Form 10-K
period 2001-12-31
KAISER VENTURES LLC
filed 2002-04-01
CIK 1144834

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

   (Mark One)
      [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR
      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-65194

                               KAISER VENTURES LLC
             (Exact name of registrant as specified in its charter)

                     DELAWARE                              33-0972983
      ------------------------------------------    --------------------------
           (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)            Identification No.)

       3633 E. Inland Empire Blvd. Suite 850
                 Ontario, Ca 91764
      ------------------------------------------
       (Address of principal executive offices
                    and zip code)

       Registrant's telephone number, including area code: (909) 483-8500
                        ---------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
                 Title of Each Class                      on which Registered
      -----------------------------------------     ---------------------------
                     Class A Units                           Not Applicable

                                     -------------------------------
Securities registered pursuant to Section 12(g) of the Act:  None
                                     -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's Class A Units, held by non-affiliates of the registrant was approximately $9,726,342 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2002, which was assumed to be the same value as of March 22, 2002. The Class A Units are not publicly traded. (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X No __
   ---

At March 22, 2002, 6,904,299 Class A Units were outstanding including 136,919 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

Documents Incorporated By Reference: None, except for certain exhibits as identified in the Exhibit List to the Form 10-K Report.

                         TABLE OF CONTENTS TO FORM 10-K

PART I                                                                      PAGE

                  FORWARD-LOOKING STATEMENTS........................          1

                  WHO WE ARE........................................          1

   Item 1.        BUSINESS..........................................          1

   Item 2.        PROPERTIES........................................         14

   Item 3.        LEGAL PROCEEDINGS.................................         16

   Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS.........................................         19

PART II

   Item 5.        MARKET FOR THE COMPANY'S EQUITY AND RELATED
                    OWNER MATTERS...................................         21

   Item 6.        SELECTED FINANCIAL DATA...........................         22

   Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............         23

   Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......         31

   Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE..........         31

PART III

   Item 10.       MANAGERS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT......................................         32

   Item 11.       EXECUTIVE COMPENSATION............................         36

   Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT..................................         41

   Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....         42

PART IV

   Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K.............................         43

                                     PART I

FORWARD-LOOKING STATEMENTS

     Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report or 8-K Report of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser's inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WHO WE ARE

     Unless otherwise noted:(1) the term "Kaiser Inc." refers to the former Kaiser Ventures Inc., (2) the term "Kaiser LLC" refers to Kaiser Ventures LLC, and (3) the terms "Kaiser," "the Company," "we," "us," and "our," refer to past and ongoing business operations conducted in the form of Kaiser Inc. or Kaiser LLC, and their respective subsidiaries. Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001.

ITEM 1.       BUSINESS

BUSINESS STRATEGY

     General. Kaiser is the reorganized successor to Kaiser Steel Corporation, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since the Kaiser Steel bankruptcy, we have been developing certain assets remaining after the bankruptcy. Currently, our principal assets include:

      . An approximate 80% ownership interest in Mine Reclamation, LLC, (which we refer to as MRC), which has permitted a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million;

     . A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

     . Approximately 5,450 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District.

     . Cash and cash equivalents, and receivables of approximately $20.2 million as of December 31, 2001.

     Strategy Leading to Conversion of Kaiser Inc. to a Limited Liability Company. In September 2000, Kaiser Inc.'s Board of Directors approved a strategy to maximize the cash distributed to stockholders. Under this strategy, Kaiser was seeking:

     .   To complete the sale of the landfill  project at the Eagle
         Mountain Site and to resolve the related outstanding federal land exchange litigation. The sale of the landfill is subject to the satisfaction of numerous conditions. As a result, we cannot be sure that this sale will close. Although the contractual expiration date is currently in the second quarter of 2002, the date has already been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times or waive certain of the conditions to closing. There is no assurance or requirement that the parties will continue to extend the closing date, and, if it is extended, for how long. Even if the sale is completed, we do not expect to receive any cash from the sale until the litigation related to the land exchange is resolved favorably. If that litigation is not favorably resolved, MRC may attempt to cure any defects in the land exchange so that the sale to the District could still be completed. However, if the litigation is not favorably resolved and MRC cannot otherwise cure the defects in a timely fashion, then the District's purchase of the landfill project would be unwound and MRC would seek another alternative for the sale of the landfill project or abandon it. Although a definite time period for curing any defects has not yet been negotiated with the District, it could take a substantial period of time. For additional information, see "Business - Eagle Mountain Landfill Project and Pending Sale."

     . To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

     . To continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe its is appropriate to maximize the value for this asset through a sale or other alternative transaction;

     . To sell miscellaneous assets such as surplus property and mineral interests in Southern California; and

     . To further reduce our general and administrative expenses by continuing to reduce our staff as well as sell our remaining assets.

     Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

     . MRC entered into an agreement to sell the landfill project at the Eagle Mountain Site in August 2000. For additional information, see "BUSINESS
         - Eagle Mountain Landfill Project and Pending Sale - Pending Sale of the Landfill Project."

     . We sold approximately 588 acres of the former Kaiser Steel mill site property (which we refer to as the Mill Site Property) in mid-August 2000 for $16 million in cash plus the assumption of certain environmental liabilities. For additional information, see "BUSINESS - Historical Operations and Completed Transactions - Sale of Mill Site Property."

     . We sold approximately 37 additional acres of the Mill Site Property in October 2000 for $3.8 million in cash. For additional information, see "BUSINESS - Historical Operations and Completed Transactions - Sale of Rancho Cucamonga Parcel."

     . We sold our interest in Fontana Union in March 2001 for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease. For additional information, see "BUSINESS - Historical Operations and Completed Transactions - Water Resources - Fontana Union Stock Sale."

     . We purchased an insurance policy effective June 30, 2001, covering substantially all of Kaiser's remaining historical environmental and asbestos risks and anticipated litigation for the next 12 years for an aggregate cost of approximately $5.8 million, of which KSC Recovery, Inc., Kaiser Steel's bankruptcy estate (referred to as "KSC"), paid $2 million and we paid the balance of approximately $3.8 million.

     Conversion to a Limited Liability Company. As a result of the actions outlined above Kaiser Inc. had cash and cash equivalents of approximately $80 million as of September 30, 2002. Kaiser Inc.'s Board sought the best means of delivering significant cash to its investors on a tax advantageous basis, to avoid the double taxation generally imposed on future corporate distributions to investors and to sell its remaining assets without further investor approval. After studying and considering various alternatives, Kaiser Inc.'s Board determined that these goals could be best achieved by converting Kaiser Inc. into a limited liability company that would be taxed as a partnership. More specifically, by converting to a limited liability company on or before December 31, 2001, Kaiser ultimately saved approximately $16 million in taxes in 2001 (which was in excess of the original estimated tax savings of between $10.5 -$12.0 million to be achieved upon the conversion to a limited liability company) by capturing, among other things, the significant tax losses associated with MRC. These tax savings meant that Kaiser Inc. was able to increase the cash distributed to its stockholders by almost $2.00 per share. In addition, a conversion would allow most of Kaiser Inc.'s stockholders to be able to offset their tax basis in each share of Kaiser Inc.'s common stock against the merger consideration, with only the difference taxed at capital gains rates. The conversion was accomplished through the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC as the surviving company of the merger. However, as a result of the requirements imposed by the Internal Revenue Code, for the unit holders to enjoy the tax advantages offered by a pass-through entity such as a limited liability company, the Class A Units received in the merger cannot be traded on any securities market and contain significant transfer restrictions.

     After the Securities and Exchange Commission reviewed Kaiser Inc.'s and Kaiser LLC's proposed joint proxy and registration statement, Kaiser
Inc. mailed to its stockholders of record as of October 8, 2001, a notice of annual meeting, a joint proxy and registration statement for its annual meeting to be held on November 28, 2001, and the Company's annual report for 2000. At the annual meeting, Kaiser Inc.'s stockholders overwhelmingly approved the merger and the subsequent conversion of Kaiser Inc. into a limited liability company. The merger was effective as of 11:59 p.m. on November 30, 2001, which was the last day of trading of Kaiser Inc. common stock.

EAGLE MOUNTAIN LANDFILL PROJECT AND PENDING SALE

     Description of the Eagle Mountain Site. Kaiser's 10,108 acre Eagle Mountain Site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. In 1988, Kaiser leased approximately 4,654 acres of the idled mine site and the rail line to MRC for development of a rail-haul solid-waste landfill.

     In 1988, in anticipation of Southern California's need for new environmentally safe landfill capacity, MRC began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser's Eagle Mountain Site. The landfill project has received all 20 of the major permits and approvals required for siting, constructing, and operating the landfill project. We believe that the Eagle Mountain Site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill, including, among other attributes, its remote location, arid climate, available and suitable materials for the proposed liner system and daily cover, and rail access.

     Acquisition of Our Interest in MRC. We initially acquired our interest in MRC in 1995, as a result of the withdrawal of MRC's previous majority owner, which was a subsidiary of Browning Ferris Industries. Before and in connection with its subsidiary's withdrawal, Browning Ferris invested approximately $45 million in MRC. In 2000, Kaiser assigned all of the economic benefits of the MRC lease and granted an option to buy the landfill property to MRC in exchange for increasing its ownership interest in MRC. The MRC lease will terminate upon the sale of the landfill project to the District, assuming the sale is completed. We presently own approximately 80% of MRC's Class B Units and 100% of its Class A Units.

PENDING SALE OF THE LANDFILL PROJECT

     In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million. Under the terms of this agreement, upon closing of the sale, $39 million of the total purchase price would be deposited into an escrow account. This money would be released on the resolution of certain litigation contingencies relating to the litigation challenging the completed federal land exchange. Interest began accruing on this portion of the purchase price on May 3, 2001, and will be paid out to MRC on a quarterly basis, if there is a successful outcome of the federal litigation at the Federal District Court level. The decision by the District Court would be subject to appeal. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and would be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, is expected to be delayed for years pending satisfactory resolution of these contingencies.

     Additionally, the sale of the landfill project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project's permits to the District, obtaining all necessary consents to the transaction, resolving title matters and negotiating mutually acceptable joint use agreements. Although the contractual expiration date is currently in the second quarter of 2002, the date has already been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the closing date one or more additional times. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. Kaiser has agreed to vote its interest in MRC in favor of the sale of the landfill project to the District on its current terms.

CURRENT STATUS

     Approval by Riverside County of the Landfill Project; Development Agreement. Between 1992 and 1995, MRC faced legal challenges to its application and receipt of regulatory permits and consents required to operate the landfill project. In March 1995, MRC re-initiated the necessary permitting process by filing its land use applications with Riverside County and working with the County and U.S. Bureau of Land Management, referred to as the BLM, in securing the certification and approval of a new environmental impact report, or an EIR. After extensive public comment, the new EIR was released to the public in January 1997, and received final approval from the Riverside Board of Supervisors in September 1997.

     As a part of the process of considering the landfill project, Kaiser and MRC negotiated a Development Agreement with Riverside County. The Development Agreement provides the mechanism by which MRC acquires long-term vested land-use rights for a landfill and generally governs the relationship among the parties to the Agreement. The Development Agreement also addresses such items as the duties and indemnification obligations to Riverside County; the extensive financial assurances to be provided to Riverside County; the reservation and availability of landfill space for waste generated within Riverside County; and events of default and remedies, as well as a number of other items.

     In addition, the financial payments to or for the benefit of Riverside County and others are detailed in the Development Agreement and in the Purchase and Sale Agreement, which forms a part of the Development Agreement. The Purchase and Sale Agreement requires a per ton payment on non-County waste determined from a base rate which is the greater of $2.70 per ton or ten percent (10%) of the landfill tip fee up to 12,000 tons of non-County waste. The 10% number increases to 12 1/2% for all non-County waste in excess of 12,000 tons per day. The per ton payment to the County also increases as volume increases. The per ton payments on non-County Waste to Riverside County are summarized as follows:

Average Tons Per Day of
    Non-County Waste                  Payment to Riverside County
-------------------------------------------------------------------------

      0  -     7,000              Greater of 10% (12.5%  once  volume
                                  exceeds 12,000 tpd or $2.70 ("Base")
  7,000  -    10,000                         Base +  $.80
 10,000  -    12,000                         Base + $1.30
 12,000  -    16,000                         Base + $2.30
 16,000  -    20,000                         Base + $3.30
-------------------------------------------------------------------------

     Of the payments made to Riverside County by MRC on non-County municipal solid waste, $.90 of the per ton payment will be deposited into an environmental trust. In addition, MRC directly pays $.90 per ton into the environmental trust for in-County waste deposited into the landfill. Funds in the environmental trust are to be used within Riverside County for: (a) the protection, acquisition, preservation, and restoration of parks, open space, biological habitat, scenic, cultural and scientific resources; (b) the support of environmental education and research; (c) the mitigation of the landfill project's environmental impacts; and (d) the long term monitoring of the above mentioned items.

     Finally, MRC has agreed to pay $.10 per ton of municipal solid waste deposited into the landfill to the National Parks Foundation for the benefit of the National Park Service.

     Other major payments include: (i) partial funding for up to four rail crossings with $1 million due at the commencement of construction of the landfill and an additional $1 million over the course of landfill operations;
(ii) financial assistance of approximately $2 million for the host community, Lake Tamarisk, comprised of $500,000 due at the commencement of construction of the landfill plus approximately $1.5 million due over the course of landfill operations; and (iii) funding for non-California Environmental Quality Act reduction air emission programs of $600,000 over the course of operations.

     The initial term of the Development Agreement is fifty years, although it may be extended to November 30, 2088, under certain conditions. The Development Agreement allows the landfill project to receive up to 20,000 tons per day, 6 days a week, of non-hazardous municipal solid waste. However, during its first ten years of operation, the landfill owner is limited to 10,000 tons per day of non-County waste plus the waste generated from within the County. After ten years, the owner of the landfill may request an increase in its daily tonnage, and an independent scientific panel will review such request. The panel's review is effectively limited to confirming substantial compliance with all developmental approvals, mitigation measures and permits.

     We anticipate that the Development Agreement will be fully executed and recorded just prior to the closing of the sale of the landfill project. Riverside County has approved the assumption of the Development Agreement by the District as part of the sale of the landfill by MRC.

     Successful Appeal of EIR Litigation. After the September 1997 approval of the new EIR for the landfill project, litigation with respect to MRC's EIR certification resumed. In February 1998, the San Diego County Superior Court issued a final ruling with respect to this litigation, finding that the EIR certification did not adequately evaluate the landfill project's impact on the Joshua Tree National Park and the threatened desert tortoise. MRC, Kaiser and Riverside County appealed the Superior Court's decision; opponents did not appeal.

     On May 7, 1999, the Court of Appeal announced its decision to completely reverse the San Diego Superior Court's prior adverse decision. The Court of Appeal's decision, in effect, reinstated the EIR certification and reinstated the previous approval of the landfill project by Riverside County. In June 1999, opponents to the landfill project requested that the California Supreme Court review and overturn the Court of Appeal's decision. In July 1999, the California Supreme Court declined to review the Court of Appeal's decision.

     Federal Land Exchange and Ongoing Litigation. In October 1999, Kaiser's wholly owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain,
LLC), completed a land exchange with the BLM. In this exchange, Kaiser transferred approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way to the BLM and a nominal cash equalization payment in exchange for approximately 3,500 acres of land within the landfill project area. The land exchanged by Kaiser was identified as prime desert habitat and was a prerequisite to completion of the permitting of the landfill project. With the land exchange completed, the Eagle Mountain Site consists of approximately 10,108 acres with 8,636 acres held in fee (which includes the Eagle Mountain Townsite) and approximately 1,472 acres held as various mining claims.

     Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. In November 2000, the Ninth Circuit Court of Appeals announced a decision in an unrelated case that may have a material adverse impact on Kaiser's federal land exchange litigation and the pending sale to the District. In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange. The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in Kaiser's federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser's land exchange with the BLM is similarly defective. Although we originally anticipated that the federal court would hold a trial or rule on summary judgment motions in May 2001, this original schedule has been substantially delayed for, among other reasons, the Court of Appeals' ruling in Bisson. Kaiser, MRC and the BLM are evaluating their options with regard to the appraisal used in Kaiser's completed land exchange. See "Legal Proceedings - Eagle Mountain Landfill Project Land Exchange Litigation."

     Eagle Crest Energy Company. In November 2000, Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, filed an application for a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,000 mega-watt hydroelectric pump storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. However, as a result of the land exchange with the BLM, there is no title reservation on any portion of the property. FERC issued a preliminary permit to ECEC in June 2001. We, along with others, have objected to the ECEC project and have intervened in the matter.

ONGOING CONSIDERATIONS IF THE SALE IS NOT COMPLETED

     Successful resolution of the federal land exchange litigation could take a number of years. If MRC does not complete the sale of the landfill project to the District, MRC will likely require a substantial further investment by Kaiser and other investors in MRC. We anticipate making an additional investment in MRC of approximately $2 million in 2002. However, we can make no assurance that sufficient and suitable financing will be available to MRC in order to allow it to continue to pursue the landfill project and to resolve the federal litigation. If MRC continues to pursue development of the landfill, it will face several financial and operational obstacles. Additionally, MRC could decide not to pursue the continued development of the landfill project, which would likely materially hinder MRC's ability to sell the landfill project on favorable terms, if at all.

     Governmental Regulation/Permitting. In the development and maintenance of our assets, we and other entities on which we rely are subject to extensive, expensive and increasingly stringent regulation by federal, state and local authorities. Entities operating in this arena must obtain and maintain numerous local, state and federal governmental permits and consents. Failure to comply with these regulations could result in the lose of a needed license, permit or consent or could result in significant monetary fines. Examples of the wide ranging regulations which apply to the development and maintenance of our assets include:

     . Waste collection - local agencies require licenses to collection vehicles and monitor truck safety, weight limitations and collection time and frequency.

     .   Landfill  activities  (such as the Eagle  Mountain  landfill  project)
         - local  and state  authorities  require  permits  and consents.

     .   Waste transfer,  interim  processing,  resource  recovery and disposal
         - we and the entities on which we rely must comply with zoning and land-use restrictions.

     . General - Air, noise and water pollution regulations may also affect our business from time to time.

     Competition. The waste management industry is highly competitive, with a few large, integrated waste management firms and a significant number of smaller, independent operators. The number of competitors has decreased, but their size has greatly increased as a result of mergers and acquisitions of waste hauler and management companies. Due to this increasing competition and industry consolidation, there are fewer independent waste management operating companies than in the past and, as a result, fewer potential buyers of our waste related assets. If this reduction of industry operators negatively impacts our ability to operate or sell our assets on favorable terms, we may be unable to meet our stated goals and our operating results will likely be materially and adversely affected. Currently, the Mesquite Regional Landfill located in Imperial County, California is the only other competing rail-haul project proposed in California. It is owned by Goldfields Mining Corporation and its subsidiary, Arid Operations, Inc. The District has also entered into an agreement to purchase the Mesquite Regional Landfill at a price and on terms substantially similar to the sale of the landfill project by MRC to the District. Truck-haul landfills in the Los Angeles Basin are also competitors to the proposed rail-haul landfills.

WEST VALLEY MATERIALS RECOVERY FACILITY AND TRANSFER STATION

BACKGROUND

     West Valley MRF, LLC, referred to as "West Valley," was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary Burrtec Waste Industries, Inc. This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF. Under the terms of the parties' business arrangements, Kaiser Recycling and Kaiser remain responsible for any pre-existing environmental conditions and West Valley MRF is responsible for environmental issues that may arise related to any future deposit or release of hazardous substances. Kaiser and Burrtec have each given separate performance guaranty agreements guarantying the prompt performance of their respective subsidiary's obligations.

     Phase 1 of the West Valley MRF, which included a 62,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services was built and equipped in 1997 for a total cost of approximately $10.3 million. Phase 2 of the West Valley MRF was completed in 2001 and increased the processing facility by an additional 80,000 square feet and included the installation of new recycling lines that increased the capacity of the facility to approximately 5,000 tons per day. Phase 2 was completed for a total approximate cost of $11 million. West Valley MRF is currently processing approximately 3,000 tons of municipal solid waste per day.

     As part of our strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of optimizing value for our members. The West Valley MRF currently generates sufficient cash flow to fund its cost of operations and does not require additional investment by Kaiser to operate. Furthermore, the West Valley MRF should generate sufficient cash distributions to cover Kaiser LLC's foreseeable general and administrative costs.

     The operating agreement for the West Valley MRF provides the opportunity for either party to buy the other party's interest in the West Valley MRF at fair market value in the event a party desires to accept an offer to buy its interest in the West Valley MRF, there is an event of default by a party under the agreement that is not cured within a specified time period, or, in some circumstances, there is a proposed transfer or deemed transfer. For example, a change in the control of Kaiser to a company that is in the waste management business could trigger the option to purchase our interest in the West Valley MRF.

FINANCING

     Most of the financing for the West Valley MRF was obtained through the issuance and sale of California Pollution Control Financing Authority tax exempt bonds. Approximately $9,500,000 in bonds were issued in June 1997 (Phase 1), and approximately $8,500,000 in bonds were issued in May 2000 (Phase 2), to finance the West Valley MRF's construction and development. The interest rate for the Bonds varies weekly. The rates for 2001 ranged from 1.55% to 4.70%. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2030, although West Valley MRF is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule.

     The bonds are secured by a pledge and lien on the loan payments made by West Valley MRF and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. The bonds are backed by a letter of credit issued by Union Bank. Kaiser and Burrtec have each severally guaranteed fifty percent (50%) of the principal and interest on the bonds to Union Bank in the event of a default by West Valley MRF.

     West Valley MRF and Union Bank have also executed a Reimbursement Agreement that, among other things, sets the terms and conditions whereby West Valley MRF:

     . is required to repay Union Bank in the event of a draw under the letter of credit;

     . grants Union Bank certain security interests in the income and property of West Valley MRF;

     .   agrees to a schedule for the redemption of the Bonds; and

     .   agrees to comply with certain financial and other covenants.

     Kaiser and Kaiser Recycling have also provided environmental guaranty agreements to Union Bank. Under these agreements, Kaiser and Kaiser Recycling are jointly and severally liable for any liability that may be imposed on Union Bank for pre-existing environmental conditions on the West Valley MRF's property acquired from Kaiser Recycling that the West Valley MRF fails to timely address.

COMPETITION

     Burrtec owns and operates a materials recovery facility in Agua Mansa, California. This facility is located approximately 15 miles from the West Valley MRF and could compete, in very limited areas, for waste that might otherwise go to the West Valley MRF. To date, the materials recovery facility in Agua Mansa has had little impact on the West Valley MRF's market for customers. Burrtec also owns or controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are not currently considered to be competitors of the West Valley MRF. Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley. However, Kaiser believes that none of them has yet completed the permitting process.

TAR PITS PARCEL

     Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Environmental remediation of the Tar Pits Parcel began in January 2002 and is currently expected to be completed by the end of the third quarter of 2002. CCG Ontario, LLC, referred to as CCG, is responsible for remediating this property's environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser's sale of approximately 588 acres of the Mill Site Property. See "BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters."

EAGLE MOUNTAIN TOWNSITE

     Kaiser owns and operates the Eagle Mountain Townsite through a wholly-owned subsidiary. The Eagle Mountain Townsite covers approximately 1,300 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures. As part of the District's purchase of the landfill project from MRC, the District will acquire or control a substantial portion of this infrastructure, including utility and water distribution facilities, which serves the landfill property as well as the Eagle Mountain Townsite. However, the District will not be acquiring any houses as a part of the landfill property. Kaiser currently leases a portion of the Eagle Mountain Townsite to a private company that operates a minimum security prison for the State of California. The lease for the private prison currently expires on June 30, 2002. Due to budget constraints, the State of California may not renew its contract with the operator of the private prison at the Eagle
Mountain Site. If this should happen, Kaiser's lease with the prison operator would not be extended past June 30, 2002.

     When the Eagle Mountain iron ore mine was operational, the Eagle Mountain Townsite provided housing for mine employees and their families. Asbestos was and is contained in many of the buildings at the Eagle Mountain Site and related piping. Other than environmental remediation associated with this asbestos, Kaiser is not currently aware of any other environmental remediation required at the Eagle Mountain Townsite that could require Kaiser to expend substantial funds or that could lead to material liability.

OTHER KAISER ASSETS

LAND ADJACENT TO THE EAGLE MOUNTAIN SITE

     In and around the Eagle Mountain Townsite area, Kaiser has various possessory mining claims aggregating approximately 1,472 acres and holds approximately 7,344 acres in fee simple. This property is in addition to the approximate 1,300 acre Eagle Mountain Townsite. Approximately 4,654 acres of this property will be sold as a part of the sale of the landfill project.

     Kaiser owns four deep water wells, two of which are currently being used, and two booster pump stations that serve the Eagle Mountain site and the Eagle Mountain Townsite.

LAKE TAMARISK, CALIFORNIA

     Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development Corporation, a wholly owned subsidiary of Kaiser, owns 77 improved lots, including, among other lots, one residential structure and a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk.

HISTORICAL OPERATIONS AND COMPLETED TRANSACTIONS

WATER RESOURCES

     Background. Until the sale of its ownership interest in Fontana Union Water Company, or Fontana Union, Cucamonga County Water District, referred to as "Cucamonga," in March 2001 for $87.5 million or approximately $10,860 per share of Fontana Union stock, the Company was effectively in the water business. At the time of the sale the Company also received approximately $2.5 million in payments under its water lease with Cucamonga. Thus, the following information concerning Fontana Union and Cucamonga is provided for historical purposes and to assist the reader as to the context of the Fontana Union stock sale.

     Fontana Union owns water rights to produce water from four distinct surface and subsurface sources of water near Fontana, California. Locally available water resources such as those owned by Fontana Union continue to be increasingly important and valuable in Southern California. Kaiser's ownership of Fontana Union entitled us to receive, annually, a proportionate share of Fontana Union's water, historically totaling approximately 34,000 acre feet per year (an acre foot equals approximately 325,000 gallons). In addition, when other shareholders of Fontana Union did not take their annual proportionate shares of water, the unclaimed water for each year was divided pro rata among those shareholders that exercised their water rights. At the time we sold our interest in Fontana Union in March 2001, our pro rata interest in unclaimed water raised our effective overall ownership percentage to approximately 57.19%. Over time, we expected this supplemental source of water to be reduced or eliminated as minority shareholders, who do not currently utilize all their water, begin to use, sell, or lease their water interests.

     Lease of Interest in Fontana Union to Cucamonga County Water District. In 1989, Kaiser leased all of its shares of Fontana Union stock to Cucamonga, a local water district, under the terms of the 102-year take-or-pay lease, the "Cucamonga Lease." Under this lease, Cucamonga was entitled to receive all of our proportionate share of water from Fontana Union (including shares acquired after 1989) with lease payments based upon fixed quantities of water at a rate of 68.13% of rate charged by the Metropolitan Water District of Southern California, the "MWD," for untreated, non-interruptible water as available through Chino Basin Municipal Water District. Thus, on a quarterly basis, Cucamonga paid for its proportionate share of the agreed upon annual quantities regardless of fluctuations in actual water flows and actual receipt and use of water, except in certain limited situations. In addition, Cucamonga bore substantially all risks and costs of producing the water under the Cucamonga Lease. However, if a third party challenged any of Fontana Union's water rights, Kaiser and Cucamonga were obligated to share the costs of defending such challenge.

     Under the terms of the Cucamonga Lease, our future lease revenue increases were primarily dependent upon any adjustments in the MWD water rates and other fees upon which the lease rate was calculated. The MWD rate established for untreated, non-interruptible water is based on a number of factors, including the MWD need for funds to finance capital improvements and to cover its fixed operational and overhead costs. The MWD rate increases are often cyclical in nature depending upon such factors as water availability, consumption, capital projects and available reserves.

     On July 1, 1995, MWD implemented changed rates and a new rate structure which was the subject of a dispute between Kaiser and Cucamonga. In December 2000, MWD approved another major rate restructuring, which it is now in the process of implementing. Without the Fontana Union stock sale, we anticipated that we would be engaged in an additional dispute with Cucamonga as a result of MWD's adoption of the most recent major rate restructuring.

     The Cucamonga Lease Dispute. As a result of these July 1995 changes in the MWD rates, we asserted that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, were to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease. Cucamonga disputed our interpretation and asserted that our interpretation of the Cucamonga lease in relation to the changes effected in 1995 by the MWD would result in a rate increase to Cucamonga in excess of the 1995 MWD rate of increase Cucamonga asserted was the appropriate rate increase (the "Dispute"). This Dispute, impacted all payments made by Cucamonga subsequent to July 1995. Because Kaiser and Cucamonga were unable to resolve this Dispute out of court, in 1996 Kaiser instituted litigation against Cucamonga in San Bernardino County Superior Court.

     After a trial on the matter in March 1998, the Court concluded that the MWD rate, as defined in the Cucamonga lease, was discontinued effective July 1, 1995, as a result of the rate restructuring implemented by MWD.

     Fontana Union Stock Sale. Subsequent to the final oral argument in the case, the parties ultimately negotiated a resolution to the Dispute with the sale of the Company's Fontana Union Stock to Cucamonga for a purchase price of $87.5 million. In addition, Cucamonga agreed to pay $2.5 million in payments under the Cucamonga Lease. Kaiser Inc.'s stockholders approved the Fontana Union stock sale in February 2001, and the Fontana Union stock sale was completed on March 6, 2001.

MILL SITE PROPERTY

     Background. From 1942 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways and approximately three miles to the northeast of Ontario International Airport. The original Mill Site Property owned by Kaiser after it emerged from the KSC bankruptcy consisted of approximately 1,200 acres and portions of the property required substantial environmental remediation. Except for the approximate 5 acre Tar Pits Parcel, we no longer own any portion of the Mill Site Property. The disposition of the Mill Site Property by us over the past several years is described below.

     The California Speedway Property. In November 1995, the Company contributed approximately 480 acres of the Mill Site Property in exchange for common stock in the company that became Penske Motorsports, Inc., referred to as PMI, a leading promoter of motor sports activities and an owner and operator of automobile racetracks. In December 1996, the Company sold to PMI approximately 54 additional acres of the Mill Site Property, for cash and additional stock in PMI. The California Speedway, a world class motor sports speedway, was built on this approximate 534 acres of the Mill Site Property.

     In July 1999, International Speedway Corporation, referred to as ISC, through a wholly owned subsidiary, acquired PMI. We voted for the merger and elected to take the cash and stock election afforded to PMI shareholders. Pursuant to this election, Kaiser received approximately $24 million in cash and 1,187,407 shares of ISC Class A common stock, resulting in a gain of $35.7 million. Subsequent to the merger, we sold all of the shares we owned in ISC at an average price of approximately $53.52 per share, realizing an additional gain of approximately $6.6 million. The gross cash proceeds we received in 1999 from the merger and the subsequent sale of ISC stock totaled approximately $88 million.

     The NAPA Lots. In conjunction with the permitting and development of the California Speedway, we permitted and developed three parcels known as the "NAPA Lots" for sale. In September 1997, the largest NAPA Lot, consisting of approximately 15.5 acres, was sold for a gross sale price of approximately $2.9 million. In November 1999, another of the NAPA Lots, consisting of approximately
7.8 acres, was sold for a gross cash sales price of approximately $1.7 million. The remaining NAPA Lot of approximately 5.2 acres was sold in December 1999 for a cash sales price of approximately $1.1 million.

     CCG Ontario, LLC (CCG). In August 2000, we sold approximately 588 acres of our remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Included in the land sold to CCG were ancillary items such as the sewer treatment plant and the water rights associated with the property. As part of the transaction, CCG obtained environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the transferred property as well as other environmental obligations. In addition, we were party to a consent order with the California Department of Toxic Substances Control, referred to as the DTSC, which is essentially an agreement to investigate and remediate property. This consent order and our financial assurances to the DTSC were terminated as part of the sale transaction, and CCG entered into a new consent order with the DTSC and provided the necessary financial assurances. For additional information, see "Part I, Item 1. BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters" below.

     Rancho Cucamonga Parcel. In October 2000, the Company completed the sale of approximately 37 acres of the Mill Site Property, known as the Rancho Cucamonga parcel, to The California Speedway Corporation. The gross cash sales price was approximately $3.8 million.

     West Valley MRF Property. At the time of the formation of West Valley in 1997, Kaiser Inc. contributed 23 acres of the former Mill Site Property, on which a 62,000 square foot building, sorting equipment and related facilities were constructed during Phase 1 of the West Valley MRF development. Under the terms of our agreements with West Valley, we contributed an additional approximately 7 acres after that land's environmental remediation in 2000. We are also obligated to contribute the Tar Pits Parcel to West Valley at West Valley's option, upon the environmental remediation of the Tar Pits Parcel in a manner suitable for use by West Valley. The Tar Pits Parcel is the only acreage that we continue to own at the former Mill Site Property.

MILL SITE ENVIRONMENTAL MATTERS

     The operation of a steel mill by the Company's predecessor, KSC, resulted in known contamination of limited portions of the Mill Site Property. In 1988, the Company entered into a consent order with the DTSC, which required the Company to investigate and remediate hazardous materials on the Mill Site Property. This consent order was terminated in connection with the sale of approximately 588 acres of the remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. As discussed above, in this transaction, our consent order with the DTSC was terminated, and CCG entered into a new consent order with the DTSC. As a result, CCG is now responsible for all future investigation and remediation of the Mill Site Property it purchased, as well as various other items covered under the CCG consent order. In addition, CCG assumed and agreed to indemnify the Company against various contractual environmental indemnification and operations and maintenance ("O&M") obligations the Company has with purchasers of other portions of the Mill Site Property. In connection with this land sale, CCG entered into a fixed price environmental remediation services agreement with IT Corporation ("IT"), an environmental contractor, to remediate the know environmental conditions on the property. IT filed for bankruptcy in January 2002, but to date is continuing to perform its environmental remediation services contract. In addition, CCG is obligated to remediate the Tar Pits Parcel pursuant to a solidification and capping strategy. The remediation of the Tar Pits parcel is also covered by CCG's agreement with IT. IT is currently completing the solidification of the tar within the Tar Pits parcel and it is currently anticipated that this portion of the remediation of the Tar Pits parcel will be completed by April 30, 2002.

     Many of the environmental obligations assumed by CCG are backed, in whole or in part, by various financial assurance mechanisms or products. Examples of the financial assurances or products provided, include, but are not limited to: a performance bond issued to assure IT's performance under its environmental remediation service agreement with CCG; a real estate environmental liability insurance policy with a policy limit of $50 million; a remediation stop loss policy covering $15 million in cost overruns for known remediation, which known remediation was estimated to be approximately $15 million; and a limited corporate guaranty by CCG's parent company. All financial assurance mechanisms or products are subject to their terms. In addition, there are certain exceptions to CCG's assumption of the Company's prior environmental obligations such as any certain environmentally related litigation outstanding as of the date of the closing of the land sale to CCG.

     With regard to groundwater, we previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board, or the RWQCB, concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations contributed. The settlement required us to make a $1.5 million cash payment, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality improvement project. In 1999, approximately 20 years ahead of schedule, we contributed the full 25,000 acre feet required under the terms of the settlement agreement with the RWQCB. This contribution of water satisfied all of the Company's obligations to the RWQCB under the terms of the settlement agreement. CCG did not assume any of the Company's future obligations, if any, with regard to the specified plume.

     As a result of the transaction with CCG and the Company's previous remediation activities in 2000, the Company's estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million. These potential environmental liabilities included, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed above, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate.

     In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased an insurance policy effective June 30, 2001. This insurance policy is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for Kaiser's ongoing and historical operations. With the purchase of this policy, we were able to reduce our estimated environmental liabilities to zero. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Part II, Item 7. of this Form 10-K Report and "Part I, Item 3. LEGAL PROCEEDINGS - New Insurance" in this 10-K Report.

     The Company is involved, from time-to-time, in legal proceedings concerning environmental matters. For example, in 2001, the City of Ontario re-asserted that the plume discussed above negatively impacts one of the City's former production wells. See "Part I, Item 3. LEGAL PROCEEDINGS."

EMPLOYEES

     As of March 22, 2002, Kaiser had 10 full-time and 6 part-time employees. It is anticipated the number of full-time employees of the Company will be reduced to 9 and the number of part-time employees will be reduced to 5 as of the end of May 2002. In addition, as of March 22, 2002, MRC, the Company's subsidiary, had 1 part-time employee.

ITEM 2.       PROPERTIES

OFFICE FACILITIES

     Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California, 91764. The Company currently leases approximately 5,500 square feet in Ontario, California. However, in May 2002 we will move to 3633 East Inland Empire Boulevard, Suite 480, reducing our leased space to approximately 3,100 square feet. The lease for the reduced space expires on August 31, 2007, with the right to terminate the lease upon prior written notice effective as of February 28, 2006. Our subsidiary, Kaiser Eagle Mountain, LLC, also maintains an office at the Eagle Mountain Site. We own the building used as an office at the Eagle Mountain Site.

EAGLE MOUNTAIN, CALIFORNIA

     The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The District, upon its purchase of the landfill project, will own a substantial portion of this infrastructure. Accordingly, the District and the Company are negotiating a number of agreements addressing access and joint use of infrastructure facilities. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated and are currently in use. Most of the houses in use are leased to Management and Training Corporation for use in conjunction with a permitted 500-bed community-custody facility operated under a contract with the California Department of Corrections. However, the lease with Management Training Corporation may be terminated effective June 30, 2002, because of the reduction in the California State budget, which may eliminate many, if not all private prisons contracted with the State of California. Utilization of the remaining houses and related facilities will require additional renovation activities plus approval by Riverside County of a Townsite Specific Plan.

     In and around the Eagle Mountain area the Company has various possessory mining claims of approximately 3,509 acres and holds approximately 5,635 acres in fee simple (which includes the Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See "Part I, Item 1. BUSINESS - Eagle Mountain Landfill Project."

     The Company owns four deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain Site.

RAILROAD

     To transport ore from the Eagle Mountain mine to the mill site (see below), Kaiser Steel Corporation constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. We own in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed. See "Part I, Item 1. BUSINESS - Municipal Solid Waste - Eagle Mountain Landfill Project."

FONTANA, CALIFORNIA

     With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former KSC mill site. See "Part 1, Item 1. BUSINESS - Historical Operations and Completed Transactions - Mill Site Property."

LAKE TAMARISK, CALIFORNIA

     Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development LLC, a wholly-owned subsidiary of the Company, owns 77 improved lots including one residential structure. Lake Tamarisk, LLC also owns a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk. This property was under contract and scheduled to be sold in the first quarter of 2001 for $1.75 million in cash, but the buyer timely terminated the purchase under the terms of the purchase and sale agreement. We are currently marketing this property.

OTHER REAL ESTATE PROPERTIES

     We own numerous small parcels of land in Huerfano and Archuleta Counties in Colorado. In February 2001, we sold our Silver Lake Mine west of Baker, California, several iron ore deposits, and approximately 190 acres near Afton Canyon, California for approximately $2 million. Historical Operations and Completed Transactions - Mill Site Property.")

FONTANA UNION WATER COMPANY

     Until March 6, 2001 we owned 8,057.03 shares, or approximately 53.71%, of the outstanding stock of Fontana Union, a California mutual water company. On March 6, 2001, we sold our shares in Fontana Union for $87.5 million and, as part of this sale, received approximately $2.5 million in payments under the Cucamonga water lease. See "Part I, Item 1. BUSINESS - Water Resources."

ITEM 3.       LEGAL PROCEEDINGS

     Kaiser, in the normal course of its business, is involved in various claims and legal proceedings. A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on our financial statements. Except for those matters described below, management believes these matters will not have a material adverse effect on Kaiser's business or financial condition. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized as follows:

LITIGATION

     Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser's wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits.

     In December 1999, the first case was filed challenging the land exchange - Donna Charpied; Laurence Charpied; et al. v. United States Department of the Interior; Bureau of Land Management; et al, (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)). In January 2000, a second case was filed - National Parks and Conservation Association v. Bureau of Land Management, et al. (United States District Court for the Central District of California, Riverside Division, Case No. EDCV-00-0041 VAX (JWJx)). We expect that both cases will be consolidated into one hearing. The plaintiffs have argued that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. The plaintiffs have not sought damages other than the recovery of attorneys' fees. In November 2000, the Ninth Circuit Court of Appeals announced a decision that may have a material adverse impact on Kaiser's federal land exchange litigation and the pending sale of the landfill project to the District. In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the highest best use of the land exchange. The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in Kaiser's federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser's land exchange with the BLM is similarly defective. Although we originally anticipated that the federal court would hold a trial or rule on summary judgment motions in May 2001, this original schedule has been substantially delayed for, among other reasons, the Court of Appeals' ruling in Bisson. At the current time, we do not know when a trial will be held or a ruling will be made, and Kaiser, MRC and the BLM are evaluating their options with regard to the appraisal used in Kaiser's completed land exchange.

     Warrant Dispute. New Kaiser Employees' Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase, respectively, 460,000 and 285,260 Class A Units in the Company (the warrants were initially for common stock of Kaiser Inc. and in the merger of Kaiser Inc. with and into Kaiser LLC, the warrants were converted into Class A Units of Kaiser LLC). VEBA and PBGC have each claimed that the treatment of its warrant in the conversion violated the terms of the warrant. We do not believe this claim has any merit. Prior to the vote on the conversion proposal, it was agreed by Kaiser, VEBA and PBGC that the rights of each VEBA and PBGC, under its warrant, would not be changed or waived by (i) any consent to or approval of the conversion proposal by either VEBA, PBGC or any director representing either of them, or (ii) any decision by either the VEBA or the PBGC to delay any potential legal challenge until after the adoption and completion of the conversion proposal. VEBA and PBGC voted their respective shares in Kaiser Inc. in favor of the conversion proposal. VEBA recently renewed its claim that the conversion proposal violated the terms of its warrant.

     Product Liability Litigation. On March 22, 2002, Kaiser received a complaint in the mail captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02). In summary, the allegations are that Kaiser Steel Corporation or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana. It is further alleged that such portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline causing damage to the plaintiffs' respective interests in land and that there were business interruption damages to certain of the plaintiffs. No amount of damages has been pled. Based upon the complaint, it appears that plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or manufactured the pipe in the ruptured section of the pipeline. Since Kaiser just received the complaint, Kaiser has not had the opportunity to discover any of the facts of this case. Kaiser Inc. and Kaiser LLC were also named as defendants in the law suit. If Kaiser should remain in this case, we will vigorously defend the lawsuit.

     Slemmer Litigation. On March 28, 2002, we were served with a complaint captioned Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856). The defendants in the lawsuit are Kaiser, Fontana Union Water and individuals serving on the Board of Directors of Fontana Union Water Company. In summary, plaintiffs allege that they are the owners of 175 shares of the stock of Fontana Union Water Company, a mutual water company, and that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law. Among other things, plaintiffs have requested $25,000,000 in damages and the trebling of such damages under California law. We believe that the suit against us is totally without merit and we will vigorously defend the lawsuit.

     Asbestos Suits. Kaiser, along with KSC Recovery (the Kaiser Steel Corporation bankruptcy estate), are currently named in approximately forty (40) active asbestos lawsuits. Kaiser and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940's and that Kaiser and/or KSC were in some manner associated with one or more shipyards or has successor liability.

     In addition, there are several claims involving other facilities such as the Mill Site Property. Most of these lawsuits are third party premises claims that claim injury resulting from exposure to asbestos or asbestos containing products and involve multiple defendants. Kaiser anticipates that it, often along with KSC, will be named as a defendant in additional asbestos lawsuits. A number of large manufacturers and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past couple of years, increasing the likelihood that additional suits will be filed against us. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against Kaiser and KSC are non-specific, but involve allegations relating to pre-bankruptcy activities. It is difficult to determine the amount of damages that Kaiser could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. Instead these claims incorporate by reference a blanket pleading that asserts an amount of damages in excess of the court's jurisdictional requirement (usually $50,000). Additionally, those actions which assert a specific amount of damages do not specify the amount by defendant, and Kaiser is often one of many defendants in these cases, often more than 50 defendants. Many cases have been dismissed without

Kaiser paying any amount in settlement, and most other cases have been settled for a payment of less than $10,000. Occasionally, Kaiser has entered into settlements in excess of $100,000. Since the bankruptcy proceedings, approximately 176 claims have been resolved, with only 12 of those claims being resolved for a payment in excess of $100,000. Kaiser has resolved approximately 70% of these claims for less than $10,000. Most claims that settled for more than $100,000 were covered entirely, or in part, by insurance.

     To date, several, but not all, of the plaintiffs have agreed that they will not pursue Kaiser, although they have the right to pursue Kaiser's insurance coverage to the extent there is coverage. Kaiser currently believes that these claims are substantially covered by insurance coverage, and we have tendered these suits to the appropriate insurance carriers. Many, but not all, of the current asbestos claims are being accepted for defense and indemnity purposes by insurance carriers, subject to a reservation of rights. However, two insurance carriers are disputing the amount of insurance coverage with regard to the various types of asbestos claims and the extent of the participation the allocation, if any, of defense costs and damages to Kaiser. Kaiser and KSC are engaged in settlement negotiations with insurance carriers with regard to these coverage disputes and Kaiser had reserved for asbestos claims and related matters as a part of its environmental reserves. Depending upon the nature of the claims and the year of claimed exposure, Kaiser's percentage of exposure in these cases may range from 0 percent to 100 percent. However, as discussed in the section entitled "New Insurance Policy", any currently uninsured risks are now covered by a newly purchased insurance policy up to a maximum of $50 million.

     Kaiser also currently believes that it has various defenses to these claims, including, among other defenses, the discharge granted to it in connection with Kaiser Steel's bankruptcy reorganization. However, this is an evolving area of the law and it is possible that the bankruptcy discharge will not be recognized in many of the asbestos claims. Because the claims involve pre-bankruptcy activities, the Kaiser Steel bankruptcy estate, through KSC, has been incurring defense and settlement costs, which we expect will be reimbursed in large part by insurance. If KSC is unable to fund these expenses, whether from cash reserves or from insurance proceeds, we may be obligated to fund these costs, which was part of the motivation for purchasing the new insurance policy described below. See "New Insurance Policy."

     Bankruptcy Claims. KSC was formed for the primary purpose of pursuing certain legal actions on behalf of the former creditors of Kaiser Steel and handling the remaining administrative duties of the Kaiser Steel bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. Because of the minimum activities of the Kaiser Steel bankruptcy estate at this time, the Bankruptcy Court terminated its supervision over the estate in October 1996. However, the bankruptcy estate is reopened from time to time to address certain litigation matters as they arise.

     From time to time, various environmental and similar types of claims, such as the environmental and asbestos litigation mentioned above that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser. Excluding the asbestos claims, there were approximately four environmental claims made in 2000 and one in 2001. The claims made in 2000 were all resolved through KSC. Settlements ranged from zero to about $150,000 (in settlement of a $1 million late general unsecured creditor claim in the bankruptcy estate). In connection with the Kaiser Steel plan of reorganization, Kaiser, as the reorganized successor to Kaiser Steel, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the Kaiser Steel bankruptcy plan, if any of these claims or other similar claims are ultimately determined to survive the Kaiser Steel bankruptcy, it could have a material adverse effect on Kaiser. In particular, there is some question as to the validity of the discharge with regard to particular claims, such as asbestos claims.

     California Regional Water Quality Control Board. In the Summer of 2001, the RWQCB communicated with Kaiser that the City of Ontario is asserting that we are responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from the Mill Site Property. By way of background, in the Fall of 1993, RWQCB approved a settlement agreement resolving Kaiser's groundwater remediation obligation. The settlement agreement provided that Kaiser would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. Kaiser has satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. Kaiser has the right to commence its own investigation and to present its findings to the RWQCB before the RWQCB makes a decision on the matter. Our preliminary investigation work has been provided to the RWQCB. Kaiser believes this matter is covered under its new insurance policy that addresses, among other items, environmental matters. See "New Insurance Policy." and the section entitled "The Conversion Proposal - RISK FACTORS - California Regional Water Quality Control Board" of our Registration Statement on Form S-4, filed October 19, 2002.

NEW INSURANCE POLICY

     Kaiser has purchased an insurance policy that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for Kaiser's ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of Kaiser's existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against Kaiser.

     This policy will supplement existing insurance through additional policy limits and provide coverage for uninsured aspects of Kaiser's current insurance program, including, among others, uninsured gaps arising from insurance company insolvencies, deductibles, or self-insured retentions. The policy is specifically intended to provide additional coverage for Kaiser's known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2 million and we paid the balance of approximately $3.8 million.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On November 28, 2001, Kaiser Inc. held its annual meeting of stockholders. The vote on each of the proposals was as follows:

     Proposal One -The Election of Directors:

          DIRECTOR             VOTES FOR    VOTES WITHHELD/ABSTAIN

Ronald E. Bitonti              4,892,867           364,205
Todd G. Cole                   4,981,232           275,840
Gerald A. Fawcett              4,896,521           360,551
Reynold C. MacDonald           4,896,773           360,299
Charles E. Packard             4,976,447           280,625
Richard E. Stoddard            4,880,004           377,068
Marshall F. Wallach            4,979,511           377,068

     Proposal Two-Conversion of Kaiser Inc. into a limited liability company by the merger of Kaiser Inc. with and into Kaiser LLC:

         FOR: 4,276,581              AGAINST: 18,998          ABSTAIN: 2,522

     No shareholder exercised his or her rights to demand an appraisal of his or her shares.

     Proposal Three-Authorization of the Adjournment of the Annual meeting in order to solicit additional votes for the conversion proposal.

         FOR: 4,693,721              AGAINST: 557,145         ABSTAIN: 6,206

     We had 6,442,103 shares of common stock issued and outstanding and eligible to vote on the proposals.

            [THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

                                    PART II

ITEM 5.       MARKET FOR THE COMPANY'S EQUITY AND RELATED OWNER MATTERS

KAISER INC.

     Kaiser Inc.'s common stock commenced trading on the NASDAQ Stock Market(SM) in the fourth quarter of 1990 under the symbol "KSRI." In June 1993, Kaiser changed its name to Kaiser Resources Inc. and symbol to "KRSC." The Company changed its name, in June 1995, to Kaiser Ventures Inc., but its trading symbol remained the same. As a result of the merger of Kaiser Inc. with and into Kaiser LLC as of the close of business on November 30, 2001, Kaiser Inc.'s common stock ceased being publicly traded. The following table sets forth the range of the high and low reported bid prices of Kaiser Inc.'s common stock for the periods indicated, as reported on the NASDAQ Stock Market(SM).

                                           Low           High
                                           ---           ----
2001:
Fourth quarter (through November 30)     $  12.06      $  12.50
Third quarter.......................     $  12.00      $  13.11
Second quarter......................     $  12.31      $  12.94
First quarter.......................     $   8.50      $  12.94

2000:
Fourth quarter......................     $   9.25      $  13.69
Third quarter.......................     $  10.63      $  13.50
Second quarter......................     $  10.50      $  14.25
First quarter.......................     $  13.75      $  16.06

     Kaiser Inc. paid a $2.00 per share cash distribution to stockholders of record as of December 13, 2000.

     Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001. As a result of the merger each Kaiser Inc. stockholder of record as of December 5, 2001, was entitled to receive $10.00 in cash plus one (1) Class A Unit in Kaiser LLC for each share of stock.

KAISER LLC

     Neither Kaiser LLC's Class A nor Class B Units are publicly traded. In fact, there are substantial restrictions imposed on the transfer of the Class A and Class B Units. However, in connection with the merger of Kaiser Inc. with and into Kaiser LLC, an independent appraisal of the value of the Class A Units was made. The appraisal determined that the Class A Units had a value of $1.50 as of November 30, 2001.

     As of March 22, 2002, there were approximately 2,876 holders of record of our Class A Units.

     As of March 22, 2002, KSC Recovery held 136,919 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan.

ITEM 6.       SELECTED FINANCIAL DATA

     The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included herein.

Selected Statement of Income Data
for the years ended December 31:               2001           2000           1999          1998            1997
                                               ----           ----           ----          ----            ----

Total revenues..........................  $ 68,051,000   $  7,644,000   $ 49,516,000   $  7,097,000   $  7,082,000

Costs and expenses......................     6,903,000      6,847,000     13,788,000      4,539,000      4,891,000
                                          ------------   ------------   ------------   ------------   ------------

Income from operations..................    61,148,000        797,000     35,728,000      2,558,000      2,191,000

Net interest (income) expense...........    (2,532,000)      (581,000)       498,000      1,083,000        672,000
                                          -------------  ------------   ------------   ------------   ------------

Income before income tax provision......    63,680,000      1,378,000     35,230,000      1,475,000      1,519,000

Taxes currently payable.................     1,795,000         33,000      8,364,000         12,000         43,000
Deferred tax expense (benefit)..........    12,861,000    (11,998,000)    (3,211,000)       126,000         74,000
Deferred tax expense credited to equity.           ---            ---      6,048,000        105,000        554,000
                                          ------------   ------------   ------------   ------------   ------------

Net income..............................  $ 49,024,000   $ 13,343,000   $ 24,029,000   $  1,232,000   $    848,000
                                          ============   ============   ============   ============   ============

Earnings per unit share
   Net Income
     Basic..............................  $       7.45   $       2.09   $       2.35   $        .12   $        .08
     Diluted............................  $       7.38   $       1.99   $       2.31   $        .11   $        .08

Basic Weighted average
number of units/shares outstanding/(3)/.     6,584,000      6,394,000     10,226,000     10,664,000    10,536,000

Diluted Weighted average
number of units/shares outstanding/(3)/.     6,646,000      6,699,000     10,386,000     10,840,000    10,740,000

Selected Balance Sheet Data
as of December 31:                             2001           2000           1999          1998            1997
                                               ----           ----           ----          ----            ----

Cash, cash equivalents and
   short-term investments...............  $ 16,389,000   $ 10,097,000   $ 14,686,000   $  3,409,000   $  4,330,000
Working capital.........................    16,004,000     19,274,000      5,170,000     (2,487,000)    (4,685,000)
Total assets............................    57,210,000     74,788,000    103,445,000    142,942,000    139,265,000
Long-term debt..........................           ---            ---            ---     13,750,000      8,982,000
Long-term environmental
   remediation reserves.................     4,000,000      4,490,000     23,868,000     24,465,000     24,673,000
Members'/Stockholders' equity/(3)/......    44,208,000     59,474,000     60,890,000     87,838,000     86,204,000
Shares outstanding......................     6,901,000      6,523,000      6,317,000     10,685,000     10,591,000
Book value per unit/share/(3)/..........  $       6.41   $       9.12   $       9.64   $       8.22   $       8.14

/(1)/ The deferred tax expense credited to equity represents taxes that are recorded by the Company for financial reporting purposes, but are not payable due to the Company's utilization of Net Operating Loss ("NOL") benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit is not included in net income, stockholders' equity is increased in an amount equal to the NOL tax benefit reported. There were no remaining NOL carryforwards at December 31, 2001.

/(2)/ The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 65.

/(3)/ Equity of the Company was represented by shares of common stock, through November 30, 2001, subsequent to November 30, 2001, the effective date of the merger of Kaiser Ventures Inc. with and into Kaiser Ventures LLC, equity ownership is represented by units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         SECTION 1: OPERATING RESULTS

SUMMARY BACKGROUND

     Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since the Kaiser Steel bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this 10-K Report, our remaining principal assets include: (i) an approximate 80% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, and receivables of approximately $20.2 million as of December 31, 2001.

     We have been selling the assets received out of bankruptcy at such time as we believe maximum value for the particular project or asset can be achieved. We have then distributed a portion of the proceeds received from such sales to our shareholders and members.

SUMMARY OF SIGNIFICANT DEVELOPMENTS IN 2001

     During 2001, a number of major events occurred which significantly affected us. Readers are encouraged to read this 10-K Report in its entirety in order to adequately understand the impact of these events on us and our business. The following points summarize three significant developments for us in 2001: (1) the sale our interest in Fontana Union in March 2001 for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease; (2) the purchase of an insurance policy effective June 30, 2001, covering substantially all of Kaiser's remaining historical environmental and asbestos risks and anticipated litigation for the next 12 years for an aggregate cost of approximately $5.8 million, of which we paid $3.8 million and Kaiser Steel's bankruptcy estate paid $2 million; and (3) in November 2001, we converted into a limited liability company, saving approximately $16.0 million in taxes in 2001 and enabling us to increase the cash distributed to Kaiser Inc.'s stockholders by almost $2.00 per share. However, as a result of the requirements imposed by the Internal Revenue Code, to enjoy these tax advantages, the Class A Units distributed in the conversion can not be traded on any securities market and contain significant transfer restrictions.

PRIMARY REVENUE SOURCES

ONGOING OPERATIONS

     Kaiser's revenues from ongoing operations are generally derived from the development of our long-term projects. Revenues from water resources represent payments received under the lease of our interest in Fontana Union to Cucamonga, which was sold in 2001. Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., PMI) and, starting in 1997, a limited liability company (i.e., West Valley MRF) which we account for under the equity method.

INTERIM ACTIVITIES (NET)

     Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site Property; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Site; and royalty revenues from iron ore shipments from our iron ore mine in California (the "Silver Lake Mine"). Due to the interim nature of these activities we are presenting these revenues net of their related expenses. Revenues and expenses associated with these activities at the Mill Site Property and Silver Lake Mine have ceased due to the sales of these properties.

SUMMARY OF REVENUE SOURCES

     Due to the developmental nature of certain of our projects and our recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, we believe it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding our long-term ongoing and interim revenue sources. See "Part I, Item 1. BUSINESS" for a discussion of recent material events affecting the Company's revenue sources.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     An analysis of the significant components of our resource revenues for the years ended December 31, 2001 and 2000 follows:

                                                     2001         2000         % Inc. (Dec)
                                                     ----         ----         ------------
Ongoing Operations
   Gain on Sale of FUWC Stock.................  $ 65,171,000  $        ---         100%
   Water resource............................   $    295,000  $  5,640,000         (95%)
   Gain on sale of California Mines...........     1,756,000           ---         100%
   Income from equity method investment in
        West Valley MRF, LLC.................        978,000     1,651,000         (41%)
   Mill Site land sales......................        107,000       532,000         (80%)
                                                ------------  ------------   -----------

     Total ongoing operations................     68,307,000     7,823,000         773%
                                                ------------  ------------   ----------

Interim Activities (net)                            (256,000)     (179,000)        (43%)
                                                ------------- -------------  -----------

     Total resource revenues.................   $ 68,051,000  $  7,644,000         790%
                                                ============  ============   ----------

     Resource Revenues. Total resource revenues for 2001 were $68,051,000, compared to $7,644,000 for 2000. Revenues from ongoing operations increased 8 fold for 2001 to $68,307,000 from $7,823,000 in 2000, while the loss from interim activities (net of related expenses) increased 43% to $256,000 from $179,000 in 2000.

     Ongoing Operations. During the first quarter of 2001, we completed the sale of our investment in Fontana Union Water Company ("Fontana Union") to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to our Long-Term Transaction Incentive Program. Water lease revenues under our 102-year take-or-pay lease with Cucamonga were $295,000 during 2001 compared to $5,640,000 for 2000. The 95% decrease in water lease revenues during 2001 reflects the sale of our Fontana Union stock, which closed March 6, 2001.

     During the first quarter of 2001, we also sold our California Mine properties for $2.0 million, resulting in a gain of $1,756,000. Finally, we recognized deferred gain of $107,000 from the sales of certain Mill Site property parcels that closed in 1997 and 1999 compared to a gain of $532,000 from the sale of the Rancho Cucamonga Parcel in 2000.

     Income from equity method investments decreased by $673,000 to $978,000 due to lower equity income from the West Valley MRF during 2001 compared to 2000. This decrease in equity income in the West Valley MRF is mainly due to higher operating and maintenance expenses incurred during and subsequent to the expansion of the facility ($490,000), an increase in depreciation expense due to the facility expansion ($620,000), a 31% decrease in net revenues from the sale of recyclable products ($540,000) due to lower commodity prices and, finally, higher interest and general and administrative expenses ($370,000). These increases in expenses and decreases in net revenues are being partially offset by a 7% increase in processing fee revenues due to a 12% increase in transfer and recycling volume ($490,000).

     Interim Activities (net). Interim activities net of expenses for 2001 were a net expense of $256,000 compared to a net expense of $179,000 for 2000. The 43% increase in net interim expense in 2001 is primarily attributable to lower net operating revenue at the California Mines which were sold in February 2001 ($238,000) being partially offset by: (a) lower expenses associated with the termination of interim activities at the Mill Site Property which was sold in August 2000 ($139,000); and (b) lower net interim expense at Eagle Mountain ($23,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case commission expense on Cucamonga water lease revenue). Total resource operating costs for 2001 decreased to $42,000 from $509,000 in 2000. This decrease was due to the sale of our investment in Fontana Union stock in March 2001.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for 2001 increased 8% to $6,861,000 from $6,338,000 for 2000. The increase is primarily due to higher legal, accounting and professional expenses relating to the restructuring from a corporation to a limited liability company ($1,550,000) and higher compensation and benefits expenses ($122,000). These increases were partially offset by reductions in two non-cash expenses, the expense related to the exercise of nonqualified stock options ($936,000) and variable stock option accounting expense ($217,000).

     Net Interest Income. Net interest income for 2001 was $2,532,000 compared to $581,000 in 2000. The change was due primarily to: (a) an increase in interest income ($1,822,000) relating to our higher cash and investment balances, most of which relates to proceeds from our sale of our Fontana Union stock, and a decrease in interest expense ($126,000) associated with our $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to our sale of our Fontana Union stock.

     Pre-Tax Income and Income Tax Provision. We recorded income before income tax provision of $63,680,000 for 2001, versus $1,378,000 recorded in 2000. An income tax provision of $14,656,000 was recorded in 2001 compared to an income tax benefit of $11,965,000 for 2000.

     Net Income. For 2001, we reported a net income of $49,024,000, or $7.45 per share, versus $13,343,000, or $2.09 per share, reported for 2000.

RESULTS OF OPERATIONS

ANALYSIS OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     An analysis of the significant components of our resource revenues for the years ended December 31, 2000 and 1999 follows:

                                                   2000          1999         % Inc. (Dec)
                                                   ----          ----         ------------
Ongoing Operations
   Water resource............................  $ 5,640,000   $ 5,228,000           8%
   Gain on merger of PMI into ISC............          ---    35,713,000        (100%)
   Gain on sale of ISC common stock..........          ---     6,575,000        (100%)
   Income (loss) from equity method
     Investments
        Penske Motorsports Inc...............          ---      (329,000)        100%
        West Valley MRF, LLC.................    1,651,000       910,000          81%
   Mill Site land sales......................      532,000     1,622,000         (67%)
                                               -----------   -----------   -----------

     Total ongoing operations................    7,823,000    49,719,000         (84%)
                                               -----------   -----------   -----------

Interim Activities (net)                          (179,000)     (203,000)         12%
                                               ------------  ------------  ----------

     Total resource revenues.................  $ 7,644,000   $49,516,000         (85%)
                                               ===========   ===========   -----------

     Resource Revenues. Total resource revenues for 2000 were $7,644,000, compared to $49,516,000 for 1999. Revenues from ongoing operations decreased 84% during the year to $7,823,000 from $49,719,000 in 1999, while the loss from interim activities (net of related expenses) declined 12% to $179,000 from $203,000 in 1999. This significant decrease from our record 1999 revenue levels reflects the unusual non-recurring 1999 revenues relating to the Penske Motorsports, Inc./International Speedway Corporation merger and the subsequent sale of International Speedway common stock.

     Ongoing Operations. Water lease revenues under our 102-year take-or-pay lease with Cucamonga were $5,640,000 during 2000 compared to $5,228,000 for 1999. This increase in water revenues primarily reflects an agreed upon change in the Chino Basin Ag-Pool billing cycle from 12 months in arrears to current year.

     Income (loss) from equity method investments increased to $1,651,000 for 2000 from $581,000 for 1999. The increase of $1,070,000 reflects higher equity income from the West Valley MRF ($741,000) and the discontinuance of recording equity income (loss) from Penske Motorsports ($329,000), effective April 1, 1999, due to the merger between International Speedway and Penske Motorsports that was announced in May 1999. The increase in equity income from the West Valley MRF is primarily due to an 18% increase in transfer tonnage, and a 24% increase in net recycling commodity sale prices, being partially offset by a 16% increase in operating expenses and a 31% increase in interest expense.

     During the third quarter of 1999, International Speedway consummated its merger with Penske Motorsports, purchasing the 88% of Penske Motorsports' Common Stock it did not already own for $50.00 per share. We received, under the cash and stock election of 30% and 70%, respectively, $24.4 million in cash and 1,187,407 shares of International Speedway Class A Common Stock. As a result of the merger we recognized a gain of $35.7 million in 1999.

     Subsequent to the merger of Penske Motorsports into International Speedway, we commenced an orderly liquidation of our position in the common stock of International Speedway. By the middle of

November 1999, we had completed the sale of our International Speedway common stock resulting in a gain of $6.6 million.

     Interim Activities (net). Interim activities net of expenses for 2000 were a net expense of $179,000 compared to a net expense of $203,000 for 1999. The 12% decrease in net interim expense in 2000 is primarily attributable to the conclusion of interim activities at the Mill Site Property due to the sale to CCG in August 2000 ($88,000) being mostly offset by higher net operating costs at Eagle Mountain and the California Mines ($64,000). The higher operating costs at Eagle Mountain consisted primarily of increased security costs ($24,000), license and permit costs ($22,000) and depreciation expense ($10,000). The increase in operating costs at the California Mines was due to increased property taxes ($8,000).

     Resource Operating Costs. Resource operating costs are those costs directly related to the ongoing resource revenue sources. Total resource operating costs for 2000 decreased to $509,000 from $8,878,000 in 1999. The principal reason for this decrease from 1999 was the then pending bulk sale of virtually all the Mill Site Property to Ontario Ventures I, LLC, which required us to record a write-down to net realizable value of $8,350,000 during 1999. Other operating costs for 2000 were $509,000 compared to $528,000 for 1999. The 4% decrease in 2000 operating costs was primarily due to the sale of our investment in Penske Motorsports/International Speedway during 1999 ($25,000) being partially offset by lower costs associated with water revenue ($6,000).

     Corporate General and Administrative Expenses. Corporate overhead expenses for 2000 decreased 29% to $3,469,000 from $4,910,000 for 1999. The decrease was due to lower compensation and related expenses ($214,000) and lower professional and outside consulting expenses ($1,227,000). Most of the decrease in professional and outside consulting expense was related to the VEBA/PBGC share repurchase that was completed in November 1999, while the decrease in compensation was related to staff reductions. In 2000, we incurred stock based compensation expense of $2,224,000 related to the exercise of nonqualified stock options. Also, the repricing of stock options in December 2000 required us to change our stock option accounting policy and account for all outstanding options under "variable plan accounting." This resulted in us incurring an expense of $645,000 for 2000.

     Net Interest (Income) Expense. Net interest (income) expense for 2000 was $581,000 of income compared to $498,000 of expense in 1999. The positive increase ($1,079,000) was due primarily to significantly lower interest expense on long-term debt ($1,245,000) being partially offset by lower interest income from lower cash/investment balances ($166,000).

     Income and Income Tax Provision. We recorded income before income tax provision of $1,378,000 for 2000, a 96% decrease from the $35,230,000 recorded in 1999. An income tax benefit of $11,965,000 was recorded in 2000 as compared with an income tax provision of $11,201,000 in 1999. The income tax benefit recorded in 2000 is a direct result of our pending sale of our investment in Fontana Union that would create sufficient future taxable income for Kaiser Inc. to be able to fully utilize our NOLs. Before 2000, we had historically recorded an offsetting allowance or reserve with respect to a portion of our NOL asset to take into account the possibility that we may not generate sufficient gains to use all of our NOLs. However, the income tax benefit derived from the sale of our interest in Fontana Union in 2001 enables us to use all of our NOLs in existence prior to the adoption of the conversion proposal as an offset against this gain.

     Net Income. For 2000, we reported net income of $13,343,000, or $2.09 per share, a 44% decrease from the $24,029,000, or $2.35 per share, reported for 1999.

                         SECTION 2: FINANCIAL POSITION

     Cash, Cash Equivalents and Short-Term Investments. We define cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $6,292,000 to $16,389,000 at December 31, 2001 from $10,097,000 at December 31, 2000. Included in cash and cash equivalents is $1,387,000 and $3,247,000 held solely for the benefit of MRC at December 31, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents is primarily due to: (a) the sale of our Fontana Union stock ($81,783,000); (b) the sale of the California Mines for $2.0 million, of which $726,000 was cash received at closing; (c) the issuance of common stock relating to the exercise of stock options of $3,278,000; and (d) cash distributions from the West Valley MRF ($750,000). These increases were offset by: (a) the distribution of $10.00 per share to stockholders of Kaiser in December 2001 ($69,285,000); (b) the purchase of a comprehensive environmental insurance policy ($3,800,000); (c) capital expenditures ($1,454,000); and (d) environmental remediation expenditures ($126,000).

     Working Capital. During 2001, current assets decreased $4.6 million to $18.8 million, while current liabilities decreased $1.3 million to $2.8 million. The decrease in current assets resulted primarily from the $6.3 million increase in cash and cash equivalents offset by a $10.7 million decline in current deferred tax assets, both of which relate to the sale of our Fontana Union stock. The decrease in current liabilities resulted from the payment of prior accruals ($1.3 million). Included in current liabilities as of December 31, 2001 is $164,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during 2001 by $3.3 million to $16.0 million at December 31, 2001.

     Land and Improvements. Land and improvements decreased $240,000 during 2001 due to the sale of our California Mine properties in February.

     Investments. There was a $228,000 increase in our investment in the West Valley MRF during 2001 due to the recording of our equity share of income of $978,000, being mostly offset by the receipt of $750,000 in cash distributions during the year. The $16,612,000 decrease in our investment in Fontana Union is due to the sale of that investment during the first quarter of 2001. Our investment in the Eagle Mountain Landfill increased $1,497,000 during 2001 due to continuing landfill development activities.

     Other Assets. The increase in other assets ($2,146,000) is primarily related to our purchase of a environmental insurance policy ($3.8 million) and an increase in notes receivable due to the sale of the California Mines ($759,000 long-term portion) being partially offset by utilization of our long-term deferred tax assets ($2.2 million), primarily relating to the Company's sale of its Fontana Union stock, and an increase in accumulated depreciation as of December 31, 2001 ($271,000). Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized separately from the related liability. See "Environmental Remediation."

     Environmental Remediation. We estimated, as of December 31, 2001, based upon current information, that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million. However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $4.0 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized separately from the related liability. See "Other Assets."

     Long-term Liabilities. The decrease in other long-term liabilities is primarily due to decreases in accrued liabilities ($388,000) and environmental reserves ($490,000) and the recognition of deferred gains on prior real estate sales ($107,000).

     Minority Interest. As of December 31, 2001, we recorded $5,280,000 of minority interest relating to the approximately 19% ownership interest in MRC we do not own.

     Contingent Liabilities. We have contingent liabilities that are more fully described in the notes to the financial statements.

                           SECTION 3: BUSINESS OUTLOOK

     The statements contained in this Business Outlook, as well as in Part I.
Item 1. BUSINESS, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-K Report, these statements are forward-looking and, therefore, actual results may differ materially. See the Company's disclosure regarding forward-looking statements in the section entitled "Forward-Looking Statements" above.

     Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, been generally derived from the development of our major long-term projects and investments. The development of a number of these projects and investments, such as our 50% equity ownership of the West Valley MRF, is essentially complete and we have been recognizing significant revenues and income from these investments. However, the revenues from ongoing operations were significantly reduced in 2001 as a result of completing the sale of our ownership interest in Fontana Union to Cucamonga. In addition, we distributed a significant portion of the net proceeds from the Fontana Union stock sale ($69,285,000) to Kaiser Inc.'s stockholders in December 2001, as a result of the merger between Kaiser Inc. with and into Kaiser LLC. We also continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

     In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the expansion of the facility's capacity from 2,000 to 5,000 tons per day. The expanded facility is now operational. The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes from the closure of local landfills such as the Spadra Landfill, which closed in April 2000, and on the future construction of any competing facilities.

     As part of our strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of maximizing value for our stockholders. The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us to operate. Furthermore, the West Valley MRF should continue to generate sufficient cash distributions to the Company to help cover future general and administrative costs.

     Pending Sale of Eagle Mountain Landfill Project. In August 2000, MRC entered into an agreement to sell the landfill project located at the Eagle Mountain Site to the District. Under that agreement, MRC will receive $41 million for the landfill project if the conditions to closing are satisfied and the sale transaction closes. The cash will be held in escrow pending the resolution of certain additional contingencies, which are not expected to occur for several years. The closing of this sale is subject to, among other things, the results of the District's due diligence, obtaining the transfer of the landfill project's permits to the District, obtaining all necessary consents to the transaction and resolution of various titled and joint use matters. The parties have agreed numerous times to extend the initial closing date of the sale transaction pending receipt of land surveys, resolution of title matters, resolution of joint use agreements, resolution of certain title issues, receipt of third-party approvals or consents and other matters. Further extensions during 2002 of the Closing date will be required. There is no assurance that extensions will be granted by either party.

     If the sale transaction closes, $39 million of the total purchase price will be deposited, upon closing, into an escrow account and will be released when the outstanding federal litigation related to MRC's federal land exchange with BLM is fully and satisfactorily resolved. Although the $39 million has not yet been deposited into escrow, interest on this $39 million began accruing at the beginning of May 2001. Accrued interest on this portion of the purchase price, for up to a four year period, will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation. If the transaction closes, the remaining $2 million of the purchase price will also be placed into an escrow account, upon closing, and will be released upon the later of (i) the release of the $39 million as described above, or (2) the permitting approval of the District's Puente Hills landfill for its remaining 10 years of capacity.

     The District has been undertaking significant due diligence on the landfill project and has the right to terminate the sale agreement if it is not satisfied with the results of its due diligence. Additionally, the parties are negotiating various ancillary agreements and a decision in an unrelated case related to a federal land exchange to which BLM was a party could potentially have a material adverse impact on the landfill project and its pending sale. For additional information see "Part I, Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Site."

     Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG is obligated to remediate the environmental contamination of this parcel pursuant to the terms of CCG's purchase of approximately 588 acres of the Mill Site Property from us in August 2000. As described elsewhere in this Report, CCG assumed substantially all of our environmental liabilities associated with the purchased property as well as certain other environmental liabilities and risks associated with the Mill Site Property, including the remediation of the Tar Pits Parcel.

     Sale of Miscellaneous Properties. In February 2001, we completed the sale of our Silver Lake Mine property, several other mining claims and properties and a 190 acre parcel near Afton Canyon, California. The gross sales price was $2 million with $726,000 received as a down payment and the balance represented by buyer's secured promissory note. The note is payable over five years and accrues interest at the rate of 8% per annum.

     Corporate Overhead. As we divest our remaining assets, we intend to further reduce our corporate staffing and overhead to reflect the reduced requirements of its remaining operations and projects.

     Capital Resources. After taking into account the cash distributed in connection with the merger of Kaiser Inc. into Kaiser LLC, Kaiser LLC expects that its current cash balances and short-term investments together with cash provided from operating activities and reserves set aside from Kaiser Inc.'s sale of its investment in Fontana Union will be sufficient to satisfy our projected operating cash requirements for the next 3-4 years.

     Use of Net Operating Loss Tax Carryforwards. We utilized all of our remaining NOLs during 2001. As a result of the merger of Kaiser Inc. into Kaiser LLC in 2001, we have no NOLs as of December 31, 2001.

CASH MAXIMIZATION STRATEGY

     We have been developing the assets we received out of the Kaiser Steel bankruptcy and then selling them at such time as we believe we can optimize value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.'s stockholders. In continuing this strategy, our current plans include:

     . To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation. Although the closing with the District is currently scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. Also, due to the status of the Districts' due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date may be delayed further. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See "Part I. - Items 1. Eagle Mountain Landfill Project and Pending Sale ";

     . To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize stockholder value through a sale or other alternative transaction;

     . To sell our remaining miscellaneous assets such as surplus property in Southern California; and

     .   To further reduce our general and administrative expenses.

     Conversion. In November 2001, the stockholders of Kaiser Inc. overwhelmingly approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between the Kaiser Inc. and Kaiser LLC. In this conversion, Kaiser Inc.'s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc.

     Insurance. In furtherance of one of the goals of the Cash Maximization Strategy, we purchased an insurance policy effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for our ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate, for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of our existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against us. The policy is specifically intended to supplement our previously existing coverage for our known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and we paid the balance of approximately $3.8 million.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Please see Item 14 of this Form 10-K Report for financial statements and supplementary data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.      MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGERS

    The current members of the Board of Managers are as follows:

             NAME                 AGE               POSITION WITH THE COMPANY
             ====                 ===               =========================

Richard E. Stoddard                51        Chief Executive Officer, President
                                              and Chairman of the Board

Ronald E. Bitonti                  69        Director

Todd G. Cole                       81        Director

Gerald A. Fawcett                  69        Vice Chairman

Marshall F. Wallach                59        Director

     Richard E. Stoddard was appointed Chief Executive Officer of the Company in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining the Company in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of PMI. International Speedway Corporation acquired PMI in July 1999.

     Ronald E. Bitonti is Chairman of the Benefits Committee for the VEBA and was Chairman of the Reorganized Creditors' Committee formed during the Kaiser Steel Corporation bankruptcy until dissolution of this committee in 1991. From 1985 to 1991, Mr. Bitonti served as International Representative for the United Steelworkers of America. Mr. Bitonti retired from KSC in 1981 and has been a director since November 1991.

     Todd G. Cole was Chief Executive Officer of CIT Financial Corporation before starting his present career as a consultant and corporate director. He currently is President of Cole & Wilds Associates, Inc., a consulting company, and serves on the Board of Directors of Avborne, Inc. (aircraft and component overhaul), Hawaiian Airlines, Inc. (certificated air carrier), IB Net, Ltd. (business-to-business internet services), Ionosphere, Inc. (automated resources management), and 1Hemispher.com (bringing the benefits of the internet to small business enterprises). Mr. Cole has been a director since November 1989.

     Gerald A. Fawcett was President and Chief Operating Officer of the Company from January 1996, until his retirement from full time duties on January 15, 1998. He was appointed to the Company's Board on January 15, 1998, and currently serves as Vice Chairman of the Board. Mr. Fawcett started his employment with the former Kaiser Steel Corporation in 1951 holding various positions in the steel company, ultimately becoming Division Superintendent of the Cold Rolled and Coated Products Division. After a five year consulting business working with domestic and overseas steel industry clients, Mr. Fawcett joined the Company in 1988 as Senior Vice President and became Executive Vice President in October 1989. He is also Vice Chairman of the Board of MRC.

     Marshall F. Wallach has served as President of The Wallach Company, a Denver, Colorado based investment banking firm, since 1984. The Wallach Company was sold to Keycorp on January 1, 2001. Prior to forming The Wallach Company, Mr. Wallach managed the corporate finance department and established the mergers and acquisitions department of Boettcher & Company, a regional investment bank in Denver, Colorado. Mr. Wallach serves on the boards of several non-profit organizations and privately-owned corporations. He also serves on the Board for Tomkins, PLC. He has been a director since November 1991.

     Prior to the merger of Kaiser Inc. with and into Kaiser LLC, Kaiser Inc.'s Board of Directors consisted of the above individuals together with Reynold C. MacDonald and Charles E. Packard.

BOARD AND COMMITTEE MEETINGS

Kaiser Inc.

     Through November 31, 2001, the effective date of the merger of Kaiser Inc. with and into Kaiser LLC, Kaiser Inc.'s Board had an Audit Committee, a Human Relations Committee, and a Finance Committee. Ad hoc committees were also established from time-to-time by Kaiser Inc.'s Board. The Chief Executive Officer served as an ex-officio member of all committees.

     Kaiser Inc.'s Audit Committee was composed of Messrs. Packard (Chairman), MacDonald, and Bitonti. The Audit Committee generally reviewed the activities of Kaiser's independent accountants and the results of the examination made by these professionals in connection with Kaiser's financial statements and a review of internal accounting controls. The Audit Committee held one meeting in 2001. In addition, Kaiser Inc.'s Board of Directors determined that all of the members of the Audit Committee were "independent," as defined by the rules of the Nasdaq Stock Market.

     Kaiser Inc.'s Human Relations Committee was composed of Messrs. Cole (Chairman), Bitonti, Fawcett, and Packard. This committee had general responsibility for all employee compensation and benefit matters, including, among things, recommendations to the full Board on compensation arrangements of officers and directors, benefit plans, stock options and other stock related grants. The Human Relations Committee held four meetings in 2001.

     Kaiser Inc.'s Finance Committee, was composed of Messrs. Wallach (Chairman), Cole and MacDonald. The Finance Committee had general responsibility for Kaiser's annual operating budget and capital plan, changes in Kaiser's capital structure, and Kaiser's credit facilities such as lines of credit, loans, and other forms of indebtedness. The Finance Committee held three meetings in 2001.

     Kaiser Inc.'s Board of Directors did not have a standing committee to nominate candidates to the Board. For purposes of establishing a slate of nominees for its 2001 Annual Meeting, Kaiser Inc.'s Board of Directors established an ad hoc nominating committee composed of Messrs. Cole (Chairman), MacDonald and Wallach. The ad hoc nominating committee met once in 2001 in preparation for Kaiser Inc.'s 2001 Annual Meeting held on November 28, 2001.

     Kaiser Inc.'s Board of Directors held five meetings in 2001. All directors of Kaiser Inc. attended at least 75% of the meetings of the Board and 75% of the meetings of the committees on which they served during 2001.

Kaiser LLC

     Kaiser LLC's Board of Manages consists of five managers: Messrs. Stoddard, Bitonti, Cole, Fawcett and Wallach. Kaiser LLC's Board has an Audit Committee and a Human Relations Committee. Kaiser LLC's Board of Managers held two meetings in 2001 and one meeting by consent.

     Kaiser LLC's Audit Committee, currently consists of Messrs. Wallach (Chairman) and Mr. Bitonti. The Audit Committee has the same responsibilities as it did at Kaiser Inc. in that is generally reviews the activities of Kaiser's independent accountants and the results of the examination made by these professionals in connection with Kaiser's financial statements and a review of internal accounting controls.

     Kaiser LLC also has a Human Relations Committee. Although, Kaiser Ventures LLC leases its employees from Business Staffing, Inc., this committee, along with Business Staffing, Inc., reviews compensation and benefit programs for the employees leased to Kaiser by Business Staffing.

DIRECTOR COMPENSATION

Kaiser Inc.

     Kaiser Inc.'s Board established director compensation periodically by resolution. Directors who were also employees of Kaiser Inc. received no fees for serving as directors. During 2001, all non-employee directors of Kaiser Inc. received a fee of $1,000 for each Board or committee meeting attended in person and a $750 fee for telephonic meetings. A non-employee director serving as a committee chairman received an additional $2,000 per year retainer. Kaiser Inc. also paid a $15,000 per year retainer to each non-employee director. Kaiser Inc. also paid attendance fees and chairman fees for all temporary committees.

     In addition, the Board had a stock incentive compensation program for non-management members of the Board of Directors. The Board Stock Plan was for no more than a total of 25,000 shares of Kaiser Inc.'s common stock, with no one member of the Board entitled to be issued more than 7,500 shares.

     Pursuant to the Board Stock Plan, non-management members of the Kaiser Inc. Board were each originally issued 1,500 shares of restricted common stock, subject to vesting, which vesting may be subject to acceleration. Out of the original 1,500 shares granted to each non-management member of the Board, 750 shares vested on May 10, 2001, and 750 shares were scheduled to vest on May 10, 2002. Under the Board Stock Plan, the Company granted an additional 750 shares of restricted common stock annually to each non-employee member of the Board. Accordingly, 750 shares of restricted common stock were issued to each non-employee Board Members effective November 21, 2001. All unvested shares of restricted stock vested in connection with the merger of Kaiser Inc. into Kaiser LLC on November 30, 2001.

Kaiser LLC

     Subsequent to the effective date of the merger of Kaiser Inc. with and into Kaiser LLC, Kaiser LLC's Board of Managers adopted the same cash compensation policy for non-employee Board members discussed above as was in effect for the Board of Directors of Kaiser Inc.

     However, Kaiser LLC's Board of Managers terminated the existing Board Stock Plan and adopted a new Board equity plan, in recognition of the reduced financial structure of Kaiser and as a result of the conversion to a limited liability company.

     The new Board equity plan provides that each non-management manager shall be granted 2,500 unvested Class A Units as of May 31 of each year, commencing May 31, 2002. Each annual grant will vests on January 31 of the year following the grant, subject to acceleration upon the occurrence of certain events.

EXECUTIVE OFFICERS

    The current executive officers of the Company are:

        Name               Age               Position with the Company
        ====               ===               =========================

Richard E. Stoddard        51     President, Chairman of the Board and Chief
                                  Executive Officer

James F. Verhey            54     Executive Vice President - Finance and Chief
                                  Financial Officer

Terry L. Cook              46     Executive Vice President - Administration,
                                  General Counsel and Corporate Secretary

Paul E. Shampay            40     Vice President - Finance

     Richard E. Stoddard biographical information is set forth above under "Managers."

     James F. Verhey joined the Company and was appointed Vice President - Finance and Chief Financial Officer in August 1993, appointed Senior Vice President-Finance in January 1996, and appointed Executive Vice President of the Company in January 1998. In addition to his duties with the Company, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. From July 1992 to joining the Company, Mr. Verhey was the Chief Financial Officer of OESI Power Corp., a Portland, Oregon based geothermal company. From June 1991 to July 1992, Mr. Verhey served as President of Mithryn Energy, Inc. Mr. Verhey is a certified public accountant and spent several years with Price Waterhouse in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for the Company.

     Terry L. Cook joined the Company and was appointed General Counsel and Corporate Secretary in August 1993, became a Senior Vice President in January 1996, and was appointed Executive Vice President - Administration in January 2000. Mr. Cook was appointed General Counsel and Corporation Secretary of Mine Reclamation Corporation in February 1995. Prior to joining the Company, Mr. Cook was a partner in the Denver office of the national law firm McKenna & Cuneo specializing in business, corporate, and securities matters. Prior to his joining McKenna & Cuneo in July 1988, Mr. Cook was an attorney in private practice as a partner in a Denver, Colorado, law firm.

     Paul E. Shampay was appointed Vice President, Finance in January 2000. Mr. Shampay joined the Company in 1995, as Corporate Controller. Prior to joining Kaiser, Mr. Shampay spent 11 years in various senior financial positions at Rancon Financial Corporation, a syndicator of SEC registered limited partnerships and regional commercial and residential real estate developer. Mr. Shampay is a certified public accountant, certified management accountant, and is certified in financial management.

     Due to the substantial reduction of our need for environmental and related services with the sale of many of our assets, the completion by the District of its environmental review of the Eagle Mountain Site, and the completion of the conversion of Kaiser Inc., into a limited liability company, we terminated, without cause, the employment of Anthony Silva, Kaiser's Vice President Resource Development and Environmental Services, effective February 28, 2002. However, since he was an executive officer of Kaiser through February 28, 2002, he is included in the compensation information in this Form 10-K Report.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our Class A Units, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Kaiser.

     To our knowledge, based solely on a review of copies of reports provided by such individuals to Kaiser and written representations of certain individuals that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our directors, officers, and greater that 10% beneficial owners were timely filed.

ITEM 11.      EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE/1/

                                                                                  Long Term Compensation
                                                                           -----------------------------------
                                        Annual Compensation                          Awards            Payouts
                             --------------------------------------------- ------------------------ ------------ --------------
                                                                           ------------------------ ------------ --------------
                                                                Other
                                                                Annual       Restricted  Securities               All Other
         Name and                                              Compen-         Stock     Underlying    LTIP       Compen-
    Principal Position        Year     Salary     Bonus/(2)/  sation/(3)/     Awards     Options    Payouts/(4)/  sation/(5)/
    ------------------        ----     ------     ----------  ------          ------     -------    ------------  -----------

Richard E. Stoddard           2001   $ 361,740   $ 100,000      $0              $0          $0      $365,079     $  111,404
Chairman of the Board,        2000   $ 348,446   $ 315,000      $0              $0          $0      $ 21,569     $   72,050
President and CEO             1999   $ 312,694   $ 312,694      $0              $0           0          $0       $   38,657

James F. Verhey               2001   $ 118,669      $0          $0              $0          $0      $146,032     $   33,538
Exec. Vice President -        2000   $ 105,000   $  68,250      $0              $0          $0      $  8,628     $   29,008
Finance & CFO                 1999   $ 177,620   $ 177,620      $0              $0           0         $0        $   21,058

Terry L. Cook                 2001   $ 201,541   $ 100,000      $0              $0          $0      $219,048     $   59,928
Executive Vice President,     2000   $ 194,087   $ 173,250      $0              $0          $0      $ 12,941     $   39,558
General Counsel and           1999   $ 173,099   $ 173,099      $0              $0           0         $0        $   20,895
Secretary

Anthony Silva/(6)/            2001   $ 121,787      $0          $0              $0          $0      $109,524     $   30,149
Vice President Resource       2000   $ 117,669   $  64,809      $0              $0          $0      $  6,471     $   19,540
Development & Envir. Svcs.    1999   $ 113,850   $  74,003      $0              $0        25,000       $0        $   12,831

Paul E. Shampay/(7)/          2001   $ 94,052       $0          $0              $0          $0      $ 73,016     $   21,211
Vice President - Finance      2000   $ 91,221    $  45,500      $0              $0          $0      $  4,131     $    9,997

/(1)/ Effective January 1, 2002, the officers of Kaiser became employees of Business Staffing, Inc., a subsidiary of Kaiser. Pursuant to an agreement between Kaiser and Business Staffing, Inc., all employees are leased by Business Staffing, Inc. to Kaiser.

/(2)/  Bonuses are paid in January for the preceding calendar year.

/(3)/ Does not include the dollar value of perquisites and other personal benefits. The aggregate amount of perquisites and other personal benefits received by each executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

/(4)/ In September 2000, the Company adopted a long term transaction incentive plan which is discussed in more detail in Item 11. Executive Compensation
       - Long-Term Incentive Plans - Awards in Last Fiscal Year. However, this particular program was terminated as to future unearned payments effective January 1, 2002, and Class C and Class D Units in the Company were issued, as applicable, in lieu thereof. This table reflects payments made in the calendar year.

/(5)/ Officers of the Company are eligible to participate in the Company's 401(k) Savings Plan, Money Purchase Plan and Supplemental Executive Retirement Plan (collectively "Plans"). During, 2001, the Company made contributions of a $111,404 to the Plans on the account of Mr. Stoddard, $33,538 for the account of Mr. Verhey, $59,928 for the account of Mr. Cook, $30,149 for the account of Mr. Silva, and $21,211 for the account of Mr. Shampay. During 2000, the Company made contributions of $72,050 to the Plans on account of Mr. Stoddard, $29,008 for the account of Mr. Verhey, $39,558 for the account of Mr. Cook, $19,540 for the account of Mr. Silva and $9,997 for the account of Mr. Shampay. During 1999, the Company made contributions of $38,657 to the plans for the account of Mr. Stoddard, $21,058 for the account of Mr. Verhey, $20,895 for the account of Mr. Cook, and $12,831 for the account of Mr. Silva.

/(6)/ Mr. Silva's employment with the Company was terminated, without cause, as of February 28, 2002, due to the reduced need for his services.

/(7)/  Mr. Shampay became an executive officer of the Company in January 2000.

                             OPTION GRANTS IN 2001

     There were no option grants made to a Named Executive Officer in 2001.

                      AGGREGATED OPTION EXERCISES IN 2001
                    AND OPTION VALUES AT DECEMBER 31, 2001

     Pursuant to the terms of the Plan and Agreement of Merger between Kaiser Inc. and Kaiser LLC, all in the money stock options, i.e., those with a cash exercise price of $10.00 or less, were deemed exercised on the effective date of the merger. Out of the money options were converted to options to acquire Class A Units in Kaiser LLC. The following table summarizes options exercised during the fiscal year ended December 31, 2001, by the executive officers named in the Summary Compensation Table, and the value of their unexercised options as of December 31, 2001:

                                                                       VALUE OF
                                                 NUMBER OF            UNEXERCISED
                                             UNEXERCISED OPTIONS     IN-THE-MONEY
                        SHARES                   AT 12/31/01       OPTIONS 12/31/01
                      ACQUIRED ON   VALUE        EXERCISABLE/        EXERCISABLE/
        NAME           EXERCISE    REALIZED     UNEXERCISABLE      UNEXERCISABLE/(1)/
        ====           ========    ========     =============      ==================
Richard E. Stoddard     23,750     $34,000        62,350/0           $8,000/$0

James F. Verhey         25,000     $36,000        45,000/0             $0/$0

Terry L. Cook           50,000     $110,000       45,000/0             $0/$0

Anthony Silva           37,000     $132,000          0/0                N/A

Paul E. Shampay         22,500     $85,000           0/0                N/A

/(1)/ Price used was $11.50 per Class A Unit based on an independent appraisal conducted by Duff & Phelps, an independent financial advisor, as of November 30, 2001. The Class A Units are not publicly traded.

LONG-TERM INCENTIVE COMPENSATION PLANS

         In September 2000, Kaiser Board approved a long-term transaction incentive plan, referred to as the TIP, to provide an incentive for the executive officers of Kaiser to maximize proceeds from asset sales. Following its conversion to a limited liability company, as of January 1, 2002, Kaiser terminated the TIP and in its place issued Class C and Class D Units in Kaiser LLC (the "Incentive Units") to the five officers of Kaiser (the "Participating Officers") as set forth below. The cash flow to the Participating Officers from their Incentive Units is designed to mirror the cash flow under the TIP. Under both the TIP and the Incentive Units, the Participating Officers receive cash distributions an amount dependant upon the amount of cash available for distribution to Kaiser owners based on both the price (net of expenses and taxes) achieved in selling Kaiser's major assets and on its operating expenses.

     Based on the predetermined individual thresholds and targets, Kaiser made payments under the TIP from sale of the Mill Site Property, the sale of Kaiser's Fontana Union stock to Cucamonga, and the tax benefits generated by the conversion to a limited liability company as follows:

                              Total Payments
             Name             Made Under TIP
==============================================

Richard E. Stoddard             $ 633,256
James F. Verhey                 $ 253,303
Terry L. Cook                   $ 379,954
Anthony Silva                   $ 190,247
Paul E. Shampay                 $ 126,652

     No more payments will be made under the TIP. However, the compensation philosophy and payments to be made, if any, under the TIP are effectively continued after the conversion to a limited liability company through the use of the Class C and D units.

     When all of the major assets have been realized, the Participating Officers will receive a portion of the net proceeds in accordance with a formula that will result in payments, if any, equal to those that would have been paid under the TIP if it had been continued.

     The Class C Units will be held by Participating Officers still working for Kaiser; upon departure of a holder, any Class C Units held by him will be converted into Class D Units (if the departure is for cause, all the Units may be repurchase at nominal value). Any payment to the Participating Officers will be split with a full share to each Class C Unit and a smaller share for each Class D Unit which will depend on the length of the period since its issuance. The initial (and current) Units are as follows:

 PARTICIPATING OFFICER      CLASS C UNITS       CLASS D UNITS
==================================================================

     Rick Stoddard               400
     Terry Cook                  240
     James Verhey                160
     Anthony Silva                72                 48
     Paul Shampay                 80

     The Incentive Units will not have the right to vote on any matter except as required by law, and the Units and any rights to distributions with respect to those Units may not be transferred. Each Incentive Unit will be allocated an amount of the profits of the Company equal to the amount of any distribution with respect to such Unit, with the character (capital gain, ordinary income, etc.) of the profits to reflect the portion of each type of income recognized by the Company with respect to that asset(s) after January 1, 2002, as determined by the Board in good faith. Unlike the TIP, the Incentive Units do not have a termination date.

     The amount that will be distributable to the Incentive Units cannot be determined until the assets are realized and the general obligations and liabilities of Kaiser are satisfied. The following table sets forth the total amount that would be earned by the Participating Officers, assuming that (i) each Participating Officers continues to work for Kaiser throughout the period; and (ii) the cash available for distribution to the Kaiser LLC's members is equal to the specified target for each major asset:

                                       -----------------------------------------
                                              Estimated Aggregate Payouts
                                           Under Non-Stock Price-Based Plans
                            Period     -----------------------------------------
                            Until         Threshold     Target       Maximum
          Name              Payout           ($)         ($)           ($)
--------------------------------------------------------------------------------
Richard E. Stoddard /(1)/    N/A/(2)/        0/(3)/    $442,000       N/A/(4)/
James F. Verhey /(1)/        N/A/(2)/        0/(3)/    $176,800       N/A/(4)/
Terry L. Cook /(1)/          N/A/(2)/        0/(3)/    $265,200       N/A/(4)/
Anthony Silva /(1)/          N/A/(2)/        0/(3)/    $132,600       N/A/(4)/
Paul E. Shampay /(1)/        N/A/(2)/        0/(3)/     $88,400       N/A/(4)/

/(1)/ The actual participation percentage of each Participating Officer in any distributions to the Incentive Units will depend on whether the Participating Officer holds Class C or Class D Units. Adjustment of the individual percentages will not change the size of the total distributions.
/(2)/ The right to distributions primarily depends upon the sale of major assets in an amount that exceeds the threshold levels established for such asset. /(3)/ If the amount realized is less than or equal to the applicable threshold for each asset or the overall Company, no distribution would be made on the realization. The distribution would equal 5% of any amount over the applicable threshold until the applicable target is reached.
/(4)/ There is no maximum distributable to the Incentive Units. The distributions would be increased by 10% of the amount realized in excess of the target.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Kaiser entered into employment agreements with its executive officers to insure the availability of their services during the critical period of asset sales and in connection with Kaiser Inc.'s evaluation of various strategic and cash maximization alternatives. Effective, January 1, 2002, Business Staffing, Inc., a subsidiary of Kaiser LLC, became the employer of Kaiser's employees and Business Staffing assumed the employment agreements discussed below. Business Staffing leases employees to Kaiser.

     Mr. Stoddard is employed pursuant to a seconded amended and restated employment agreement dated as of September 19, 2000, which was subsequently amended as of April 14, 2001. Subject to the payment of severance compensation, the agreement provides that Mr. Stoddard's employment may be terminated at any time. Mr. Stoddard may be awarded annual bonus as determined in the discretion of Business Staffing and Kaiser. See "Incentive Compensation Plans." In addition, under Mr. Stoddard's employment agreement, he is to be paid a retention bonus in June 2003, equal to approximately 159% of the greater of his annual base salary in June 2003, or his base annual salary in effect as of September 19, 2000. While Mr. Stoddard's annual base salary in 2003 cannot be determined, based on his annual base salary as of March 1, 2002, Mr. Stoddard would receive a retention bonus equal to approximately $596,137.

     Messrs. Cook, Silva and Shampay also each entered into an amended and restated employment agreement with Kaiser effective September 19, 2000, which was subsequently amended as of April 14, 2001. Subject to the payment of severance compensation, Kaiser may terminate any executive officer at anytime. The Board has formally terminated Kaiser's historical annual bonus program, although it reserves the right to grant bonuses in its sole discretion that are in addition to bonuses granted under Kaiser's former long term transaction incentive plan. See "Incentive Compensation Plans." Mr. Stoddard and Mr. Cook were each awarded special bonuses for 2001. Like Mr. Stoddard, Mr. Cook is entitled to be paid a retention bonus in June 2003. Mr. Cook's retention bonus is equal to approximately 76% of the greater of his annual base salary in June 2003, or his annual base salary in effect as of September 19, 2000. While Mr. Cook's annual base salary in 2003 cannot be determined, based on his annual base salary as of March 1, 2001, Mr. Cook would receive a retention bonus equal to approximately $158,756.

     Mr. Verhey entered into an amended and restated employment agreement effective September 19, 2000, which was subsequently amended and restated as of April 11, 2001. Among other things, the amendment provides for a reduced time commitment to approximately six (6) days a month upon the conversion of Kaiser Inc. into Kaiser LLC. The Board reserves the right to grant Mr. Verhey bonuses in its sole discretion, and Mr. Verhey is entitled to be paid and was paid a retention bonus of $155,000 in January 2002. Additionally, Mr. Verhey is entitled to be paid severance of approximately $155,000 as required under his employment agreement. After November 30, 2001, if Mr. Verhey voluntarily terminates his employment, then Mr. Verhey will be entitled to continue to receive employee benefits at levels and amounts consistent with the benefits offered at the time of his termination for six months after the effective date of his termination. Each party is required to give the other party 90 days' advance notice of any employment termination.

     The September 19, 2000, amended and restated employment agreement of each executive officer eliminated any "change or control" provisions contained in the previous employment agreements. The current employment agreements of the executive officers provide that upon an officer's termination of employment for any reason other than for cause, including, among other reasons, constructive termination, there is an obligation to pay such officer severance. Except as noted below, an executive officer's severance is an amount equal to six months then-current base salary, a pro rata portion of his bonus for the current year, if any, plus one half of the individual's average annual bonus determined by the average percentage of base salary of the bonus over the previous five years prior to and including 2000 (or such lesser period for which the executive participates in the annual bonus program) plus the acceleration of the payment of any retention bonus not already paid to the officer. Severance is payable in one lump sum or, at the executive's option, over such period as he may determine. In addition, Business Staffing will continue to pay his benefits for one year. Should an executive officer voluntarily terminate his employment, Business Staffing will not be obligated to pay him any additional compensation, other than the compensation due and owing up to the date of termination. Mr. Stoddard is entitled to one year of base-salary and bonus as part of his severance compensation plus the acceleration of the payment of his retention bonus, if not already paid at the time of termination. Mr. Shampay's employment agreement does not provide for a retention bonus, thus, he receives as severance one-year's then current base salary, a pro rata portion of current bonus, if any, and one-year's average bonus that is determined as described above. In addition, for purpose of severance pay, Mr. Verhey's annual base salary is deemed not to be less than his base salary as of September 30, 1999.

     As noted above, Business Staffing assumed all the employment agreement obligations of Kaiser.

     In 2000, Kaiser adopted a long term transaction incentive plan that provides bonuses to Kaiser's executive officer if certain goals are achieved. This bonus program in effect during 2001, is described in more detail above under "Incentive Compensation Plans."

     Set forth below is the annual base salary of Kaiser's Chief Executive Officer and each of its other four most highly compensated executive officers as of March 1, 2002:

           NAME            ANNUAL BASE SALARY
           ----            ------------------

Richard E. Stoddard         $   374,929
Terry L. Cook               $   208,889
James F. Verhey             $   127,305
Paul E. Shampay             $    97,480

     As a result of the reduced need for environmental services and the completion of the environmental due diligence by the District on the Eagle Mountain Site, Mr. Silva's employment with Kaiser and Business Staffing was terminated effective February 28, 2002. Mr. Silva was paid a total of $192,376 plus accrued and used vacation time as severance compensation in accordance with the terms of his employment agreement and a separation agreement implementing his employment agreement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGERS

     The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company's Class A Unit member list (generally reporting ownership as of March 22, 2002), the number of Class A Units of Kaiser LLC's membership units owned by each person known by Kaiser to own of record or beneficially five percent (5%) or more of such units. The table does not include the 136,919 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of Kaiser Steel Corporation as of March 22, 2002, since such Class A Units outstanding are not eligible to vote.

                                               Number of
                                             Class A Units                                                   Percent of Issued
                                                 Shares            Warrants                                   and Outstanding
                                              Beneficially        Exercisable                                  Class A Based
                                             Owned Without     Within 60-Days/(1)/         Total Class           on Total
Name and Address of Beneficial Owner           Warrants        of March 22, 2002         A Interest/(1)/   Class A Interest/(2)/
==================================================================================================================================

Ascend Capital Holdings Corporation
One Montgomery St., Suite 3300                  656,000                 ---                    656,000              9.5%
San Francisco, CA  94104

Beat & Co.
P.O. Box 5756                                   403,788                 ---                    402,788              5.9%
Boston, MA 02114

First Eagle SOOFN Global Fund.
1345 Avenue of the Americas, 44th Floor         365,000                 ---                    365,000              5.3%
New York, New York  10105

Kaiser's Voluntary Employees' Beneficiary
Association Trust (VEBA) /(3)/                  656,987             460,000                  1,116,987             16.2%
9786 Sierra Avenue
Fontana, CA  92335

Pension Benefit Guaranty Corporation/(4)/
Pacholder Associates, Inc.                      407,415             285,260                    692,675             10.0%
8044 Montgomery Road, Suite 382
Cincinnati, OH  45236

/(1)/ This column includes warrants exercisable within 60 days of March 22, 2002, at $16.11 per share in the following amounts: VEBA - 460,000 shares; and PBGC - 285,260. The warrants expire September 30, 2004. The VEBA and PBGC warrants were effectively exchanged in the merger for new warrants to purchase 460,000 Class A Units and 285,260 Class A Units, respectively, each with an exercise price of $6.11 per unit ($16.11 minus $10). The new warrants will expire on September 30, 2004. (These warrants were initially issued with a strike price of $17.00 per share. The initial strike price of these warrants was reduced by $.89 as a result of a distribution to Kaiser stockholders in 2000).
/(2)/ The percentage for each member was determined as if all the warrants specified in Note (1) above held by the member, if any, had been exercised by that particular member.
/(3)/ VEBA received its shares in Kaiser as a creditor of the Kaiser Steel Corporation bankruptcy. VEBA acquired warrants in connection with the purchase by Kaiser of Company stock owned by VEBA. See "Certain Relationships and Related Transactions." VEBA's shares in Kaiser are held in trust by Wells Fargo & Company.
/(4)/ PBGC received its shares in Kaiser as a creditor of the Kaiser Steel Corporation bankruptcy. PBGC acquired warrants in connection with the purchase by Kaiser of Company stock owned by PBGC. See "Certain Relationships and Related Transactions." Pacholder Associates, Inc. has a contract with the PBGC pursuant to which it has full and complete investment discretion with respect to the stock owned by PBGC, including the power to vote such shares.

SECURITY OWNERSHIP OF EXECUTIVE OFFICERS AND DIRECTORS

     This table below reflects the number of Class A Units beneficially owned by the principal Executive Officers of Kaiser LLC, its managers and all of its managers and other officers as a group as of March 22, 2002, as well as the number of options exercisable within 60 days of March 22, 2002.

                                                                                                         Percent of Issued
                                                   Class A                                                and Outstanding
                                                 Beneficially     Class A Underlying                       Class A Units
                                                    Owned,        Options Exercisable      Total           Based on Total
                                                   Without         Within 60-Days of    Class A Unit           Class A
       Officers and Directors                      Options        March 22, 2002/(1)/   Interest/(1)/        Interest/(1)/
===========================================================================================================================

Richard E. Stoddard, CEO, President &                99,873             62,350             162,223                   2.3%
Chairman

Gerald A. Fawcett, Vice Chairman/(2)/                98,078             62,000             162,078                   2.3%

James F. Verhey, Executive Vice                      42,035             45,000              87,035                   1.3%
President - Finance & CFO

Terry L. Cook, Executive Vice President
- Administration, General Counsel &                  67,966             45,000             112,966                   1.6%
Corporate Secretary

Anthony Silva, Vice President Resource
Development & Environmental Services                 41,785                  0              41,785                  *

Paul E. Shampay, Vice President -                    22,500                  0              22,500                  *
Finance

Ronald E. Bitonti, Manager/(3)/                      10,896              1,500              12,396                  *

Todd G. Cole, Manager                                17,688                  0              17,688                  *

Marshall F. Wallach, Manager                         20,750              1,500              22,250                  *

All officers and directors as a group               420,071            218,850             638,921                   9.0%
(9 persons) /(1)/

--------------------------------
*    Less than one percent.

/(1)/ Percentage was determined as if all the options listed in the column "Class A Underlying Options Exercisable Within 60-Days of March 22, 2002," were exercised by the applicable individual. All options are vested.
/(2)/ Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.
/(3)/ Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the shares beneficially owned by VEBA.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     New Kaiser Employees' Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase 460,000 and 285,260 Class A Units in the Company. Both PBGC and VEBA have asserted that the merger of Kaiser Inc. with and into Kaiser LLC violated the terms of that warrant. For additional information on this matter please see "Part I. Item 3. - LEGAL PROCEEDINGS - Warrant Dispute."

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a) The following financial statements and financial schedules are filed as a part of this report:

1.      Financial Statements                                                                           Page
        --------------------                                                                           ----

        Report of Independent Auditors.................................................................  56

        Consolidated Balance Sheets ...................................................................  57

        Consolidated Statements of Income..............................................................  59

        Consolidated Statements of Cash Flows..........................................................  60

        Consolidated Statements of Changes in Equity...................................................  61

        Notes to Consolidated Financial Statements.....................................................  62

2.      Financial Statement Schedules
        -----------------------------

        II    Valuation and Qualifying Accounts and Reserves...........................................  82

     All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K Report to the date of this report.

     1. On October 23, 2001, Kaiser Inc. filed a 8-K Report with the Securities and Exchange Commission regarding the filing of a definitive joint proxy statement with the Securities and Exchange Commission to be mailed to stockholders of record as of October 8, 2001.

     2. On November 29, 2001, Kaiser LLC filed an 8-K Report with the Securities and Exchange Commission regarding stockholder approval of the conversion of Kaiser Inc. into a limited liability company and that the shares of stock in Kaiser Inc. would cease trading as of the close of business November 30, 2001.

     3. On December 5, 2001, Kaiser LLC filed an 8-K Report with the Securities and Exchange Commission regarding the completion of the merger of Kaiser Inc. with and into Kaiser LLC effective November 30, 2001, and containing the instructions as to how to receive the merger consideration.

(c)  Exhibits.  The following exhibits are filed as part of this Form 10-K:

                                  EXHIBIT INDEX

(*   Indicates compensation plan, contract or arrangement)

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------
2.1               Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy
                  Court for the District of Colorado on September 19, 1988, incorporated by reference from
                  Exhibit 2.1 of Kaiser Ventures Inc.'s Form 10-K Report for the year ended December 31, 1988.

2.2               Second Amended Joint Plan of Reorganization Modification, as filed with the United States
                  Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser
                  Ventures Inc.'s Form 10-K Report for the year ended December 31, 1988.

2.3               United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint
                  Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser
                  Ventures Inc.'s Form 10-K Report for the year ended December 31, 1988.

2.4               Stock Purchase Agreement between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees'
                  Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 2.1 of the Company's Form 8-K dated November 22, 1999.

2.5               Stock Purchase Agreement between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation
                  dated November 22, 1999, incorporated by reference from Exhibit 2.2 of the Company's Form 8-K dated November 22, 1999.

2.6               Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.7               Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on
                  October 19, 2001.

3.1               Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on
                  July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration
                  Statement on Form S-4, filed on July 16, 2001.

3.2               Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July
                  16, 2001.

3.3               Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated  by reference from Exhibit 3.5 to Kaiser Ventures LLC Registration Statement Form
                  S-4 filed on October 16, 2001.

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------

3.4               First Amendment to Amended and Restated Kaiser  Ventures LLC Operating  Agreement,  effective as of January 15, 2002, filed with this report.

4.1.              Stock Purchase  Warrant  between Kaiser  Ventures Inc. and the New Kaiser  Voluntary  Employees'
                  Beneficiary  Association dated November 22, 1999,  incorporated by reference from Exhibit 4.1 of
                  Kaiser Ventures Inc. Form 8-K dated November 22, 1999.

4.2               Stock Purchase  Warrant between Kaiser Ventures Inc. and Pension  Benefit  Guaranty  Corporation
                  dated  November 22, 1999,  incorporated  by reference  from Exhibit 4.2 of Kaiser  Ventures Inc.
                  Form 8-K dated November 22, 1999.

10.1              Lease Entered Into Between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation,  dated
                  November  30, 1988,  incorporated  by reference  from  Exhibit 10.1 of the  Company's  Form 10-K
                  Report for the year ended December 31, 1988.

10.1.1            First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle
                  Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser
                  Ventures Inc.'s Form 8-K Report dated December 18, 1990.

10.1.2            Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle
                  Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of
                  Kaiser Ventures Inc.'s Form 10-Q Report for the period ending June 30, 1994.

10.1.3            Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated
                  November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation,
                  incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.'s Form 10-K Report for
                  the year ended December 31, 1994.

10.1.4            Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and
                  Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures
                  Inc.'s Form 10-K Report for the year ended December 31, 1995.

10.1.5            Indemnification  Agreement  dated  September 9, 1997 among Riverside  County,  Mine  Reclamation
                  Corporation,  Kaiser Eagle Mountain,  Inc. Eagle Mountain Reclamation,  Inc. and Kaiser Ventures
                  Inc,  incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.'s Form 10-Q Report for
                  the period ended September 30, 1997.

10.1.6            Development  Agreement to be executed upon consummation of federal land exchange among Riverside
                  County, Mine Reclamation  Corporation,  Kaiser Eagle Mountain,  Inc. Eagle Mountain Reclamation,
                  Inc. and Kaiser  Ventures Inc.,  incorporated  by reference from Exhibit 10.2 of Kaiser Ventures
                  Inc.'s Form 10-Q Report for the period ended September 30, 1997.

10.1.7            Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from
                  Exhibit 10.1.7 of Kaiser Ventures Inc.'s Form 10-K Report for the year ended December 31, 2000.

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------

10.2              Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the
                  Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation
                  District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from
                  Exhibit 10.3 of the Company's Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.'s Form 10-K Report for the year ended
                  December 31, 2000.

10.3              Eagle Mountain Lease between  Management and Training  Corporation and Kaiser Steel Corporation,
                  dated November 16, 1987,  incorporated  by reference from Exhibit 10.4 of Kaiser Ventures Inc.'s
                  Form 10-K Report for the year ended December 31, 1988.

10.3.1            First Amendment dated July 1, 1990, to Lease between Management and Training Corporation and
                  Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.1 of Kaiser Ventures
                  Inc.'s Form 10-K Report for the year ended December 31, 1990.

10.3.2            Second  Amendment  dated November 16, 1992, to Lease dated November 16, 1987 between  Management and Training  Corporation  and Kaiser Steel  Resources,  Inc.,  incorporated  by reference  from
                  Exhibit 10.3.2 of Kaiser Ventures Inc.'s Form S-2 Registration No. 33-56234).

10.3.3            Third Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser
                  Steel Resources, Inc. dated November 16, 1997, incorporated by reference from Exhibit 10.3.3 of
                  Kaiser Ventures Inc.'s Form 10-K Report for the year ended December 31, 1998.

10.3.4            Fourth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser
                  Ventures Inc. dated February 1, 1999, incorporated by reference from Exhibit 10.3.4 of Kaiser
                  Ventures Inc.'s Form 10-K Report for the year ended December 31, 1998.

10.3.5            Fifth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser
                  Ventures Inc., dated July 12, 2001, filed with this Report.

10.4*             Second Amended and Restated  Employment  Agreement  between Kaiser  Ventures Inc. and Richard E.
                  Stoddard dated as of September 19, 2000,  incorporated  by reference from Exhibit 10.4 of Kaiser
                  Ventures Inc.'s Form 10-Q Report for the quarter ended September 30, 2000.

10. 5*            Employment  Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18,
                  1999,  incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.'s 10-K Report for the
                  year ended December 31, 1998.

10.6*             Amended and Restated Employment  Agreement between Kaiser Ventures Inc. and Terry L. Cook dated as of  September  19, 2000,  incorporated  by  reference  from Exhibit 10.4 of Kaiser  Ventures
                  Inc.'s Form 10-Q Report for the quarter ended September 30, 2000.

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------

10.7*             Transition  Employment  Agreement  between Kaiser Ventures Inc., and Lee R. Redmond dated as of
                  January 6, 2000,  incorporated  by reference from Exhibit 10.6 of Kaiser  Ventures  Inc.'s 10-K
                  Report for the year ended December 31, 1999.

10.8*             Amended and Restated  Employment  Agreement  between  Kaiser  Ventures Inc. and Paul E. Shampay dated as of September 19, 2000,  incorporated by reference from Exhibit 10.6 of Kaiser Ventures
                  Inc.'s 10-Q Report for the quarter ended September 30, 2000.

10.9*             Amended and Restated Employment  Agreement between Kaiser Ventures Inc. and Anthony Silva dated as of  September  19, 2000,  incorporated  by  reference  from Exhibit 10.5 of Kaiser  Ventures
                  Inc.'s Form 10-Q Report for the quarter ended September 30, 2000.

10.9.1*           Separation Agreement  between  Business  Staffing,  Inc. and Anthony Silva dated as of
                  February 28, 2002, filed with this report.

10.10*            First  Amendment to the Second Amended and Restated  Employment  Agreement  between  Richard E.
                  Stoddard  and Kaiser  Ventures  Inc.  dated as of April 11,  2001,  incorporated  by  reference
                  Exhibit 10.1 of Kaiser Ventures Inc.'s Form 10-Q Report for the quarter ended June 30, 2001.

10.11*            First Amendment to the Amended and Restated  Employment  Agreement  between James F. Verhey and
                  Kaiser  Ventures Inc.  dated as of April 11, 2001,  incorporated  by reference  Exhibit 10.2 of
                  Kaiser Ventures Inc.'s Form 10-Q Report for the quarter ended June 30, 2001.

10.12*            First  Amendment to the Amended and Restated  Employment  Agreement  between  Terry L. Cook and
                  Kaiser  Ventures Inc.  dated as of April 11, 2001,  incorporated  by reference  Exhibit 10.2 of
                  Kaiser Ventures Inc.'s Form 10-Q Report for the quarter ended June 30, 2001.

10.13*            First  Amendment to the Amended and Restated  Employment  Agreement  between  Anthony Silva and
                  Kaiser  Ventures Inc.  dated as of April 11, 2001,  incorporated  by reference  Exhibit 10.3 of
                  Kaiser Ventures Inc.'s Form 10-Q Report for the quarter ended June 30, 2001.

10.14*            First Amendment to the Amended and Restated  Employment  Agreement  between Paul E. Shampay and
                  Kaiser  Ventures Inc.  dated as of April 11, 2001,  incorporated  by reference  Exhibit 10.4 of
                  Kaiser Ventures Inc.'s Form 10-Q Report for the quarter ended June 30, 2001.

10.15*            Second Amended and Restated  Employment  Agreement  between James F. Verhey and

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------

                  Kaiser  Ventures Inc. dated as of April 11, 2001,  incorporated  by reference  Exhibit 10.5 of the Company's Form 10-Q Report for the quarter ended June 30, 2001.

10.16             Lease  Agreement  between  American  Trading  Estate  Properties  (now  known as Lord  Baltimore
                  Properties),  Landlord and Kaiser Resources Inc.,  Tenant,  dated June 6, 1994,  incorporated by reference  from  Exhibit  10.8 of Kaiser  Ventures  Inc.'s  Form 10-K  Report for the year ended
                  December 31, 1994.

10.16.1           Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc.
                  dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.
                  's 10-K for the year ended December 31, 1999.

10.16.2           Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, filed with this report.

10.17             Settlement  Agreement  between  Kaiser  Resources  Inc. and  California  Regional  Water Quality
                  Control Board, Santa Ana Region, dated October 21, 1993,  incorporated by reference from Exhibit
                  10.11.2 of Kaiser Ventures Inc.'s Form 10-K Report for the year ended December 31, 1993.

10.18             Lease of Corporate shares of Fontana Union Water Company coupled with Irrevocable Proxy between
                  Kaiser Resources Inc. and Cucamonga County Water District dated July 1, 1993, incorporated by reference from Exhibit 1 to Form 10-Q dated June 30, 1993.

10.18.1           Stock Purchase Agreement and Joint Escrow Instructions between Kaiser Ventures Inc. and
                  Cucamonga County Water District dated as of November 14, 2000, incorporated by reference from
                  Exhibit 10.7 of Kaiser Ventures Inc.'s Form 10-Q Report for the quarter ended September 30,
                  2000.

10.19             Assignment from Kaiser Steel  Resources,  Inc. to KSC Recovery,  Inc.,  dated December 29, 1989, incorporated  by reference from Exhibit 10.20 of Kaiser Ventures Inc.'s Form 10-K Report for the
                  year ended December 31, 1989.

10.20             Amended,  Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser  Ventures  Inc.'s Proxy  Statement for the Special Meeting of Stockholders
                  held on October 2, 1990.

10.21*            Kaiser Steel Resources,  Inc. 1992 Stock Option Plan, as amended,  incorporated by reference from
                  Exhibit 10.16 of Kaiser Ventures Inc.'s Form S-2 (Registration No. 33-56234).

10.22*            Kaiser  Ventures Inc.  1995 Stock Plan  incorporated  by reference  from Exhibit 10.15 of Kaiser
                  Ventures Inc.'s 10-K Report for the year ended December 31, 1995.

10.22.1*          First Amendment to Kaiser  Ventures Inc. 1995 Stock Option Plan,  incorporated by reference from
                  Exhibit  4.1.1 of Kaiser  Ventures  Inc.'s Form S-8  Registration  Statement  (Registration  No.
                  333-17843).

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------

10.23*            Long Term  Transaction  Incentive  Plan  adopted by the Company  effective  September  19, 2000, incorporated  by the reference from Exhibit 10.1 of Kaiser  Ventures Inc.'s Form 10-Q Report for
                  the quarter ended September 30, 2000.

10.24*            Board of Directors Stock Plan adopted May 10, 2000,  incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.'s Form 10-K Report for the year ended December 31, 2000.

10.24.1*          Form of Restricted Stock Agreement for Directors Stock Plan, incorporated by reference from
                  Exhibit 10.19.1 of Kaiser Ventures Inc.'s Form 10-K Report for the year ended December 31, 2000.

10.25             Form of  Indemnification  Agreement  for  individuals  serving on the Board of Managers of Kaiser
                  Ventures LLC filed with this Report.

10.26             Form of Indemnification Agreement for officers of Kaiser Ventures LLC filed with this Report.

10.27             Settlement Agreement among Kaiser Resources Inc., KSC Recovery, Inc., Kaiser Coal Corporation,
                  the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan dated December 1, 1994, incorporated by reference from Exhibit 10.22 of Kaiser Ventures Inc.'s 10-K Report for the year ended December 31, 1994.

10.28             Promissory  Note of McLeod  Properties,  Fontana LLC,  dated  September  30, 1997 payable to the order of Kaiser  Ventures Inc.,  incorporated  by reference from Exhibit 10.3 of Kaiser  Ventures
                  Inc.'s 10-Q Report for the period ended September 30, 1997.

10.28.1           Guaranty  Agreement  of Budway  Enterprises,  Inc.  and V.M.  McLeod  dated  September  30, 1997, incorporated  by reference  from  Exhibit  10.3.1 of Kaiser  Ventures  Inc.'s 10-Q Report for the
                  period ended September 30, 1997.

10.28.2           Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement dated
                  September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser
                  Ventures Inc., incorporated by reference from Exhibit 10.3.2 of Kaiser Ventures Inc.'s Form 10-Q
                  Report for the period ended September 30, 1997.

10.29             Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West
                  Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser
                  Ventures Inc.'s 10-Q Report for the period ended June 30, 1997.

10.29.1           Performance  Guaranty and  Indemnification  Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser  Ventures  Inc.  for the benefit of West Valley  MRF,  LLC and West Valley  Recycling &
                  Transfer,  Inc.,  incorporated  by reference from Exhibit 10.1.1 of Kaiser  Ventures  Inc.'s 10-Q
                  Report for the period ended June 30, 1997.

10.30             Loan  Agreement  dated as of June 1, 1997 between West Valley MRF, LLC and

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------

                  California Pollution Control  Financing  Authority,  incorporated by reference from Exhibit 10.2 of the Company's 10-Q Report for the period ended June 30, 1997.

10.30.1           Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing
                  Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution
                  Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley
                  MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures
                  Inc.'s 10-Q Report for the period ended June 30, 1997.

10.30.2           Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff,
                  Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution
                  Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley
                  MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures
                  Inc.'s 10-Q Report for the period ended June 30, 1997.

10.31             Reimbursement  Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of
                  California,  N.A.,  incorporated  by reference from Exhibit 10.4 of Kaiser  Ventures Inc.'s 10-Q
                  Report for the period ended June 30, 1997.

10.31.1           Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and
                  Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.'s 10-Q Report for the period ended
                  June 30, 1997.

10.31.2           Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and
                  Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures
                  Inc.'s 10-Q Report for the period ended June 30, 1997.

10.31.3           Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and
                  Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.'s 10-Q Report for the period ended June
                  30, 1997.

10.32             First Amendment and Restated  Environmental  Guaranty Agreement between West Valley MRF, LLC and
                  Union Bank of  California  dated May 1, 2000,  incorporated  by  reference  from Exhibit 10.4 of
                  Kaiser Ventures Inc.'s Form 10-Q Report for the period ended June 30, 2000.

10.32.1           Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of
                  California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser
                  Ventures Inc.'s Form 10-Q Report for the period ended June 30, 2000.

10.32.2           First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and
                  Union Bank of California, N.A. dated May 1, 2000, incorporated

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------

                  by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.'s Form 10-Q Report for the period ended
                  June 30, 2000.

10.32.2           First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and
                  Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.'s Form 10-Q Report for the period ended June 30, 2000.

10.32.3           Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated
                  May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.'s Form 10-Q
                  Report for the period ended June 30, 2000.

10.32.4           Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1,
                  2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.'s Form 10-Q Report
                  for the period ended June 30, 2000.

10.32.5           Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.'s Form 10-Q Report for the
                  period ended June 30, 2000.

10.33             Registration  Rights Agreement among Kaiser Venture Inc. and the New Kaiser Voluntary  Employees'
                  Beneficiary  Association  and Pension  Benefit  Guaranty  Corporation  dated  November  22, 1999, incorporated  by reference  from Exhibit 10.1 of Kaiser  Ventures  Inc.'s Form 8-K dated November
                  22, 1999.

10.34             Contingent Payment Agreement between Kaiser Ventures Inc and the New Kaiser Voluntary Employees'
                  Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 10.2 of
                  Kaiser Ventures Inc.'s Form 8-K dated November 22, 1999.

10.35             Contingent Payment Agreement between Kaiser Ventures Inc and Pension Benefit Guaranty
                  Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.3 of Kaiser
                  Ventures Inc.'s Form 8-K dated November 22, 1999.

10.36             Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser
                  Steel Land Development, Inc. and CCG Ontario, LLC dated July 13, 2000, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.'s Form 10-Q Report for the period ended June 30, 2000.

10.36.1           First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser
                  Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 20, 2000, incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.'s Form 10-Q Report for the
                  period ended June 30, 2000.

10.36.2           Second  Amendment to Purchase and Sale  Agreement  and Joint  Escrow  Instructions  among Kaiser
                  Ventures Inc.,  Kaiser Steel Land  Development,  Inc. and CCG Ontario,  LLC dated July 27, 2000, incorporated  by reference  from Exhibit 10.1.2 of Kaiser

EXHIBIT
NUMBER                                               DOCUMENT DESCRIPTION
-------           ---------------------------------------------------------------------------------------------------

                  Ventures  Inc.'s Form 10-Q Report for the period ended June 30, 2000.

10.34.3           Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser
                  Ventures Inc., Kaiser Steel Land Development,  Inc. and CCG Ontario,  LLC dated August 15, 2000, incorporated  by reference  from Exhibit 10.1.3 of Kaiser  Ventures  Inc.'s Form 10-Q Report for
                  the period ended June 30, 2000.

10.34.4           Purchase Agreement and Escrow Instructions between Kaiser Steel Land Development, Inc. and The
                  California Speedway Corporation dated August 10, 2000, incorporated by reference from Exhibit
                  10.1.6 of Kaiser Ventures Inc.'s Form 10-Q Report for the period ended September 30, 2000.

21                Active  subsidiaries  of  Kaiser  Ventures  LLC  are:  Kaiser  Services,   Inc.;  Lake  Tamarisk
                  Development,  LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling,  LLC; Business Staffing,  Inc.;
                  and Mine Reclamation, LLC.

23                Consent of Ernst & Young LLP, independent auditors.

24                Power of Attorney (included in the signature page).

99                Preliminary opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment
                  No. 2 to Kaiser Ventures LLC's Registration Statement on Form S-4, filed on September 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:  March 29, 2002       KAISER VENTURES INC.

                                  By:    /s/ Richard E. Stoddard
                                  ----------------------------------------------
                                  Name:  Richard E. Stoddard
                                  ----------------------------------------------
                                  Title: President, Chief Executive Officer
                                  ----------------------------------------------
                                          and Chairman of the Board of Managers
                                  ----------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints RICHARD
E. STODDARD and JAMES F. VERHEY as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

             Signature                                  Title                               Date
             ---------                                  -----                               ----

1.   Principal Executive Officer

     /s/ Richard E. Stoddard                President, Chief Executive                  March 29, 2002
     -----------------------------
     Richard E. Stoddard                    Officer and Chairman of the
                                            Board of Managers
                                            (Principal Executive Officer)

2.   Principal Financial and
     Accounting Officer

     /s/James F. Verhey                     Executive Vice President, and               March 29, 2002
     -----------------------------
     James F. Verhey                        Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

               Signature                                   Title                          Date
               ---------                                   -----                          ----

4.    Managers

      /s/ Ronald E. Bitonti                               Manager                     March 27, 2002
      ----------------------------
      Ronald E. Bitonti

      /s/ Todd G. Cole                                    Manager                     March 27, 2002
      ----------------------------
      Todd G. Cole

      /s/ Gerald A. Fawcett                            Vice Chairman                  March 27, 2002
      ----------------------------
      Gerald A. Fawcett

      /s/ Marshall F. Wallach                             Manager                     March 27, 2002
      ----------------------------
      Marshall F. Wallach

                      KAISER VENTURES LLC AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

Board of Managers
Kaiser Ventures LLC and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Kaiser Ventures LLC and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG LLP

Orange County, California
January 22, 2002

                      KAISER VENTURES LLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

                                                                               2001                     2000
                                                                               ----                     ----
ASSETS

Current Assets
     Cash and cash equivalents...................................         $    16,389,000         $    10,097,000
     Accounts receivable and other, net of allowance for
       doubtful accounts of $34,000 and $83,000,
       respectively..............................................                 173,000               2,497,000
     Income tax receivable.......................................               1,904,000                      --
     Deferred tax assets.........................................                      --              10,699,000
     Notes receivable............................................                 337,000                 107,000
                                                                          ---------------         ---------------

                                                                               18,803,000              23,400,000
                                                                          ---------------         ---------------

Eagle Mountain Landfill Investment...............................              25,651,000              24,154,000
                                                                          ---------------         ---------------

Investment in West Valley MRF....................................               3,888,000               3,660,000
                                                                          ---------------         ---------------

Land and improvements............................................               2,503,000               2,743,000
                                                                          ---------------         ---------------

Investment in Fontana Union Water Company........................                      --              16,612,000
                                                                          ---------------         ---------------

Other Assets
     Notes receivable............................................               1,348,000                 589,000
     Deferred tax assets.........................................                      --               2,161,000
     Unamortized environmental insurance premium.................               3,800,000                      --
     Buildings and equipment (net)...............................               1,217,000               1,463,000
     Other assets................................................                      --                   6,000
                                                                          ---------------         ---------------

                                                                                6,365,000               4,219,000
                                                                          ---------------         ---------------

Total Assets.....................................................         $    57,210,000         $    74,788,000
                                                                          ===============         ===============

The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31

                                                                               2001                       2000
                                                                               ----                       ----
LIABILITIES AND EQUITY

Current Liabilities
      Accounts payable..........................................         $       278,000           $       302,000
      Accrued liabilities.......................................               2,521,000                 3,824,000
                                                                         ---------------           ---------------

                                                                               2,799,000                 4,126,000
                                                                         ---------------           ---------------

Long-term Liabilities
      Deferred gain on sale of real estate......................                 589,000                   696,000
      Accrued liabilities.......................................                 334,000                   722,000
      Environmental remediation.................................               4,000,000                 4,490,000
                                                                         ---------------           ---------------

                                                                               4,923,000                 5,908,000
                                                                         ---------------           ---------------

Total Liabilities...............................................               7,722,000                10,034,000
                                                                         ---------------           ---------------

Minority Interest...............................................               5,280,000                 5,280,000
                                                                         ---------------           ---------------

Commitments and Contingencies

Stockholders' Equity
     Common stock, par value $.03 per share, authorized
         13,333,333 shares; issued and outstanding
         0 and 6,522,700, respectively..........................                      --                   195,000
     Capital in excess of par value.............................                      --                51,676,000
     Retained earnings..........................................                      --                 7,603,000
                                                                         ---------------           ---------------

Total Stockholders' Equity......................................                      --                59,474,000
                                                                         ---------------           ---------------

Members' Equity
     Class A units; issued and outstanding 6,901,299 and 0,
         respectively...........................................              44,208,000                        --
     Class B units; issued and outstanding 751,956 and 0,
         respectively...........................................                      --                        --
                                                                         ---------------           ---------------
Total Members' Equity...........................................              44,208,000                        --
                                                                         ---------------           ---------------

Total Liabilities and Equity....................................         $    57,210,000           $    74,788,000
                                                                         ===============           ===============

The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31

                                                                     2001             2000             1999
                                                                     ----             ----             ----
Resource Revenues
  Ongoing Operations
     Gain on sale of FUWC.................................      $  65,171,000     $          --   $          --
     Water resource.......................................            295,000         5,640,000       5,228,000
     Gain on sale of California mines.....................          1,756,000                --              --
     Gain on merger of PMI into ISC.......................                 --                --      35,713,000
     Gain on sale of ISC common stock.....................                 --                --       6,575,000
     Income (loss) from equity method investments
         Penske Motorsports Inc...........................                 --                --        (329,000)
         West Valley MRF, LLC.............................            978,000         1,651,000         910,000
     Gain on Mill Site land sales.........................            107,000           532,000       1,622,000
                                                                -------------     -------------   -------------

         Total ongoing operations.........................         68,307,000         7,823,000      49,719,000
                                                                -------------     -------------   -------------

     Interim Activities Net (Loss)........................           (256,000)         (179,000)       (203,000)
                                                                --------------    --------------  --------------

         Total resource revenues..........................         68,051,000         7,644,000      49,516,000
                                                                -------------     -------------   -------------

Resource Operating Costs
  Operating costs.........................................             42,000           509,000         528,000
  Write-down to net realizable value......................                 --                --       8,350,000
                                                                -------------     -------------   -------------

         Total resource operating costs...................             42,000           509,000       8,878,000
                                                                -------------     -------------   -------------

Income from Resources.....................................         68,009,000         7,135,000      40,638,000

Corporate General and Administrative Expenses
  Corporate overhead expenses, excluding stock based
    compensation and stock option repricing expenses......          5,145,000         3,469,000       4,910,000
  Stock based compensation expense........................          1,288,000         2,224,000              --
  Stock option repricing expense..........................            428,000           645,000              --
                                                                -------------     -------------   -------------

                                                                    6,861,000         6,338,000       4,910,000
                                                                -------------     -------------   -------------

Income from Operations....................................         61,148,000           797,000      35,728,000

  Net interest (income) expense...........................         (2,532,000)         (581,000)        498,000
                                                                --------------    --------------  -------------

Income before Income Tax Provision........................         63,680,000         1,378,000      35,230,000

  Income tax provision
     Currently payable....................................          1,795,000            33,000       8,364,000
     Deferred tax expense (benefit).......................         12,861,000       (11,998,000)     (3,211,000)
     Deferred tax expense credited to equity..............                 --                --       6,048,000
                                                                -------------     -------------   -------------

Net Income................................................      $  49,024,000     $  13,343,000   $  24,029,000
                                                                =============     =============   =============

Basic Earnings Per Unit/Share.............................      $        7.45     $        2.09   $        2.35
                                                                =============     =============   =============

Diluted Earnings Per Unit/Share...........................      $        7.38     $        1.99   $        2.31
                                                                =============     =============   =============

Basic Weighted Average Number of Units/Shares Outstanding.          6,584,000         6,394,000      10,226,000

Diluted Weighted Average Number of Units/Shares Outstanding...      6,646,000         6,699,000      10,386,000

The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31

                                                                       2001             2000              1999
                                                                       ----             ----              ----
Cash Flows from Operating Activities
    Net income...............................................    $   49,024,000    $   13,343,000   $   24,029,000
    Provision for income tax which is credited to equity.....                --                --        6,048,000
    Income from equity method investments....................          (978,000)       (1,651,000)        (581,000)
    Deferred tax (benefit) expense...........................        12,861,000       (11,998,000)      (3,211,000)
    Depreciation and amortization............................           275,000           370,000          511,000
    Stock based compensation expense.........................         1,288,000         1,247,000               --
    Stock option repricing...................................           428,000           645,000               --
    Gain on merger of PMI into ISC...........................       (65,171,000)               --               --
    Gain on merger of PMI into ISC...........................                --                --     (35,713,000)
    Gain on sale of ISC common stock.........................                --                --       (6,575,000)
    Write-down to net realizable value.......................                --                --        8,350,000
    Accelerated vesting of stock options.....................                --            20,000           54,000
    Mill Site deferred gain realized.........................          (107,000)          (28,000)              --
    Gain on sale of Ca Mine & Mill Site Properties...........        (1,756,000)         (504,000)      (1,622,000)
    Allowance for doubtful accounts..........................                --            (7,000)        (213,000)
    Changes in assets:
      Receivable and other...................................         2,273,000          (512,000)         574,000
      Income tax receivable..................................        (1,904,000)               --               --
    Changes in liabilities:
      Current liabilities....................................        (1,757,000)         (902,000)         294,000
      Income taxes payable...................................                --        (3,501,000)       3,501,000
      Long-term accrued liabilities..........................          (337,000)         (429,000)         (56,000)
                                                                 ---------------   ---------------  ---------------

    Net cash flows used in operating activities..............        (5,861,000)       (3,907,000)      (4,610,000)
                                                                 ---------------   ---------------  ---------------

Cash Flows from Investing Activities
    Minority interest........................................                --           508,000          997,000
    Proceeds from the sale of FUWC Stock.....................        81,783,000                --               --
    Proceeds from the sale of Ca Mine & Mill Site Properties.           726,000        19,880,000        2,662,000
    Collection of note receivable............................           281,000           111,000           75,000
    Capital expenditures.....................................       (1,454,000)       (4,076,000)      (3,570,000)
    Environmental remediation expenditures...................          (126,000)         (626,000)      (1,808,000)
    Environmental insurance..................................        (3,800,000)               --               --
    Proceeds from the sale of ISC common stock...............                --                --       63,552,000
    Proceeds of the merger of PMI into ISC...................                --                --       24,419,000
    Distribution from West Valley MRF........................           750,000         1,000,000          450,000
    Investment in Fontana Union Water Co.....................                --          (654,000)              --
                                                                 --------------    ---------------  --------------

    Net cash flows from investing activities.................        78,160,000        16,143,000       86,777,000
                                                                 --------------    --------------   --------------

Cash Flows from Financing Activities
    Issuance of common stock.................................         3,278,000           871,000          379,000
    Distribution to Shareholders.............................       (69,285,000)      (12,772,000)              --
    Shareholder payment contingent upon Mill Site real estate                --        (4,924,000)              --
      sale...................................................
    Repurchase of common stock...............................                --                --      (57,519,000)
    Borrowings under revolver-to-term credit facility........                --                --        3,000,000
    Principal payments on revolver-to-term credit facility and
      note payable...........................................                --                --      (16,750,000)
                                                                 --------------    --------------   ---------------

    Net cash flows used in financing activities..............       (66,007,000)      (16,825,000)     (70,890,000)
                                                                 ---------------   ---------------  ---------------

Net Changes in Cash and Cash Equivalents.....................         6,292,000        (4,589,000)      11,277,000

Cash and Cash Equivalents at Beginning of Year...............        10,097,000        14,686,000        3,409,000
                                                                 --------------    --------------   --------------

Cash and Cash Equivalents at End of Year.....................    $   16,389,000    $   10,097,000   $   14,686,000
                                                                 ==============    ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

                     KAISER VENTURES LLC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
             for the Years Ended December 31, 2001, 2000 and 1999

                                        Member Units /
                                         Common Stock
                                    Class A                     Capital In
                                    Units /                     Excess of     Retained     Members'
                                    Shares          Amount      Par Value     Earnings      Equity           Total
                                  ------------------------------------------------------------------------------------
Balance at December 31, 1998        10,685,257  $    321,000  $ 74,741,000  $ 12,776,000  $         --   $ 87,838,000

   Repurchase of common stock       (4,424,501)     (133,000)  (32,537,000)  (24,849,000)                 (57,519,000)

   Issuance of shares of
     common stock............           56,097         1,000       439,000            --                      440,000

   Accelerated vesting of stock
     options ................               --            --        54,000            --                       54,000

   Provision for income tax,
     credited to equity......               --            --     6,048,000            --                    6,048,000

   Net Income................               --            --            --    24,029,000                   24,029,000
                                  ------------   -----------  ------------  ------------  ------------   ------------

Balance at December 31, 1999         6,316,853       189,000    48,745,000    11,956,000            --     60,890,000

   Issuance of shares of
     common stock............          205,847         6,000     2,266,000            --                    2,272,000

   Accelerated vesting of stock
     options ................               --            --        20,000            --                       20,000

   Repricing of stock options               --            --       645,000            --                      645,000

   Shareholder payment
     contingent upon Mill Site
     real estate sale........               --            --            --    (4,924,000)                  (4,924,000)

   Dividend..................               --            --            --   (12,772,000)                 (12,772,000)

   Net Income................               --            --            --    13,343,000                   13,343,000
                                  ------------   -----------   ------------  ------------  ------------   ------------

Balance at December 31, 2000         6,522,700       195,000    51,676,000     7,603,000            --     59,474,000

   Issuance of shares of
     common stock............          378,599        12,000     4,555,000            --                    4,567,000

   Repricing of stock options               --            --       428,000            --                      428,000

   Conversion to LLC ........                       (207,000)  (56,659,000)   (7,603,000)   64,469,000             --

   Dividend..................               --            --            --            --   (69,285,000)   (69,285,000)

   Net Income................               --            --            --            --    49,024,000     49,024,000
                                  ------------   -----------   ------------  ------------  ------------   ------------

Balance at December 31, 2001         6,901,299  $         --  $         --  $         --  $ 44,208,000   $ 44,208,000
                                  ============  ============  ============  ============  ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       NATURE OF BUSINESS

     Unless otherwise noted: (1) the term "Kaiser Inc." refers to the former Kaiser Ventures Inc., (2) the term "Kaiser LLC" refers to Kaiser Ventures LLC, and (3) the terms "Kaiser," "the Company, " "we," "us," and "our," refer to past and ongoing business operations conducted in the form of Kaiser Inc. or Kaiser LLC, and their respective subsidiaries.

     On November 16, 1988, the Company began operations as Kaiser Steel Resources, Inc. upon the successful completion of the reorganization of Kaiser Steel Corporation ("KSC") under Chapter 11 of the Bankruptcy Code. The Company has changed its name twice since reorganization in June 1993 and 1995, to Kaiser Resources Inc. and to Kaiser Ventures Inc. ("Kaiser Inc."), respectively. In November 2001, the stockholders of Kaiser Inc. approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger of Kaiser Inc. with and into Kaiser Ventures LLC. Under the terms of the agreement and plan of merger, Kaiser Inc.'s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc. Kaiser Inc. assets and liabilities were carried over at their historical cost basis.

     At December 31, 2001, the Company's principal assets include: (i) an approximate 80% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station ("West Valley MRF"); (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, and receivables of approximately $20.2 million.

     The Company's consolidated financial statements include the following significant entities: Kaiser Services, Inc.; Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc.; and Mine Reclamation, LLC. See Note 2 below for additional information concerning the Company's subsidiaries.

ONGOING OPERATIONS

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in Fontana Union to Cucamonga County Water District ("Cucamonga"). However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company's interest in Fontana Union Water Company ("Fontana Union") to Cucamonga. Income from equity method investments reflect Kaiser's share of income related to those equity investments (i.e., Penske Motorsports Inc. ("PMI") from April 1, 1996 through March 31, 1999) and, starting in 1998, a limited liability company (i.e., the West Valley MRF) which the Company accounts for under the equity method.

INTERIM ACTIVITIES

     Revenues from interim activities are generated from various sources. Significant components of interim activities include water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Silver Lake Mine. Due to the interim nature of these activities the Company is presenting these revenues net of their related expenses. Revenues and expenses associated with these activities at the former KSC mill site near Fontana, California (the "Mill Site Property"), and Silver Lake Mine have ceased due to the sales of these properties. Total interim revenues for 2001, 2000, and 1999, were $1.0 million, $1.7 million, and $1.9 million, respectively.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority-owned investments, except as specified below. Intercompany accounts and transactions have been eliminated.

     Fontana Union Water Company. Prior to its sale in March 2001, the Company owned 53.71% of Fontana Union, a mutual water company, which entitled the Company to its proportionate share of Fontana Union water. The Company effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares ("Cucamonga Lease") which the Company entered into in March 1989, and which was amended in 1989, 1992 and 1993. Therefore, Kaiser received no direct benefit from nor had any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser's investment in Fontana Union was recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. (See Note 4.) On March 6, 2001, the Company closed on the sale of its Fontana Union investment to Cucamonga.

     KSC Recovery, Inc. ("KSC Recovery"). The Company's wholly-owned subsidiary, KSC Recovery, Inc., which is governed and controlled by a Bankruptcy Court approved Plan of Reorganization, acts solely as an agent for KSC's former creditors in pursuing bankruptcy related adversary litigation and administration of the KSC bankruptcy estate. Kaiser exercises no significant control or influence over nor does Kaiser have any interest in the operations, assets or liabilities of KSC Recovery except as provided by the terms of the approved Plan of Reorganization. In addition, KSC Recovery's cash on hand and potential future recoveries funds all costs and expenses of KSC Recovery. Consequently, activity of KSC Recovery is not included in Kaiser's financial statements; however, KSC Recovery is a member of the Kaiser consolidated group for tax purposes and is therefore, included in the consolidated tax return.

RECLASSIFICATION

     Certain amounts in the prior years have been reclassified to conform to the current year financial statement presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances with high quality financial institutions and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

REAL ESTATE

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FASB 121), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     During 2000, the Company sold the bulk of its remaining Fontana Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site Property to CCG Ontario, LLC ("CCG") and its Rancho Cucamonga parcel to The California Speedway Corporation for $3.8 million. During 2001, the Company sold its California iron ore mines for $2.0 million.

     Interest and property taxes related to real estate under development are capitalized during periods of development.

INVESTMENT IN WEST VALLEY MRF, LLC

     The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company's 50% ownership interest.

LANDFILL PERMITTING AND DEVELOPMENT

     Through its 80% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Statement of Financial Accounting Standards No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects," capitalizable landfill site development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process. These costs are expensed when management determines that the capitalized costs provide no future benefit. Additionally, in accordance with Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 6), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved. Further, the perception of the public and private financial markets of the value of solid waste sites and the waste management industry can fluctuate significantly over time. Accordingly, there can be no assurance that the Company will successfully sell the Eagle Mountain assets on favorable terms or at all.

BUILDINGS AND EQUIPMENT

     Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

REVENUE RECOGNITION

     Revenues are recognized when the Company has completed the earnings process and an exchange transaction has taken place.

INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary timing differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates through November 30, 2001. Subsequent to the conversion into a limited liability company, the Company is taxed as a partnership and thus, the Company's results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns.

EARNINGS PER SHARE

     The Company follows Statement No. 128, Earnings per Share (FASB 128) in calculating basic and diluted earnings per share. Basic earnings per share excludes the dilutive effects of options, warrants and convertible securities, while diluted earnings per share includes the dilutive effects of claims on the earnings of the Company.

LLC UNIT/STOCK OPTIONS

     The Company uses the intrinsic value method to account for its LLC unit/stock compensation arrangements pursuant to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments.
     Receivables. The carrying amount approximates fair value because of the short-term maturity of these instruments.

NOTE 3.       ACCOUNTS RECEIVABLE AND OTHER

     Accounts receivable as of December 31 consisted of the following:

                                                                           2001                    2000
                                                                           ----                    ----
Cucamonga County Water District...............................      $             --        $      2,155,000
Other.........................................................               207,000                 425,000
                                                                    ----------------        ----------------
                                                                             207,000               2,580,000

Allowance for doubtful accounts                                              (34,000)                (83,000)
                                                                    ----------------        ----------------
         Total................................................      $        173,000        $      2,497,000
                                                                    ================        ================

NOTE 4.       SALE OF FONTANA UNION WATER COMPANY STOCK

     Effective March 6, 2001, the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of Fontana Union a mutual water company, to Cucamonga for $87.5 million. Stockholder approval for the sale was obtained. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to the Company's Long-Term Transaction Incentive Program. In addition, the Company received approximately $2.5 million in payments under the lease of Fontana Union shares to Cucamonga. With the sale of the Fontana Union interest, the lease with Cucamonga was effectively terminated and the rate dispute litigation between the Company and Cucamonga was settled.

NOTE 5.       INVESTMENT IN WEST VALLEY MRF, LLC

     Effective June 19, 1997, Kaiser Recycling Corporation ("KRC") and West Valley Recycling & Transfer, Inc. ("WVRT"), a subsidiary of Burrtec Waste Industries, Inc. ("Burrtec"), which are equal members of West Valley MRF, LLC, (a California limited liability company) entered into a Members Operating Agreement ("MOA") which is substantially the equivalent of a joint venture agreement but for a limited liability company. The construction and start up of the West Valley MRF was completed during December 1997.

     Pursuant to the terms of the MOA, KRC contributed approximately 23 acres of Mill Site property on which the West Valley MRF was constructed while WVRT contributed all of Burrtec's recycling business that was operated within Riverside County, thereby entitling West Valley MRF to receive all revenues generated from this business after the closing date.

     Most of the financing for the construction of the West Valley MRF of approximately $22,000,000, including reimbursement of most of the previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the "Authority") Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the "Bonds"). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. ("Union Bank"). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC. West Valley MRF, LLC also has established a $2.0 million equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

     The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

     The condensed summarized financial information of West Valley MRF, LLC as of December 31, is as follows:

                                                                          2001                   2000
                                                                          ----                   ----
Balance Sheet Information

Current Assets............................................        $     6,021,000        $     4,919,000
Property and Equipment (net)..............................             19,805,000             16,380,000
Other Assets..............................................                510,000              6,640,000
                                                                  ---------------        ---------------
         Total Assets.....................................        $    26,336,000        $    27,939,000
                                                                  ===============        ===============

Current Liabilities.......................................        $     3,476,000        $     4,437,000
Other Liabilities.........................................                997,000              1,184,000
CPCFA Bonds Payable.......................................             15,700,000             16,635,000
Stockholders' Equity......................................              6,163,000              5,683,000
                                                                  ---------------        ---------------
         Total Liabilities and Stockholders' Equity.......        $    26,336,000        $    27,939,000
                                                                  ===============        ===============

Income Statement Information
Net Revenues                                                      $     9,484,000        $     9,218,000
Gross Profit                                                      $     3,205,000        $     4,336,000
Net Income                                                        $     1,980,000        $     3,369,000

     The Company has received distributions of $750,000 and $1.0 million during 2001 and 2000, respectively, from its investment in the West Valley MRF.

NOTE 6.       MINE RECLAMATION, LLC

     The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project. As a result of subsequent equity fundings and purchases, the Company's ownership interest in Mine Reclamation as of December 31, 2000, is approximately 80%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with the District. In summary, the landfill project (which includes the Company's royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently anticipated to occur, if closing does occur, in the second quarter of 2002. However, payment of the purchase price will be delayed as described in more detail below. The sale of the landfill project is subject to the results of the District's due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the landfill project to the District on its current terms.

     Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Interest will accrue on this portion of the purchase price commencing with the closing and will be paid out to Mine Reclamation, LLC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

     The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence. Due diligence, joint use negotiations and other items are expected to continue into 2002. In addition, the parties will determine where each need to continue to extend the closing date for the transaction.

NOTE 7.       NOTES RECEIVABLE

     As of December 31, 2001, the Company has two notes receivable from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) and one note receivable from Levand Steel.

     The outstanding balances of the Budway notes total $589,000, of which $107,000 has been included in current assets and the balance of $482,000 is classified as a long term asset. The outstanding balance of the notes bears interest at 10% per annum with quarterly payments of $26,700 plus accrued interest, with the remaining balance due October 2004. The Company has agreed to subordinate its notes receivable to a construction/permanent loan in order to facilitate the construction of a building on the property.

     The outstanding balance of the Levand Steel note is $1,096,000, of which $230,000 has been included in current assets and the balance of $866,000, is classified as a long-term asset. The outstanding balance of the notes bears interest at 8% per annum with monthly payments of $25,700 including accrued interest, with the remaining balance due February 2006.

NOTE 8.       ENVIRONMENTAL INSURANCE

     One of the goals in the cash maximization strategy approved by the Company's Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company's ongoing and historical operations. The policy has a twelve
(12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company's existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the Company. The policy is specifically intended to provide additional coverage for the Company's known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million.

     This policy covers virtually any and all environmental liabhlities and claims (up to the $50 million policy limit) relating to the historical operations and assets of the company and reflected on the balance sheet under the caption Environmental Remediation. At December 31, 2001, the recorded environmental remediation liability was $4.0 million. Due to the nature of the insurance policy, generally accepted accounting principles require that the cost of the policy be capitalized as an Other Asset separately from the related liability and amortized as the related liabilities are resolved.

NOTE 9.       BUILDINGS AND EQUIPMENT (NET)

     Buildings and equipment (net) as of December 31 consisted of the following:

                                                                            2001                  2000
                                                                            ----                  ----
Buildings and structures .....................................       $   2,085,000         $   2,085,000
Machinery and equipment.......................................           1,954,000             1,929,000
                                                                      ------------          ------------
                                                                         4,039,000             4,014,000
Accumulated depreciation......................................          (2,822,000)           (2,551,000)
                                                                     -------------         -------------
         Total................................................       $   1,217,000         $   1,463,000
                                                                     =============         =============

NOTE 10.      ACCRUED LIABILITIES - CURRENT

     The current portion of accrued liabilities as of December 31 consisted of the following:

                                                                           2001                  2000
                                                                           ----                  ----
Environmental insurance settlement liability....................     $          --         $   1,313,000
Compensation, severance and related employee costs..............         1,446,000               974,000
Accrued professional and closing costs..........................           727,000               580,000
Other  .........................................................           348,000               957,000
                                                                     -------------         -------------
       Total....................................................     $   2,521,000         $   3,824,000
                                                                     =============         =============

NOTE 11.      ENVIRONMENTAL REMEDIATION RESERVE

     With the sale of approximately 588 acres of the Company's Mill Site Property to CCG in August 2000, substantially all of the environmental liabilities associated with that property were eliminated; thus, as a result of the sale and the remediation work undertaken prior to the sale, the Company was able to reduce its environmental remediation reserves by $21,252,000.

     As of December 31, 2001, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not linked to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $4.0 million. For example, the Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on previously existing water wells owned by third parties.

     The Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company's ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company's existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the Company. The policy is specifically intended to provide additional coverage for the Company's known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales.

     This policy covers virtually any and all environmental liabilities and claims (up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected on the balance sheet under the caption Environmental Remediation. Due to the nature of the insurance policy, generally accepted accounting principles require that the cost of the policy be capitalized as an Other Assets separately from the related liability and amortized as the related liabilities are resolved.

     See Note 19, "Commitments and Contingencies" for further information.

NOTE 12.      LONG-TERM DEBT

     Previously the Company had a $30 million credit facility with Union Bank which was secured by the Company's investment in the stock of Fontana Union. The facility was cancelled prior to the closing of the sale of the Company's Fontana Union stock to Cucamonga in March 2001.

     Total interest expense incurred in 2001, 2000, and 1999 was $25,000, $151,000, $1,272,000, respectively.

NOTE 13.      EQUITY

CONVERSION INTO LLC

     In November 2001, the stockholders of Kaiser Inc. overwhelmingly approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between Kaiser Inc. and Kaiser LLC, the surviving company. Under the terms of the merger converting Kaiser Inc., to a limited liability company, Kaiser Inc.'s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc. The new Class A Units are not listed on any stock exchange, additionally the transferability of the units is subject to the approval of an executive of the Company. Subsequent to the conversion, Kaiser LLC is taxed as a partnership and thus, Kaiser LLC results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns.

EQUITY TRANSACTIONS

     During 2001, 2000 and 1999 the Company recorded transactions directly to equity other than changes resulting from net income or equity transactions with members/shareholders. These transactions include deferred tax expense credited to equity due to the utilization of the Company's reorganization NOL carryforwards repricing of unit/stock options, and the accelerated vesting of stock options. These amounts for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                         2001               2000               1999
                                                         ----               ----               ----
Deferred tax expense credited to equity.....      $          --      $          --       $   6,048,000
Repricing of unit/stock options.............            428,000            645,000                  --
Accelerated vesting of stock options........                 --             20,000              54,000
                                                  -------------      -------------       -------------

                                                  $     428,000      $     665,000       $   6,102,000
                                                  =============      =============       =============

CLASS A UNITS/COMMON STOCK OUTSTANDING

     At December 31, 2001 Kaiser LLC had 6,901,299 Class A Units outstanding. At December 31, 2000, Kaiser Inc. common stock had a par value of $0.03 and 13,333,333 authorized shares, of which 6,522,700 were outstanding.

     In November 1988, 10,000,000 shares of common stock (after giving effect for a 3 for 1 reverse stock split that took place in 1990) were issued pursuant to the KSC Plan of Reorganization. As of December 31, 2000 and 1999, 136,919 of these shares are being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding.

CLASS B UNITS

     Prior to the merger Kaiser LLC issued Class B Units to current and former MRC executives as follows:

                              MRC Executive                       Class B Units
                              -------------                       -------------
                 Richard A. Daniels..................                296,044
                 Gary W. Johnson.....................                244,452
                 Kay Hazen...........................                211,460
                                                                     -------
                                                    TOTAL            751,956

     These MRC executives had previously been granted the right to receive certain contingent incentive payments in order to incentivize each of them to assist Kaiser and MRC close the sale of the landfill project as well as meeting all conditions necessary for the release of funds from escrow. These Class B Units, issued to the MRC executives, replaced those incentive payments rights.

     These Class B Units are entitled to receive approximately 2% of any cash actually received by MRC, up to approximately $752,000 or $1.00 per unit, if MRC receives the currently agreed upon price of $41 million. The Class B Units are not entitled to any distributions or profits, have no voting rights except as required by law and are not transferable.

     At December 31, 2001 Kaiser LLC had 751,956 Class B Units outstanding.

Warrants

     In November 1999, Kaiser Inc. purchased 2,730,950 and 1,693,551 shares of its common stock from the New Kaiser Voluntary Employees' Benefit Association (the "VEBA") and from the Pension Benefit Guaranty Corporation (the "PBGC"), respectively, who were then the Company's two largest stockholders. As consideration for these shares Kaiser Inc.: paid $13.00 per share in cash; issued stock purchase warrants that have an exercise price of $17 per share and a term of five years to the VEBA (460,000 shares) and the PBGC (285,000 shares), which provided the VEBA and the PBGC with additional consideration approximating $0.60 per share; and gave the VEBA and the PBGC certain limited participation rights in the future success of the Company. The Company initially recorded this transaction at a net value of $13 per share because the warrant value conveyed to the sellers of approximately $0.60 per share is offset by a corresponding equity credit for the warrant's issuance value. Subsequently, in 2000, as a result of the two sales of the Company's remaining Mill Site Property, the Company made contingent payments equaling approximately $1.11 per share.

UNIT/STOCK OPTION AND UNIT/STOCK GRANT PROGRAMS

     In October 1990, the Company's stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the "1989 Stock Plan"). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. During 2000 and 1999 the Company incurred $20,000 and $54,000, respectively, of compensation expense associated with the accelerated vesting of certain stock options. The Company incurred no such compensation expense during 2001.

     In June 1995, the Company's stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. However, there are no outstanding options under this plan, as of December 31, 2001.

     In addition, under the 1995 Stock Plan, each director when first elected to the Board shall automatically be granted options for 5,000 common stock shares. Each non-employee director who is re-elected or serving an unexpired term as a member of the Board at an annual meeting of holders of stock of the Company will be automatically granted an additional 1,500 stock options. These options have an exercise price equal to the fair market value of the Company's common stock on the date of the grant.

     In May 2000, the Company's proposed 2000 Stock Plan was not approved by the shareholders of the Company thus no options were granted in 2000. The Company in May 2000 granted to each non-employee director who was re-elected or serving an unexpired term as a member of the Board a restricted stock award of 1,500 shares. The restrictions on these shares lapse equally on the first and second anniversaries of the grants.

     In December 2000, the Company declared and paid a cash distribution of $2.00 per share from the proceeds of the two Mill Site real estate sales in 2000. As a result of this cash distribution, the Company reduced the exercise price on all outstanding options by the $2.00 in order to mirror the $2.00 dividend per share. This repricing required the Company to change to variable plan accounting for its outstanding options, which resulted in the Company incurring an expense of $428,000 and $645,000 for 2001 and 2000, respectively.

     Effective with the date of the merger, all options with an exercise price of $10.00 and below, 326,750 options, were deemed exercised which entitled the optionees to participate in the $10.00 cash distribution and conversion into Class A Units. As a result of this cash distribution, the Company reduced the exercise price on all remaining outstanding options, 301,100 Class A Unit options, by the $10.00 in order to mirror the $10.00 dividend per share. Additionally, the term on the remaining unit options was extended, due to their reduced liquidity, to December 31, 2008.

     In 2001 and 2000 the Company incurred unit/stock based compensation expense of $1,288,000 and $2,224,000, respectively, related to the exercise of nonqualified unit/stock options.

     A summary of the status of grants under the Company's unit/stock plans as of December 31, 2001, 2000, and 1999 and activities during the years ending on those dates is presented below:

                                           2001                           2000                          1999
                                ---------------------------    ---------------------------    -------------------------
                                                 Weighted-                    Weighted-                      Weighted-
                                                  Average                      Average                        Average
                                                 Exercise                     Exercise                       Exercise
                                    Options       Price           Options      Price             Options      Price
                                    -------       -----           -------      -----             -------      -----
Outstanding at beginning of
   Year....................         712,650    $    10.51       1,330,961   $    11.17         1,502,961   $    11.33
Granted....................              --            --              --           --            46,000         9.00
Exercised..................        (411,550)         8.62        (608,301)        8.97           (60,000)        6.33
Forfeited..................              --            --         (10,010)        3.00          (158,000)       13.96
                                 ----------                    ----------                    -----------

Outstanding at end of year          301,100    $     3.08         712,650   $    10.51         1,330,961   $    11.17
                                 ==========                    ==========                     ==========

Options exercisable at year
   End.....................         301,100    $     3.08         712,650   $    10.51         1,289,461   $    11.22
                                 ==========                    ==========                     ==========

Weighted-average fair value
   of options granted during
   the year................      $    N/A                      $     N/A                      $     2.54

     The following table summarizes information about variable unit options outstanding as of December 31, 2001:

                                           Options Exercisable and
                                                 Outstanding
                                      --------------------------------
                       Weighted-
                        Average                       Weighted-
 Range of              Remaining                       Average
Exercise Prices       Life (years)         Options  Exercise Price
---------------       ------------         -------  --------------

$0.55  to   5.58           7.0               301,100   $      3.08

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's unit/stock-based compensation plans other than for compensation and performance-based stock awards. Had compensation cost for the Company's unit/stock option plan been determined based upon the fair value at the grant date for the awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("FAS 123"), the effect on the Company's net income and earnings per unit/share would have been adjusted to the pro forma amounts as indicated below:

                                           2001                2000               1999
                                           ----                ----               ----
Net Earnings
  As reported                       $    49,024,000      $    13,343,000    $    24,029,000
  Pro forma                         $    49,024,000      $    12,975,000    $    23,650,000

Earnings per unit/share (Basic)
  As reported                       $        7.45        $        2.09      $        2.35
  Pro forma                         $        7.45        $        2.03      $        2.31

Earnings per unit/share
  (Diluted)
  As reported                       $        7.38        $        1.99      $        2.31
  Pro forma                         $        7.38        $        1.94      $        2.28

     The Company employed the Black-Scholes option-pricing model in order to calculate the above reduction in net income and earnings per unit/share. The effect on net earnings for 2001, 2000, and 1999 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model and the resulting fair value of the options granted for 1999, the last year stock options were granted by the Company.

                                                      1999
                                                      ----
              Volatility                                0.415
              Risk-free interest rate                   6.00%
              Expected life in years                    2.28
              Forfeiture rate                           0.00%
              Dividend yield                            0.00%

     In 1988, the Company granted stock options totaling 533,333 shares with a nominal exercise price to certain of its officers as part of the emergence from bankruptcy reorganization. These options became 50% vested at the date of grant with the remaining options ratably vesting through June 1, 1991. As of December 31, 2001, all of these options had been exercised, with the last options being exercised in January 2001.

NOTE 14.      EARNINGS PER UNIT/SHARE

     The following table sets forth the computation of basic and diluted earnings per unit/share:

                                                      2001                2000               1999
                                                      ----                ----               ----
Numerator:

  Net Income.................................      $49,024,000         $13,343,000        $24,029,000

  Numerator for basic earnings per unit / share
     -income available to common stockholders.     $49,024,000         $13,343,000        $24,029,000

  Numerator for diluted earnings per unit / share
     -income available to common stockholders.     $49,024,000         $13,343,000        $24,029,000

Denominator:

  Denominator for basic earnings per unit / share
     -weighted-average shares................        6,584,000           6,394,000         10,226,000

  Effect of dilutive options.................           62,000             305,000            160,000
                                                   -----------         -----------        -----------

  Denominator for diluted earnings per unit/share
     -adjusted weighted-average shares and           6,646,000           6,699,000         10,386,000
     assumed conversions.....................      ===========         ===========         ==========

  Basic earnings per unit / share.............     $      7.45         $      2.09        $      2.35
                                                   ===========         ===========        ===========

  Diluted earnings per unit / share...........     $      7.38         $      1.99        $      2.31
                                                   ===========         ===========        ===========

     For additional disclosures regarding the outstanding employee unit / stock options see Note 13.

     The following table discloses the number of vested and outstanding options during 2001, 2000, and 1999 that were not included in the computation of diluted earnings per unit/share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                                              2001                   2000                   1999
                                              ----                   ----                   ----
Number of antidilutive options.......      194,000                136,500                325,000

Range of option prices
   for the antidilutive options......   $1.63 - 5.58           $14.85 - 15.58         $12.55 - 17.58

NOTE 15.      SALES OF ASSETS

     During 2001 the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of Fontana Union Water Company, a mutual water company, to Cucamonga for $87.5 million. Also during 2001 the sold its California Mine properties for $2.0 million.

     During 2000, the Company sold the bulk of its remaining Fontana Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site Property to CCG. Also during 2000, the Company sold its Rancho Cucamonga Parcel to The California Speedway Corporation for $3.8 million.

     During 1999, the Company sold approximately 13 acres of its Napa Lots, a portion of the Mill Site Property, in two all cash transactions; 7.8 acres to Maas-Hansen Steel for $1,699,000, or $5.00 per square foot, and 5.2 acres to D.T. Sari for $1,110,000, or $4.90 per square foot.

NOTE 16.      SUPPLEMENTAL CASH FLOW INFORMATION

     In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $726,000 cash at closing and $1.3 million on a note receivable secured by the real estate.

     During 2001 and 2000 the Company had 54,333 and 552,800 stock options exercised on a net basis. These transactions resulted in the Company receiving back 36,704 shares during 2001 and 458,621 shares during 2000 of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

     The Company paid interest during 2001, 2000, and 1999 of $39,000, $273,000, and $1,314,000, respectively.

     Income taxes paid in 2001, 2000 and 1999 were $3,477,000, $3,755,000, and
$4,863,000, respectively.

     As a result of the sale, in August 2000, of the bulk of the Company's remaining Fontana Mill Site Property to CCG, the Company eliminated $21.3 million in environmental remediation liabilities.

     As a result of the merger between PMI and International Speed Corporation ("ISC") in July 1999, the Company's investment in PMI was converted into $24.4 million of cash and $57.0 million of ISC Class A common stock.

     During 1999, the Company issued $62,000 of common stock for payment of 1997 bonuses.

     During 1999, the Company carried back a note receivable for $68,000 from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) from the sale of approximately one-third of an acre of Mill Site Property.

     The Company has not capitalized interest or property taxes during 2001, 2000, and 1999.

NOTE 17.      INCOME TAXES

     The income tax provisions for the years ended December 31, 2001, 2000 and 1999 are composed of the following:

                                                              2001                   2000             1999
                                                              ----                   ----             ----
Current tax expense:
  Federal.........................................       $   300,000          $                   $ 1,582,000
                                                                                        --
  State...........................................         1,495,000                33,000          6,782,000
                                                         -----------          ------------        -----------
                                                           1,795,000                33,000          8,364,000
                                                         -----------          ------------        -----------
Deferred tax expense credited to equity:
  Federal.........................................                --                    --          6,048,000
  State...........................................                --                    --                 --
                                                         -----------          ------------         ----------
                                                                  --                    --          6,048,000
                                                         -----------          ------------         ----------
Deferred tax expense (credit):
  Federal.........................................        13,144,000           (12,144,000)        (1,000,000)
  State...........................................          (283,000)              146,000         (2,211,000)
                                                         -----------          ------------        -----------
                                                          12,861,000           (11,998,000)        (3,211,000)
                                                         -----------          ------------        -----------

                                                         $14,656,000          $(11,965,000)       $11,201,000
                                                         ===========          ============        ===========

     There are no deferred tax amounts recorded as a component of equity subsequent to December 31, 1999, as all pre-reorganization NOLs have been utilized. In accordance with FASB 109, the tax benefits of all deductible temporary differences and loss carryforwards that existed at the date of a reorganization must be credited directly to additional paid-in capital when the initial recognition of these benefits occurs subsequent to the reorganization.

     The Company has no deferred tax liabilities as of December 31, 2001, as a result of its conversion into a limited liability company. Deferred tax liabilities (assets) were comprised of the following as of December 31, 2000:

                                                                  2000
                                                                  ----
Land held for development.........................        $     1,911,000
Investment in Fontana Union.......................              6,392,000
Depreciation......................................                114,000
                                                          ---------------
                                                                8,417,000
                                                          ---------------
Environmental remediation.........................             (1,788,000)
Investment in MRC.................................             (1,822,000)
Accounts receivable reserve.......................                (33,000)
Other.............................................             (2,200,000)
Loss carryforwards................................            (15,672,000)
                                                          ----------------
                                                              (21,515,000)
                                                          ----------------
Less:  Deferred tax asset valuation allowance.....                238,000
                                                          ---------------
                                                          $   (12,860,000)
                                                          ================

     The net change in the valuation allowance during 2001, 2000, and 1999 was a reduction of $238,000, $14,126,000, and $10,635,000, respectively. The decrease in the valuation allowance for 2001 was due to the utilization of net operating loss carry forwards that occurred during 2001 as a result of the sale of the Fontana Union stock, in March 2001.

     A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

                                                                        2001         2000         1999
                                                                        ----         ----         ----



Federal statutory rate..........................................         35.0%        34.0%        34.0%
Increase resulting from state tax, net of federal benefit.......          1.9%        12.9         12.7
Federal Alternative Minimum Tax.................................           .5%         --           4.5
Change in tax status............................................        (14.4%)        --          --
Additional recognition of pre-reorganization benefits...........          --           --          17.2
Decrease in post-reorganization valuation allowance.............          --        (915.2)       (40.5)
Non taxable equity earnings.....................................          --           --           3.9
                                                                          --           --      --------
                                                                         23%       (868.3%)        31.8%
                                                                     =======      ========     =========

     There are no consolidated NOL carryforwards available for Federal income tax or California income tax purposes as of December 31, 2001. As a result of the conversion into a limited liability company, the remaining deferred tax assets and liabilities have been eliminated through the provision.

     Subsequent to the conversion, the Company is taxed as a partnership and thus, the Company's results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns.

NOTE 18.      SIGNIFICANT CUSTOMERS

SIGNIFICANT CUSTOMERS

     Management and Training Corporation ("MTC") operates a minimum security prison facility on a portion of the Eagle Mountain Site under a lease that expires in June 2002. Minimum lease payments in 2002 are $415,000.

     The Company received substantial portions of its revenue from the following customers:

Year Ended            Cucamonga
December 31             Lease              MTC Lease
-----------             -----              ---------
   2001                 $295,000           $ 815,000
   2000               $5,640,000           $ 780,000
   1999               $5,228,000           $ 764,000

NOTE 19.      COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL CONTINGENCIES

     The Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including groundwater and other possible third party claims, would be approximately $4.0 million. However, the Company purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected in the above $4.0 million liability.

PENSION PLANS

     The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant's contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

     Total expense relative to these plans for the years ended December 31, 2001, 2000, and 1999, was $262,000, $158,000, and $156,000, respectively.

LETTERS OF CREDIT

     At December 31, 2001, the Company had guaranteed a letter of credit outstanding on its behalf to third parties totaling $120,000. This letter of credit was issued for reclamation activities performed at an idled coal property, on behalf of and at the expense of the KSC bankruptcy estate.

NOTE 20.      LEGAL PROCEEDINGS

     The Company, in the normal course of its business, is involved in various claims and legal proceedings. A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on the Company's financial statements. Except for those matters described below, management believes these matters will not have a material adverse effect on Kaiser's business or financial condition. Significant legal proceedings, including those which may have a material adverse effect on the Company's business or financial condition, are summarized as follows:

LITIGATION

     Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser's wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits.

     In December 1999, the first case was filed challenging the land exchange - Donna Charpied; Laurence Charpied; et al. v. United States Department of the Interior; Bureau of Land Management; et al, (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)). In January 2000, a second case was filed - National Parks and Conservation Association v. Bureau of Land Management, et al. (United States District Court for the Central District of California, Riverside Division, Case No. EDCV-00-0041 VAX (JWJx)). We expect that both cases will be consolidated into one hearing. The plaintiffs have argued that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. The plaintiffs have not sought damages other than the recovery of attorneys' fees. In November 2000, the Ninth Circuit Court of Appeals announced a decision that may have a material adverse impact on Kaiser's federal land exchange litigation and the pending sale of the landfill project to the District. In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange. The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in Kaiser's federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser's land exchange with the BLM is similarly defective. Although we originally anticipated that the federal court would hold a trial or rule on summary judgment motions in May 2001, this original schedule has been substantially delayed in light of the Court of Appeals' ruling in Bisson. At the current time, we do not know when a trial will be held or a ruling will be made, and Kaiser, MRC and the BLM are evaluating their options with regard to the appraisal used in Kaiser's completed land exchange.

     Warrant Dispute. New Kaiser Employees' Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase, respectively, 460,000 and 285,260 Class A Units in the Company (the warrants were initially for common stock of Kaiser Inc. and in the merger of Kaiser Inc. with and into Kaiser LLC, the warrants were converted into Class A Units of Kaiser LLC). VEBA and PBGC have each claimed that the treatment of its warrant in the conversion violated the terms of the warrant. We do not believe this claim has any merit. Prior to the vote on the conversion proposal, it was agreed by Kaiser, VEBA and PBGC that the rights of each VEBA and PBGC under its warrant would not be changed or waived by (i) any consent to or approval of the conversion proposal by either VEBA, PBGC or any director representing either of them, or (ii) any decision by either the VEBA or the PBGC to delay any potential legal challenge until after the adoption and completion of the conversion proposal. VEBA and PBGC voted their respective shares in Kaiser Inc. in favor of the conversion proposal. VEBA recently renewed its claim that the conversion proposal violated the terms of its warrant.

     Asbestos Suits. Kaiser, along with KSC Recovery (the Kaiser Steel Corporation bankruptcy estate), are currently named in approximately forty (40) active asbestos lawsuits. Kaiser and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940's and that Kaiser and/or KSC were in some manner associated with one or more shipyards or has successor liability.

     In addition, there are several claims involving other facilities such as the Mill Site Property. Most of these lawsuits are third party premises claims that claim injury resulting from exposure to asbestos or asbestos containing products and involve multiple defendants. Kaiser anticipates that it, often along with KSC, will be named as a defendant in additional asbestos lawsuits. A number of large manufacturers and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past couple of years, increasing the likelihood that additional suits will be filed against us. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against Kaiser and KSC are non-specific, but involve allegations relating to pre-bankruptcy activities. It is difficult to determine the amount of damages that Kaiser could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. Instead these claims incorporate by reference a blanket pleading that asserts an amount of damages in excess of the court's jurisdictional requirement (usually $50,000). Additionally, those actions which assert a specific amount of damages do not specify the amount by defendant, and Kaiser is often one of many defendants in these cases, often more than 50 defendants. Many cases have been dismissed without Kaiser paying any amount in settlement, and most other cases have been settled for a payment of less than $10,000. Occasionally, Kaiser has entered into settlements in excess of $100,000. Since the bankruptcy proceedings, approximately 176 claims have been resolved, with only 12 of those claims being resolved for a payment in excess of $100,000. Kaiser has resolved approximately 70% of these claims for less than $10,000. Most claims that settled for more than $100,000 were covered entirely, or in part, by insurance.

     To date, several, but not all, of the plaintiffs have agreed that they will not pursue Kaiser, although they have the right to pursue Kaiser's insurance coverage to the extent there is coverage. Kaiser currently believes that these claims are substantially covered by insurance coverage, and we have tendered these suits to the appropriate insurance carriers. Many, but not all, of the current asbestos claims are being accepted for defense and indemnity purposes by insurance carriers, subject to a reservation of rights. However, two insurance carriers are disputing the amount of insurance coverage with regard to the various types of asbestos claims and the extent of the participation the allocation, if any, of defense costs and damages to Kaiser. Kaiser and KSC are engaged in settlement negotiations with insurance carriers with regard to these coverage disputes and Kaiser has reserved for asbestos claims and related matters as a part of its environmental reserves. Depending upon the nature of the claims and the year of claimed exposure, Kaiser's percentage of exposure in these cases may range from 0 percent to 100 percent. However, as discussed in the section entitled "New Insurance Policy", any currently uninsured risks are now covered by a newly purchased insurance policy up to a maximum of $50 million.

     Kaiser also currently believes that it has various defenses to these claims, including, among other defenses, the discharge granted to it in connection with Kaiser Steel's bankruptcy reorganization. However, this is an evolving area of the law and it is possible that the bankruptcy discharge will not be recognized in many of the asbestos claims. Because the claims involve pre-bankruptcy activities, the

Kaiser Steel bankruptcy estate, through KSC, has been incurring defense and settlement costs, which we expect will be reimbursed in large part by insurance. If KSC is unable to fund these expenses, whether from cash reserves or from insurance proceeds, we may be obligated to fund these costs, which was part of the motivation for purchasing the new insurance policy described below. See "New Insurance Policy."

BANKRUPTCY CLAIMS

      KSC was formed for the primary purpose of pursuing certain legal actions on behalf of the former creditors of Kaiser Steel and handling the remaining administrative duties of the Kaiser Steel bankruptcy estate, including claims resolution. All litigation and bankruptcy administration costs are borne by KSC, which maintains a cash reserve from previous litigation and other recoveries to fund anticipated ongoing litigation and administration costs. Because of the minimum activities of the Kaiser Steel bankruptcy estate at this time, the Bankruptcy Court terminated its supervision over the estate in October 1996. However, the bankruptcy estate is reopened from time to time to address certain litigation matters as they arise.

     From time to time, various environmental and similar types of claims, such as the environmental and asbestos litigation mentioned above that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser. Excluding the asbestos claims, there were approximately four environmental claims made in 2000, all of which were resolved through KSC. Settlements ranged from zero to about $150,000 (in settlement of a $1 million late general unsecured creditor claim in the bankruptcy estate). In connection with the Kaiser Steel plan of reorganization, Kaiser, as the reorganized successor to Kaiser Steel, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the Kaiser Steel bankruptcy plan, if any of these claims or other similar claims are ultimately determined to survive the Kaiser Steel bankruptcy, it could have a material adverse effect on Kaiser. In particular, there is some question as to the validity of the discharge with regard to particular claims, such as asbestos claims.

     California Regional Water Quality Control Board. In the Summer of 2001, the RWQCB communicated with Kaiser that the City of Ontario is asserting that we are responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from the Mill Site Property. By way of background, in the Fall of 1993, RWQCB approved a settlement agreement resolving Kaiser's groundwater remediation obligation. The settlement agreement provided that Kaiser would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. Kaiser has satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. Kaiser has the right to commence its own investigation and to present its findings to the RWQCB before the RWQCB makes a decision on the matter. Our preliminary investigation work has been provided to the RWQCB. Kaiser believes this matter is covered under its new insurance policy that addresses, among other items, environmental matters. See "New Insurance Policy." and the section entitled "THE CONVERSION PROPOSAL - RISK FACTORS - California Regional Water Quality Control Board" of our Registration Statement on Form S-4, filed October 19, 2002.

NOTE 22.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        First        Second            Third               Fourth
                                                       Quarter       Quarter           Quarter             Quarter
                                                       -------       -------           -------             -------
2001

Resource revenues............................       $67,475,000    $     168,000    $      177,000     $    231,000

Income (loss) from operations................       $65,084,000    $    (917,000)   $     (728,000)    $ (2,291,000)

Income (loss) before income tax provision....       $65,470,000    $      95,000    $      236,000     $ (2,121,000)

Net income...................................       $48,009,000    $      70,000    $      749,000     $    196,000

Earnings per unit/share......................
   Basic                                            $      7.35    $         .01    $         0.11     $      (0.02)
   Diluted...................................       $      7.26    $         .01    $         0.11     $       0.00

2000

Resource revenues............................       $ 1,408,000    $   1,593,000    $    1,526,000     $  3,117,000

Income (loss) from operations................       $   393,000    $     745,000    $      283,000     $   (624,000)

Income (loss) before income tax provision....       $   501,000    $     793,000    $      449,000     $   (365,000)

Net income...................................       $   300,000    $     476,000    $      269,000     $ 12,298,000

Earnings per share...........................
   Basic                                            $      0.05    $        . 07    $         0.04     $       1.93
   Diluted...................................       $      0.04    $        . 07    $         0.04     $       1.84

                      KAISER VENTURES LLC AND SUBSIDIARIES

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                    Deductions
                                                                                         /
                                             Balance at         Charged to          Adjustments
            Classification                   Beginning           Costs and              from             Balance at
                                             of Period          Expenses (A)          Reserves          End of Period
---------------------------------------    ---------------    -----------------    ---------------     ----------------
Year Ended December 31, 2001
----------------------------

Allowance for losses in collection
of current accounts receivable......       $       83,000     $            --      $       49,000      $       34,000
                                           ==============     ===============      ==============      ==============

Year Ended December 31, 2000
----------------------------

Allowance for losses in collection
of current accounts receivable......       $       90,000     $            --      $        7,000      $       83,000
                                           ==============     ===============      ==============      ==============

Year Ended December 31, 1999
----------------------------

Allowance for losses in collection
of current accounts receivable......       $      303,000     $            --      $      213,000      $       90,000
                                           ==============     ===============      ==============      ==============

(A) Although the Company is continuing to bill Cucamonga at what it believes is the correct Metropolitan Water District of Southern California ("MWD") rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The lease dispute was settled as a result of the sale of the Company's investment in Fontana Union to Cucamonga in March 2001.