Form 10-Q
period 2002-03-31
KAISER VENTURES LLC
filed 2002-05-21
CIK 1144834

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 2002            Commission File Number 333-65194



                               KAISER VENTURES LLC
                               -------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                         33-0972983
-----------------------------------                   ---------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)



                    3633 East Inland Empire Blvd., Suite 850
                            Ontario, California 91764
              -----------------------------------------------------
              (Address of principal executive offices and zip code)



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

                                        Yes   X     No
                                             ---


At April 30, 2002, 6,904,299 Class A Units were outstanding including 136,919 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                         PAGE
PART I

FORWARD-LOOKING STATEMENTS ............................................     1

  Item 1.  FINANCIAL STATEMENTS .......................................  1/11

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .......................     2

FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS ................................    12

           CONSOLIDATED STATEMENTS OF INCOME ..........................    14

           CONSOLIDATED STATEMENTS OF CASH FLOWS ......................    15

           CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY ......    16

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .................    17

PART II

  Item 1.  LEGAL PROCEEDINGS ..........................................    18

  Item 2.  CHANGES IN SECURITIES ......................................    19

  Item 3.  DEFAULTS UPON SENIOR SECURITIES ............................    19

  Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ..........    19

  Item 5.  OTHER INFORMATION ..........................................    19

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................    20

SIGNATURES ............................................................    21


                        AVAILABILITY OF PREVIOUS REPORTS
                        --------------------------------

     The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company's annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764. The Form 10-K Report can also be accessed from the Company's website at www.kaiserventures.com.
----------------------

     The reader is encouraged to read this Form 10-Q Report in conjunction with the Company's 10-K Report for the period ended December 31, 2001, since the information contained herein is often an update of the information in the 10-K Report.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report, 8-K Report or press release of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser's inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                             Additional Information

     A reader of this 10-Q Report is strongly encouraged to read the entire report, together with the Company's 2001 10-K Report for background information and a complete understanding as to material developments concerning the Company.

                                   Who We Are

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


Item 1.    FINANCIAL STATEMENTS

     The Financial Statements are located at the end of Item 2., beginning on Page 11 of this Report and are incorporated herein by this reference.

                       KAIER VENTERS LLC AND SUBSICIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 Business Update

General

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

     . Approximately 5,450 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and

     . Cash and cash equivalents, and receivables of approximately $18.1 million as of March 31, 2002.

     After a series of transactions in 2000 and 2001, we had accumulated approximately $80 million in cash and had taken steps to reduce our exposure to various possible liabilities, including potential environmental and asbestos liabilities. After consideration of a number of alternatives, it was determined that converting Kaiser Inc. to a limited liability company would maximize the cash available to Kaiser Inc. stockholders, would permit current and future advantageous tax treatment to stockholders and would allow the continuation of our business in a manner that provided flexibility in realizing our investment in our remaining assets. At our November 28, 2001 annual meeting, the conversion of Kaiser Inc. into a limited liability company was approved by Kaiser Inc.'s stockholders. The conversion was accomplished by the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC being the surviving entity. The merger was effective as of 11:59 p.m. on November 30, 2001, and trading in Kaiser Inc.'s common stock ceased as of the close of business on such date. As a result of the merger, each Kaiser Inc. stockholder of record as of December 5, 2001, was entitled to receive $10.00 in cash and one Class A Unit in Kaiser LLC per share of Kaiser Inc. common stock. The Class A Units were valued at $1.50 per unit pursuant to an independent appraisal.

Eagle Mountain Landfill Project

     Background. In 1988, the Company entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop the Company's former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. The Company currently owns 80% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill

                       KAIER VENTERS LLC AND SUBSICIARIES

Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

     Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently anticipated to occur in the second quarter of 2002. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence, satisfaction of numerous contingencies and the negotiations of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

     The District has been undertaking extensive due diligence on the Landfill Project and is waiting for receipt of several items, including final land and right-of-way surveys. In addition, the parties are negotiating the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad. With the sale of the Landfill Project, the Company will continue to own more than 4,000 acres in the Eagle Mountain area, including the Eagle Mountain town site. The parties agreed to extend the closing date to no later than May 31, 2002. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that the parties will continue to extend the closing date and, if it is extended, for how long.

     Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level for a period of up to four years. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies. The District's environmental impact report for its Puente Hills landfill was approved in January 2002. However, litigation has been commenced against the District's environmental impact report for the expansion.

     The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.'s second quarter 2000 10-Q Report.

     Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County challenging the completed federal land exchange and requesting its reversal. To date, no immediate injunctive relief has been sought. These two lawsuits generally involve the same parties that were the plaintiffs in the unsuccessful state environmental impact report litigation and the unsuccessful appeals before the Interior Board of Land Appeals.

                      KAISER VENTURES LLC AND SUBSIDIARIES

     A decision in an unrelated case has the potential of having a material adverse impact on the federal land exchange litigation and thus, the Landfill Project and its pending sale. In November 2000, the Ninth Circuit U.S. Court of Appeals issued a decision which required the reversal of the completed federal land exchange for the competing Mesquite rail-haul landfill project. In the case, Desert Citizens Against Pollution v Bisson, (9th Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management ("BLM") did not properly value the land being acquired by the developer of the landfill project by not considering the land being acquired as a potential landfill. As a result of a decision in the Bisson case the plaintiffs in our federal land exchange litigation amended their respective complaints to now assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective. The BLM is currently undertaking an independent appraisal review of Kaiser's land exchange in light of the decision in the Bission case. In March 2002, the Federal District Court ruled against the Plaintiffs' motion requesting that discovery be allowed in the cases and also dismissed the suit against the National Park Service. It is anticipated that a briefing schedule will soon be agreed upon by the parties in the cases.

     Financing. During the first quarter MRC commenced and completed a private placement to its existing members resulting in commitments for $3 million funding. We committed to fund at least $2.4 million of the private placement. The funding is a payable in installments with the last installment due in January 2003.

     Risks. As is discussed in this 10-Q Report and in more detail in the Company's 2001 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which risks have increased as a result of the Ninth Circuit Courts of Appeals' decision discussed above.

West Valley Materials Recovery and Transfer Station

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

     Phase 1 of the West Valley MRF, which included a 62,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services was built and equipped in 1997 for a total cost of approximately $10.3 million. Phase 2 of the West Valley MRF was completed in 2001 and increased the processing facility by an additional 80,000 square feet and included the installation of new recycling lines that increased the capacity of the facility to approximately 5,000 tons per day. Phase 2 was completed for a total approximate cost of $11 million. During the first quarter of 2002 West Valley MRF processed approximately 14,000-15,000 tons of municipal solid waste per week.

                      KAISER VENTURES LLC AND SUBSIDIARIES

     As part of our continuing strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of optimizing value for our members. The West Valley MRF currently generates sufficient cash flow to fund its cost of operations and does not require additional investment by Kaiser to operate. Furthermore, the West Valley MRF should generate sufficient cash distributions to cover a majority of Kaiser LLC's foreseeable general and administrative costs.


                                OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

     The Company's revenues from ongoing operations are generally derived from the development of the Company's long-term projects. Revenues from water resources represent payments under the lease of the Company's interest in FUWC to Cucamonga. However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company's interest in FUWC to Cucamonga. Income from equity method investments reflect Kaiser's share of income related to its investment in the West Valley MRF.

Interim Activities (net)

     Revenues from interim activities are generated from various short-term activities that are not material to the Company's ongoing operations.

Summary of Revenue Sources

     Due to the developmental nature of certain Company projects and the Company's recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See "Part I, Item 1. BUSINESS" for a discussion of recent material events affecting the Company's revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2002 and 2001

     An analysis of the significant components of the Company's resource revenues for the quarters ended March 31, 2002 and 2001 follows:

                      KAISER VENTURES LLC AND SUBSIDIARIES

                                                                2002             2001        % Inc. (Dec)
                                                                ----             ----        ------------
       Ongoing Operations

          Gain on Sale of FUWC Stock                      $          ---    $   65,171,000        (100%)
          Water Resource                                             ---           295,000        (100%)
          Gain on sale of California Mines                           ---         1,756,000        (100%)
          Deferred gain on Mill Site land sales                   27,000            27,000         ---%
          Income from equity method investment in
            West Valley MRF, LLC                                 247,000           257,000          (4%)
                                                          --------------    --------------    ----------

            Total ongoing operations                             274,000        67,506,000         (99%)
                                                          --------------    --------------    -----------

       Interim Activities Net Income (Loss) (net)

          Lease, service and other                                 5,000           (31,000)         N/A
                                                          --------------    ---------------   -----------

            Total resource revenues                       $      279,000    $   67,475,000         (99%)
                                                          ==============    ==============    ===========

     Resource Revenues. Total resource revenues for the first quarter of 2002 were $279,000, compared to $67,475,000 for 2001. Revenues from ongoing operations decreased 99% for the quarter to $274,000 from $67,506,000 in 2001, while interim activities (net of related expenses) improved to net revenue of $5,000 from a net loss of $31,000 in 2001.

     Ongoing Operations. During the first quarter of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $0 during the first quarter of 2002 compared to $295,000 for 2001. The absence of water lease revenues during the first quarter of 2002 reflects the sale of the Company's investment in its FUWC stock which closed March 6, 2001.

     During the first quarter of 2001, the Company sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000. The Company also recognized deferred gain of $27,000 from the sales of certain Mill Site properties in 1997 and 1999, in the first quarters of 2002 and 2001.

     Income from equity method investments decreased by $10,000 to $247,000 due to lower equity income from the WVMRF during the first quarter of 2002 compared to $257,000 recorded for the same period 2001. This decrease in equity income in the West Valley MRF is mainly due to: (a) increased repairs and maintenance on rolling stock ($64,000 or 66%); (b) an increase in depreciation expense due to the facility expansion being completed in May 2001 ($112,000 or 79%); being partially offset by a 7% increase in volume or $166,000.

     Interim Activities Net Income (Loss) (net). Interim activities net of expenses for the first quarter of 2002 reported net income of $5,000 compared to a net expense of $31,000 for the same period in 2001. This turnaround in interim activities (net) is only temporary and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project which will be concluded during the second quarter of 2002 ($74,000). This net increase is being partially offset by lower net operating revenue at the California Mines which were sold in February 2001 ($37,000). Additionally, the California State budget presented by Governor Davis in early 2002, did not include funding for certain private prisons, such as the one run by Management Training Corporation ("MTC") in part of the Eagle Mountain Townsite. This budget is currently being reviewed by the California State Legislature and if funding is not restored the Company's lease with

                      KAISER VENTURES LLC AND SUBSIDIARIES

MTC will terminate as soon as practicable after June 30, 2002. This lease termination will in all likelihood result in the mothballing and closure of the Eagle Mountain Townsite by year-end at an anticipated cost of $500,000.

     Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue. Total resource operating costs for the first quarter of 2002 decreased to $0 from $42,000 in 2001. This decrease was due to a decrease in the lease commission and outside legal costs associated with the CCWD lease and CCWD lease rate dispute due to the sale of the Company's investment in its FUWC stock on March 6, 2001.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2002 decreased 62% to $886,000 from $2,349,000 for 2001. The decrease is primarily due to non-cash variable stock option accounting ($1,155,000), the exercise of nonqualified stock options ($195,000) in the first quarter of 2001, and lower professional and outside consulting expenses ($100,000) in the first quarter of 2002.

     Net Interest Income. Net interest income for the first quarter of 2002 was $185,000 compared to $386,000 in 2001. The change was due primarily to: (a) an decrease in interest income ($230,000) due to lower cash and investment balances and a decrease in interest expense ($29,000) associated with the Company's $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company's sale of its FUWC stock (the collateral for the debt).

     Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $422,000 for the first quarter of 2002, versus income of $65,470,000 recorded in 2001. Subsequent to the Company's conversion into an LLC, the Company is taxed as a partnership and thus, the Company's results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability $12,590), there are no income taxes imposed directly on the Company. An income tax provision of $2,000 was recorded in the first quarter of 2002 compared to $17,461,000 for 2001.

     Net Income. For first quarter of 2002, the Company reported a net loss of $424,000, or $0.06 per unit, versus net income of $48,009,000, or $7.35 per share, reported for 2001.

                               FINANCIAL POSITION

     Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $770,000 to $15,619,000 at March 31, 2002 from $16,389,000 at December 31, 2001. Included in cash and cash equivalents is $2,250,000 and $1,387,000 held solely for the benefit of MRC at March 31, 2002 and December 31, 2001, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the payment of year-end accruals of $1,273,000; (b) capital expenditures of $539,000; and (c) an operating loss of $424,000. These cash uses were mostly offset by receipt of an income tax receivable of $1,182,000 and a distribution from the West Valley MRF of $250,000.

     Working Capital. During the first quarter of 2002, current assets decreased $2.0 million to $16.8 million, while current liabilities decreased $1.2 million to $1.6 million. The decrease in current assets resulted primarily from the $770,000 decrease in cash and cash equivalents and a $1.2 million decline in income tax receivable. The decrease in current liabilities resulted primarily from the payment of

                      KAISER VENTURES LLC AND SUBSIDIARIES

year-end accruals ($1.2 million). Included in current liabilities as of March 1, 2002 is $218,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 2002 by $800,000 to $15.2 million at March 31, 2002.

     Investments. There was a $3,000 decrease in the Company's investment in the WVMRF during the first quarter of 2002 due to the Company's recording of its equity share of income during the period, being completely offset by a $250,000 cash distribution. Our investment in the Eagle Mountain Landfill increased $593,000 during the first quarter of 2002 due to continuing landfill development activities.

     Other Assets. The decrease in other assets ($154,000) is related to decreases in notes receivable due to the receipt of recurring payments ($82,000), and an increase in accumulated depreciation as of March 31, 2002 ($72,000).

     Environmental Remediation. As of March 31, 2002, based upon current information, we estimate that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million. However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $4.0 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized, as an asset, separately from the related liability.

     Long-term Liabilities. The decrease in other long-term liabilities is primarily due to a decrease in accrued liabilities ($67,000) and the recognition of deferred gains on real estate sales ($27,000).

     Minority Interest and Other Liabilities. As of March 31, 2002, the Company has recorded $5,479,000 of minority interest relating to the approximately 19% ownership interest in MRC the Company does not own.

     Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

                                Business Outlook

     The statements contained in this Business Outlook, as well as in Part I.
Item 1. BUSINESS, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-Q Report, these statements are forward-looking and, therefore, actual results may differ materially. See the Company's disclosure regarding forward-looking statements in the section entitled "Forward-Looking Statements" above.

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

                      KAISER VENTURES LLC AND SUBSIDIARIES

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

     In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the expansion of the facility's capacity from 2,000 to 5,000 tons per day. The expanded facility is now operational. The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes, and on the future construction of any competing facilities.

     As part of our strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of maximizing value for our stockholders. The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us to operate. Furthermore, the West Valley MRF should continue to generate sufficient cash distributions to the Company which will help cover future general and administrative costs.

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

                      KAISER VENTURES LLC AND SUBSIDIARIES

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

     Sale of Miscellaneous Properties. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facility.

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

Cash Maximization Strategy

     We have been developing the assets we received out of the Kaiser Steel bankruptcy and then selling them at such time as we believe we can optimize value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.'s stockholders. In continuing this strategy, our current plans include:

     . To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation. Although the closing with the District is currently scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. Also, due to the status of the Districts' due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date may be delayed further. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See "Part I. - Items 2. Eagle Mountain Landfill Project and Sale of Landfill Project";

     . To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize stockholder value through a sale or other alternative transaction;

     . To sell our remaining miscellaneous assets such as surplus property in Southern California; and

     .    To further reduce our general and administrative expenses.

                      KAISER VENTURES LLC AND SUBSIDIARIES

     Conversion. In November 2001, the stockholders of Kaiser Inc. overwhelmingly approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between the Kaiser Inc. and Kaiser LLC. In this conversion, Kaiser Inc.'s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc.

     Insurance. In furtherance of one of the goals of the Cash Maximization Strategy, we purchased an insurance policy effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for our ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate, for defense and indemnity, with no deductible or self-insured retention. The policy is designed to providecoverage in excess of our existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against us. The policy is specifically intended to supplement our previously existing coverage for our known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and we paid the balance of approximately $3.8 million.

FINANCIAL STATEMENTS

            [THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

                      KAISER VENTURES LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                      as of

                                                                March 31,          December 31,
                                                                  2002                2001
                                                                  ----                ----
                                                              (Unaudited)
ASSETS

Current Assets
     Cash and cash equivalents ............................  $    15,619,000    $    16,389,000
     Accounts receivable and other, net of allowance
       for doubtful accounts of $34,000 ...................          153,000            173,000
     Income tax receivable ................................          722,000          1,904,000
     Notes receivable .....................................          337,000            337,000
                                                             ---------------    ---------------
                                                                  16,831,000         18,803,000
                                                             ---------------    ---------------
Eagle Mountain Landfill Investment ........................       26,244,000         25,651,000
                                                             ---------------    ---------------
Investment in West Valley MRF .............................        3,885,000          3,888,000
                                                             ---------------    ---------------
Land and improvements .....................................        2,503,000          2,503,000
                                                             ---------------    ---------------

Other Assets
     Notes Receivable .....................................        1,266,000          1,348,000
     Unamortized environmental insurance premium ..........        3,800,000          3,800,000
     Buildings and equipment (net) ........................        1,145,000          1,217,000
                                                             ---------------    ---------------
                                                                   6,211,000          6,365,000
                                                             ---------------    ---------------
Total Assets ..............................................  $    55,674,000    $    57,210,000
                                                             ===============    ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                      as of

                                                     March 31,          December 31,
                                                       2002                2001
                                                       ----                ----
                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable .............................  $       274,000    $       278,000
   Accrued liabilities ..........................        1,306,000          2,521,000
                                                   ---------------    ---------------

                                                         1,580,000          2,799,000
                                                   ---------------    ---------------

Long-term Liabilities
   Deferred gain on sale of real estate .........          562,000            589,000
   Accrued liabilities ..........................          267,000            334,000
   Environmental remediation ....................        4,000,000          4,000,000
                                                   ---------------    ---------------
                                                         4,829,000          4,923,000
                                                   ---------------    ---------------
Total Liabilities ...............................        6,409,000          7,722,000
                                                   ---------------    ---------------
Minority Interest ...............................        5,479,000          5,280,000
                                                   ---------------    ---------------

Commitments and Contingencies

Members' Equity
   Class A units; issued and outstanding
    6,904,299 and 6,901,299, respectively .......       43,786,000         44,208,000
   Class B units; issued and outstanding
    751,956 .....................................              ---                ---
   Class C units; issued and outstanding
    952 and 0 ...................................              ---                ---
   Class D units; issued and outstanding
    48 and 0 ....................................              ---                ---
                                                   ---------------    ---------------
Total Members' Equity ...........................       43,786,000         44,208,000
                                                   ---------------    ---------------
Total Liabilities and Members' Equity ...........  $    55,674,000    $    57,210,000
                                                   ===============    ===============


The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       for the Three Months Ended March 31
                                   (Unaudited)

                                                                        2002             2001
                                                                        ----             ----
Resource Revenues
  Ongoing Operations
     Gain on sale of FUWC .......................................    $       ---      $65,171,000
     Water resource .............................................            ---          295,000
     Gain on Sale of California Mines ...........................            ---        1,756,000
     Deferred gain on Mill Site land sales ......................         27,000           27,000
     Income from equity method investment in the
       West Valley MRF, LLC .....................................        247,000          257,000
                                                                     -----------      -----------
         Total ongoing operations ...............................        274,000       67,506,000
                                                                     -----------      -----------
  Interim Activities Net Income (Loss) ..........................          5,000          (31,000)
                                                                     -----------      -----------
         Total resource revenues ................................        279,000       67,475,000
                                                                     -----------      -----------
Resource Operating Costs ........................................            ---           42,000
                                                                     -----------      -----------
Income from Resources ...........................................        279,000       67,433,000

Corporate General and Administrative Expenses
  Corporate overhead expenses, excluding stock based
     compensation and stock option repricing expenses ...........        886,000          999,000
  Stock based compensation expense ..............................            ---          195,000
  Stock option repricing expense ................................            ---        1,155,000
                                                                     -----------      -----------
                                                                         886,000        2,349,000
                                                                     -----------      -----------

(Loss) Income from Operations ...................................       (607,000)      65,084,000

Net interest income .............................................       (185,000)        (386,000)
                                                                     -----------      -----------

(Loss) Income before Income Tax Provision .......................       (422,000)      65,470,000

Income tax provision ............................................          2,000       17,461,000
                                                                     -----------      -----------

Net (Loss) Income ...............................................    $  (424,000)     $48,009,000
                                                                     ===========      ===========

Basic (Loss) Income Per Unit/Share ..............................    $     (0.06)     $      7.35
                                                                     ===========      ===========

Diluted (Loss) Income Per Unit/Share ............................    $     (0.06)     $      7.26
                                                                     ===========      ===========

Basic Weighted Average Number of Units/Shares Outstanding .......      6,904,000        6,535,000

Diluted Weighted Average Number of Units/Shares Outstanding .....      6,924,000        6,612,000

The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the Three Months Ended March 31
                                   (Unaudited)

                                                                                       2002                      2001
                                                                                       ----                      ----
Cash Flows from Operating Activities
    Net (loss) income ........................................................     $   (424,000)             $ 48,009,000
    (Income) from equity method investments ..................................         (247,000)                 (257,000)
    Gain on sale of FUWC Stock ...............................................               --               (65,171,000)
    Gain on sale of California Mines .........................................               --                (1,756,000)
    Deferred tax expense .....................................................               --                12,860,000
    Stock based compensation expense .........................................               --                   159,000
    Stock option repricing ...................................................               --                 1,155,000
    Depreciation and amortization ............................................           72,000                    69,000
    Allowance for doubtful accounts ..........................................               --                        --
    Mill Site deferred gain realized .........................................          (27,000)                  (27,000)
    Changes in assets:
      Receivables and other ..................................................           20,000                 2,010,000
      Income tax receivable ..................................................        1,182,000                        --
    Changes in liabilities:
      Current liabilities ....................................................       (1,273,000)                 (461,000)
      Income taxes payable ...................................................               --                 4,379,000
      Long-term accrued liabilities ..........................................          (67,000)                 (124,000)
                                                                                   ------------              ------------

    Net cash flows from operating activities .................................         (764,000)                  845,000
                                                                                   ------------              ------------
Cash Flows from Investing Activities
    Proceeds from the sale of FUWC Stock .....................................               --                81,783,000
    Proceeds from the sale of the California Mines ...........................               --                   726,000
    Minority interest ........................................................          199,000                        --
    Distribution from West Valley MRF ........................................          250,000                        --
    Note receivable collections ..............................................           82,000                    39,000
    Capital expenditures .....................................................         (539,000)                 (365,000)
    Environmental remediation expenditures ...................................               --                    (9,000)
                                                                                   ------------              ------------

    Net cash flows from investing activities .................................           (8,000)               82,174,000
                                                                                   ------------              ------------

Cash Flows from Financing Activities
    Issuance of Class A units/common stock ...................................            2,000                   119,000
                                                                                   ------------              ------------

    Net cash flows from financing activities .................................            2,000                   119,000
                                                                                   ------------              ------------

Net Changes in Cash and Cash Equivalents .....................................         (770,000)               83,138,000

Cash and Cash Equivalents at Beginning of Year ...............................       16,389,000                10,097,000
                                                                                   ------------              ------------

Cash and Cash Equivalents at End of Quarter ..................................     $ 15,619,000              $ 93,235,000
                                                                                   ============              ============

The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                    for the Three Months Ended March 31, 2002
                                   (Unaudited)

                                              Class A        Members'
                                               Units          Equity
                                            ------------   ------------

          Balance at December 31, 2001         6,901,299   $ 44,208,000

             Issuance of
               Class A units .........             3,000          2,000

             Net Loss ................                --       (424,000)
                                            ------------   ------------

          Balance at March 31, 2002            6,904,299   $ 43,786,000
                                            ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.    BASIS OF PRESENTATION

     The unaudited, consolidated financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at March 31, 2002, and results of operations and cash flows for the three month periods ended March 31, 2002 and 2001.

     New Accounting Pronouncement. Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of long-lived assets and for the disposition of a segment of a business. The adoption of FAS 144 did not have an effect on the Company's results of operations or financial condition and is effective for fiscal years beginning after December 15, 2001.

Note 2.    SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended March 31, 2001, the Company sold its California Mine Property for $2 million, $700,000 cash at closing and $1.3 million in the form of a note receivable secured by the real estate.

     During the three months ended March 31, 2001 the Company had 44,833 stock options exercised on a net basis. These transactions resulted in the Company receiving 30,146 shares of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

Note 3.    COMMITMENTS AND CONTINGENCIES

     Environmental Contingencies. As of March 31, 2002, based upon current information, we estimate that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million. However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $4.0 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized separately from the related liability.

                      KAISER VENTURES LLC AND SUBSIDIARIES

Note 4.    EQUITY

     During the first quarter of 2002, the Company issued Class C and D units to certain officers and terminated the Long-Term Incentive Plan ("TIP") as to future unearned payments that could have been payable to the Company's executive officers. Payments to holders of the Class C and D units will only be paid upon the monetization of the Company's major assets. Payments, if any, will be made under a formula that replicates the amount that would have been paid under the TIP if it had been continued. Class C and D units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable.

                                     PART II

Item 1.    LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K Report for 2001, the Company is engaged in certain claims and litigation. Except as noted below, there were no material developments in any legal proceeding in the first quarter.

     Product Liability Litigation. On March 22, 2002, we received a complaint in the mail captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02). In summary, the allegations are that Kaiser Steel Corporation or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana. It is further alleged that such portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline which caused damage to the plaintiffs' respective interests in land and that there were business interruption damages to certain of the plaintiffs. No amount of damages has been pled. Based upon the complaint, it appears that plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or manufactured the pipe in the ruptured section of the pipeline. We have confirmed with plaintiffs' legal counsel that the lawsuit was filed against several current or former steel companies because of statute of limitation concerns since plaintiffs have not yet made a final determination of who manufactured the pipe that ruptured. Kaiser Inc. and Kaiser LLC were also named as defendants in the lawsuit. If Kaiser should remain in this case, we will vigorously defend the lawsuit.

     Slemmer Litigation. On March 28, 2002, we were served with a complaint captioned Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856). The defendants in the lawsuit are Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water and individuals serving on the Board of Directors of Fontana Union Water Company. In summary, plaintiffs allege that they are the owners of 175 shares of the stock of Fontana Union Water Company, a mutual water company, and that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law. Among other things, plaintiffs have requested $25,000,000 in damages and the trebling of such damages under California law. We believe that the suit against us is totally without merit and we will vigorously defend the lawsuit.

                      KAISER VENTURES LLC AND SUBSIDIARIES

Item 2.    CHANGES IN SECURITIES

     Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.    OTHER INFORMATION

ANNUAL MEETING MATTERS AND AVAILABILITY OF INFORMATION

     Since we had our last annual meeting on November 28, 2001, we will not need to have another annual meeting until the Spring of 2003. Accordingly, we will not be preparing or distributing an annual report or proxy for 2001.

     In addition, in an effort to reduce our overhead costs we will be posting all 10-K Reports, 10-Q Reports, press releases and other information on our website at www.kaiserventures.com. You will be able to download and print any such materials from that website.

TERMINATION OF LONG-TERM TRANSACTION INCENTIVE PLAN

     As more completely described in the Company's Form 10-K Report for the period ended December 31, 2001, effective January 1, 2002, the Company terminated the Company's Long-Term Transaction Incentive Plan ("TIP") as to future unearned payments that could be payable to the Company's executive officers. In lieu of the TIP, the Company issued Class C and Class D Units as set forth below. The Class C and Class D Units are designed to replicate the payments that would have been received under the TIP if it had continued.

        PARTICIPATING OFFICER          CLASS C UNITS       CLASS D UNITS
      --------------------------------------------------------------------

           Rick Stoddard                    400
           Terry Cook                       240
           James Verhey                     160
           Anthony Silva                     72                 48
           Paul Shampay                      80

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           A.     Exhibits
                  --------

           None.

           B.     Reports on Form 8-K
                  -------------------

           None.

            [THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]
            ---------------------------------------------------------

                      KAISER VENTURES LLC AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KAISER VENTURES INC.



Dated:  May 2, 2002                         /s/ James F. Verhey
                                            ---------------------------
                                            James F. Verhey
                                            Principal Financial Officer