Form 10-Q
period 2002-06-30
KAISER VENTURES LLC
filed 2002-08-05
CIK 1144834

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 2002             Commission File Number 333-65194



                               KAISER VENTURES LLC
                               -------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                       33-0972983
--------------------------------------                 -----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)



                    3633 East Inland Empire Blvd., Suite 480
                            Ontario, California 91764
              -----------------------------------------------------
              (Address of principal executive offices and zip code)



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

                                    Yes  X  No
                                        ---    ---


At July 30, 2002, 6,911,799 Class A Units were outstanding including 136,919 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                        PAGE
PART I

FORWARD-LOOKING STATEMENTS .......................................        1

  Item 1.   FINANCIAL STATEMENTS .................................      1/14

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ................        2

FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS ..........................       15

            CONSOLIDATED STATEMENTS OF OPERATIONS ................       17

            CONSOLIDATED STATEMENTS OF CASH FLOWS ................       18

            CONSOLIDATED STATEMENTS OF CHANGES IN
              MEMBERS' EQUITY ....................................       19

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........       20

PART II

  Item 1.   LEGAL PROCEEDINGS ....................................       22

  Item 2.   CHANGES IN SECURITIES ................................       22

  Item 3.   DEFAULTS UPON SENIOR SECURITIES ......................       22

  Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS ....       22

  Item 5.   OTHER INFORMATION ....................................       23

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K .....................       23

SIGNATURES .......................................................       24

                        AVAILABILITY OF PREVIOUS REPORTS

     The Company will furnish without charge, to each unitholder, upon written request of any such person, a copy of the Company's annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Form 10-K Report can also be accessed from the Company's website at www.kaiserventures.com.

     The reader is encouraged to read this Form 10-Q Report in conjunction with the Company's Form 10-K Report for the period ended December 31, 2001, and the Company 2002 First Quarter Form 10-Q Report since the information contained herein is often an update of the information in such reports.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report, 8-K Report or press release of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser's inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on the landfill project; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                             Additional Information

     A reader of this 10-Q Report is strongly encouraged to read the entire report, together with the Company's 2001 Form 10-K Report and 2002 First Quarter Form 10-Q Report for background information and a complete understanding as to material developments concerning the Company.

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


Item 1.    FINANCIAL STATEMENTS

     The Financial Statements are located at the end of Item 2, beginning on Page 14 of this Report and are incorporated herein by this reference.

                      KAISER VENTURES LLC AND SUBSIDIARIES

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

     . Approximately 5,450 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and

     . Cash and cash equivalents, short-and long-term investments and current receivables of approximately $15.5 million as of June 30, 2002, a substantial portion of which are maintained for ongoing and anticipated future activities of Kaiser.

     At the November 28, 2001 annual meeting of Kaiser Inc. stockholders, the conversion of Kaiser Inc. into a limited liability company was approved. The conversion was accomplished by the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC being the surviving entity. The merger was effective as of 11:59 p.m. on November 30, 2001, and trading in Kaiser Inc.'s common stock ceased as of the close of business on such date. As a result of the merger, each Kaiser Inc. stockholder of record as of December 5, 2001, was entitled to receive $10.00 in cash and one Class A Unit in Kaiser LLC per share of Kaiser Inc. common stock. The Class A Units were valued as of the date of the merger at $1.50 per unit pursuant to an independent appraisal.

Eagle Mountain Landfill Project

     Background. In 1988, we entered into a 100-year lease agreement (the "MRC Lease") with MRC. MRC is seeking to develop a substantial portion of our former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill (the "Landfill Project"). We currently own 80% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail-haul landfill. The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

                      KAISER VENTURES LLC AND SUBSIDIARIES

     Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions ("Landfill Project Sale Agreement") with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million. The exact timing of any initial closing is currently unknown. In addition, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District's due diligence, satisfaction of numerous contingencies and the negotiations of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project's permits to the District and obtaining all necessary consents to the transaction. We agreed to vote our interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

     The District has been undertaking extensive due diligence on the Landfill Project and is waiting for receipt of several items, including final land and right-of-way surveys. In addition, the parties are negotiating the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad. After the sale of the Landfill Project, Kaiser will continue to own more than 4,000 acres in the Eagle Mountain area, including the Eagle Mountain town site. The parties agreed to extend the closing date to September 30, 2002. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that the parties will continue to extend the closing date and, if it is extended, for how long.

     Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level for a period of up to four years. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District's Puente Hills landfill for its remaining 10 years of capacity. Receipt by MRC of any portion or all the purchase price, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies. The District's environmental impact report for its Puente Hills landfill was approved in January 2002. However, litigation has been commenced against the District's environmental impact report for the expansion.

     The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.'s second quarter 2000 Form 10-Q Report.

     Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County challenging the completed federal land exchange and requesting its reversal. To date, no immediate injunctive relief has been sought. These two lawsuits generally involve the same parties that were the plaintiffs in the unsuccessful litigation regarding the state environmental impact report litigation and the unsuccessful appeals before the Interior Board of Land Appeals. In March 2002, the Federal District Court ruled against the Plaintiffs' motion requesting that discovery be allowed in the cases and also dismissed the

                      KAISER VENTURES LLC AND SUBSIDIARIES

suit against the National Park Service. Briefing is currently underway in this litigation with the final brief due in the fourth quarter of 2002.

     As discussed in previous reports, a decision in an unrelated case (Desert Citizens Against Pollution v Bisson, (9th Circuit Court of Appeals, Case No. 97-55429)), has the potential of having a material adverse impact on the federal land exchange litigation and consequently, the Landfill Project and its pending sale. In that case, the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management ("BLM") did not properly value the land being acquired by the developer of the Mesquite landfill project by not considering the land being acquired as a potential landfill. As a result of this decision, the plaintiffs in MRC's federal land exchange litigation amended their respective complaints to now assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective. The BLM is currently undertaking an independent appraisal review of Kaiser's land exchange in light of the decision in the Bission case.

     Risks. As is discussed in this Form 10-Q Report and in more detail in the Company's 2001 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project, including the competition represented by the Mesquite rail-haul landfill project, which the District has also agreed to purchase. The District has entered into an agreement to purchase the Mesquite rail-haul landfill on what management understands to be substantially similar terms. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which risks have increased as a result of the Ninth Circuit Courts of Appeals' decision discussed above.

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

     West Valley MRF has the capacity and the permits to process up to 5,000 tons of municipal solid waste per day. During the second quarter of 2002 West Valley MRF processed, on average, approximately 3,000 tons per day or 14,000-15,000 tons per week of municipal solid waste.

     As part of our continuing strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of optimizing value for our members. The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by Kaiser to operate. Furthermore, the West Valley MRF should generate sufficient cash distributions to cover a significant portion of Kaiser LLC's foreseeable general and administrative costs.

Eagle Mountain Townsite

     A portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California. As reported in our Form 10-K Report for

                      KAISER VENTURES LLC AND SUBSIDIARIES

2001, there is a continuing concern that funding for private prisons may be discontinued due to State of California budgetary pressures. While funding for private prisons was initially eliminated in California's 2002 - 2003 state budget, we understand that it currently is the intent of the California legislature to restore funding for one year. However, since the 2002-2003 budget for the State of California has not been passed and signed into law by the Governor of California as of the filing of this Form 10-Q Report, there is no assurance that funding will actually be restored. Accordingly, the Company is extending the current lease with the prison operator on a month to month basis and is deferring the rent payable under the lease. If funding for the private prison fails to materialize, we will not be paid rent after June 30, 2002. Even if there should be funding for the private prison in California's 2002-2003 budget, there is no assurance that funding for the private prison at the Eagle Mountain Townsite will continue beyond one year. However, if funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly curtail its remaining Eagle Mountain operations and staffing and record a reserve for the cost of such a curtailment.

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

Interim Activities (net)

     Revenues from interim activities are generated from various short-term activities that historically are not material to the Company's ongoing operations.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2002 and 2001

     An analysis of the significant components of the Company's resource revenues for the quarters ended June 30, 2002 and 2001 follows:

                      KAISER VENTURES LLC AND SUBSIDIARIES

                                                               2002              2001          % Inc. (Dec)
                                                               ----              ----          ------------
       Ongoing Operations
          Deferred gain on Mill Site land sales ......            27,000            26,000           4%
          Income from equity method investment in
            West Valley MRF, LLC .....................           355,000           217,000          64%
                                                          --------------    --------------   ----------

            Total ongoing operations .................           382,000           243,000          57%
                                                          --------------    --------------   ----------
       Interim Activities Net Loss
          Lease, service and other ...................           (65,000)          (75,000)         13%
                                                          ---------------   ---------------  ----------

            Total resource revenues ..................    $      317,000    $      168,000          89%
                                                          ==============    ==============   ==========

     Resource Revenues. Total resource revenues for the second quarter of 2002 were $317,000, compared to $168,000 for 2001. Revenues from ongoing operations increased 57% for the quarter to $382,000 from $243,000 in 2001, while interim activities (net of related expenses) improved to a net expense of $65,000 from a net expense of $75,000 in 2001.

     Ongoing Operations. The Company recognized deferred gain of $27,000 and $26,000, respectively, in the second quarters of 2002 and 2001 from the sales of certain Mill Site properties that took place in 1997 and 1999.

     Income from equity method investments increased by $138,000 to $355,000 due to higher equity income from the WVMRF during the second quarter of 2002 compared to $217,000 recorded for the same period 2001. This increase in equity income in the West Valley MRF is mainly due to a 6% increase in volume of waste processed at the WVMRF ($216,000) being partially offset by an increase in depreciation expense due to the facility expansion being completed in May 2001 ($72,000).

     Interim Activities Net Loss. Interim activities net of expenses for the second quarter of 2002 reported a net expense of $65,000 compared to a net expense of $75,000 for the same period in 2001. This reduction in interim activities expense (net) is only temporary and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project which was concluded during the second quarter of 2002 ($27,000). This net increase is being partially offset by lower net operating revenue at the California Mines which were sold in February 2001 ($37,000).

     In November 2000, the voters of California passed Proposition 36 entitled, "The Substance Abuse and Crime Prevention Act" which allowed certain individuals convicted of certain drug offenses to enter a treatment program instead of prison. A benefit of this law was to help reduce the demand for prison cells in California. In February 2002, with a projected deficit of over $20 billion, California's Governor proposed a budget for the fiscal year beginning in July 2002, that did not contain funding for privately run prisons in the state. After hearings in the legislature, the California Senate determined a need for the private prisons to still exist and passed a budget bill containing funding for all privately run prisons through June 2003. However, as of the filing of this Form 10-Q Report, a budget bill has not been passed and signed into law. If funding for private prisons is not retained in California's final budget, the Company's lease with MTC will terminate as soon as practicable after June 30, 2002. This lease termination will likely result in the mothballing and closure of the entire Eagle Mountain Townsite by year-end at an anticipated cost of $500,000 to $1.0 million. The Company is extending the current lease on a month-to-month basis and is deferring payment of rent under the lease. If funding for private prisons is discontinued, the Company will not be paid rent after June 30, 2002.

                      KAISER VENTURES LLC AND SUBSIDIARIES

     Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue. Previously these costs consisted of lease commission expense and outside legal costs associated with the CCWD lease. These expenses terminated with the sale of the Company's investment in its FUWC stock on March 6, 2001.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2002 decreased 38% to $675,000 from $1,085,000 for 2001. This decrease is primarily due to lower non-cash variable stock option accounting ($117,000) and lower professional and outside consulting expenses ($390,000) being partially offset by the elimination of a previously established reserve during the second quarter of 2001 ($100,000). This reserve was established for certain assets that were sold in the first quarter of 2001, and thus was determined to be unnecessary and was reversed against general and administrative expenses.

     Net Interest Income. Net interest income for the second quarter of 2002 was $92,000 compared to $1,012,000 in 2001. This change was due primarily to an decrease in interest income ($924,000) due to lower cash and investment balances.

     Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $266,000 for the second quarter of 2002, versus income of $95,000 recorded in 2001. Subsequent to the Company's conversion into an LLC, the Company is taxed as a partnership and thus, the Company's results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability $12,590), there are no income taxes imposed directly on the Company. An income tax provision of $1,000 was recorded in the second quarter of 2002 compared to $25,000 for 2001.

     Net Income. For second quarter of 2002, the Company reported a net loss of $267,000, or $0.04 per unit, versus net income of $70,000, or $0.01 per share, reported for 2001.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2002 and 2001

     An analysis of the significant components of the Company's resource revenues for the six months ended June 30, 2001 and 2000 follows:

                                                                2002             2001       % Inc. (Dec)
                                                                ----             ----       ------------
       Ongoing Operations
          Gain on Sale of FUWC Stock .................    $          ---    $   65,171,000        (100%)
          Water resource .............................               ---           295,000        (100%)
          Gain on sale of California mines ...........               ---         1,756,000        (100%)
          Deferred gain on Mill Site land sales ......            53,000            53,000         ---%
          Income from equity method investment in
            West Valley MRF, LLC .....................           602,000           474,000          27%
                                                          ---------------   ---------------  -----------

            Total ongoing operations .................           655,000        67,749,000         (99%)
                                                          ---------------   ---------------  -----------
       Interim Activities Net Loss
          Lease, service and other ...................           (59,000)         (106,000)         44%
                                                          ---------------   ---------------  -----------

            Total resource revenues ..................    $      596,000    $   67,643,000         (99%)
                                                          ===============   ===============  ===========

                      KAISER VENTURES LLC AND SUBSIDIARIES


     Resource Revenues. Total resource revenues for the first six months of 2002 were $596,000, compared to $67,643,000 for 2001. Revenues from ongoing operations decreased 99% for the six months to $655,000 from $67,749,000 in 2001, while interim activities (net of related expenses) improved to net expense of $59,000 from a net expense of $106,000 in 2001.

     Ongoing Operations. During the first six months of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Water lease revenues under the Company's 102-year take-or-pay lease with Cucamonga were $0 during the first six months of 2002 compared to $295,000 for 2001. The absence of water lease revenues during the first six months of 2002 reflects the sale of the Company's investment in its FUWC stock which closed March 6, 2001.

     During the first six months of 2001, the Company sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000. The Company also recognized deferred gain of $53,000 from the sales of certain Mill Site properties in 1997 and 1999, in the first six months of 2002 and 2001.

     Income from equity method investments increased by $128,000 to $602,000 due to higher equity income from the WVMRF during the first six months of 2002 compared to $474,000 recorded for the same period 2001. This increase in equity income in the West Valley MRF is mainly due to a 7% increase in volume of waste processed at the WVMRF ($502,000), being partially offset by increases in: (a) depreciation expense due to the facility expansion being completed in May 2001 ($184,000); (b) increased repairs and maintenance on rolling stock ($80,000); and (c) other operational and overhead expenses ($98,000).

     Interim Activities Net Loss. Interim activities net of expenses for the first six months of 2002 reported a net expense of $59,000 compared to a net expense of $106,000 for the same period in 2001. This reduction in interim activities expense (net) is only temporary and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project which was concluded during the second quarter of 2002 ($97,000). This net increase is being partially offset by lower net operating revenue at the California Mines which were sold in February 2001 ($37,000).

     As discussed in "Results of Operations - Analysis for the Quarters ended June 30, 2002 and 2001 - Interim Activities Net Loss" on Page 6 of this Form 10-Q Report, continued funding for private prisons by the State of California is in jeopardy. If funding for private prisons is not retained in California's final budget for 2002-2003, the Company's lease with MTC will terminate as soon as practicable after June 30, 2002. This lease termination will likely result in the mothballing and closure of the entire Eagle Mountain Townsite by year-end at an anticipated cost of $500,000 to $1.0 million. Rents after June 30, 2002, are being deferred until funding for private prisons is restored. If funding for private prisons is discontinued, the Company will not be paid rent after June 30, 2002.

     Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue. Total resource operating costs for the first six months of 2002 decreased to $0 from $42,000 in 2001. This decrease was due to a decrease in the lease commission and outside legal costs associated with the CCWD lease. These expenses terminated with the sale of the Company's investment in its FUWC stock on March 6, 2001.

                      KAISER VENTURES LLC AND SUBSIDIARIES


     Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2002 decreased 55% to $1,561,000 from $3,435,000 for 2001. The decrease is primarily due to: (a) lower non-cash variable stock option accounting ($1,272,000); (b) the exercise of nonqualified stock options ($195,000); and (c) lower professional and outside consulting expenses ($492,000) being partially offset by the elimination of a previously established reserve during the second quarter of 2001 ($100,000). This reserve was established for certain assets that were sold in the first quarter of 2001, and thus was determined to be unnecessary and was reversed against general and administrative expenses.

     Net Interest Income. Net interest income for the first six months of 2002 was $277,000 compared to $1,399,000 in 2001. The change was due primarily to:
(a) an decrease in interest income ($1,151,000) due to lower cash and investment balances and a decrease in interest expense ($32,000) associated with the Company's $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company's sale of its FUWC stock (the collateral for the debt).

     Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $688,000 for the first six months of 2002, versus income of $65,565,000 recorded in 2001. Subsequent to the Company's conversion into an LLC, the Company is taxed as a partnership and thus, the Company's results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability $12,590), there are no income taxes imposed directly on the Company. An income tax provision of $3,000 was recorded in the first six months of 2002 compared to $17,486,000 for 2001.

     Net Income. For first six months of 2002, the Company reported a net loss of $691,000, or $0.10 per unit, versus net income of $48,079,000, or $7.35 per share, reported for 2001.

                               Financial Position

     Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $10,322,000 to $6,067,000 at June 30, 2002 from $16,389,000 at December 31, 2001. Included in cash and cash equivalents is $1,408,000 and $1,387,000 held solely for the benefit of MRC at June 30, 2002 and December 31, 2001, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the investment of excess cash reserves into short-term and long-term commercial paper and corporate bonds ($7,930,000); (b) the payment of year-end accruals of $1,561,000; (c) capital expenditures of $1,386,000 (predominately relating to the Eagle Mountain Landfill Project); and
(d) an operating loss of $691,000. These cash uses were partially offset by receipt of an income tax receivable of $1,182,000 and cash distributions from the West Valley MRF of $500,000.

     Working Capital. During the first six months of 2002, current assets decreased $6.9 million to $11.9 million, while current liabilities decreased by $1.4 million from $2.8 million to $1.4 million. The decrease in current assets resulted primarily from the $10.3 million decrease in cash and cash equivalents, as a result of the items discussed immediately above, and a $1.2 million decline in income tax receivable, being partially offset by a $4.4 million increase in short-term investments. Additionally, $3.5 million of cash was invested in long-term bonds and commercial paper in 2002. The decrease in current liabilities resulted primarily from the payment of year-end accruals ($1.4 million). Included in current liabilities as of June 30, 2002 is $309,000 in accounts payable and

                      KAISER VENTURES LLC AND SUBSIDIARIES


accrued liabilities relating to MRC. As a result, working capital decreased during the first six months of 2002 by $5.4 million to $10.6 million at June 30, 2002.

     Short-Term and Long-Term Investments. During the second quarter of 2002, the Company invested $7.9 million of its cash reserves in high-grade marketable commercial paper and corporate bonds with maturities that closely match the Company's anticipated future cash requirements. Due to the maturity dates of these investments, $4.4 million was classified as a current asset while $3.5 million was classified as a long-term asset.

     Investments. There was a $102,000 increase in the Company's investment in the WVMRF during the first six months of 2002 due to the Company's recording of its equity share of income during the period ($602,000) being nearly offset by $500,000 in cash distributions. The Company's investment in the Eagle Mountain Landfill increased $1,531,000 during the first six months of 2002 due to continuing landfill development activities.

     Other Assets. The decrease in other assets ($309,000) is related to decreases in notes receivable due to the receipt of recurring payments ($166,000), and an increase in accumulated depreciation as of June 30, 2002 ($143,000).

     Environmental Remediation. As of June 30, 2002, based upon current information, we estimate that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million. However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $4.0 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized, as an asset, separately from the related liability.

     Long-Term Liabilities. The decrease in other long-term liabilities ($128,000) is primarily due to a decrease in accrued liabilities ($66,000) and the recognition of deferred gains on real estate sales ($53,000).

     Minority Interest and Other Liabilities. As of June 30, 2002, the Company has recorded $5,487,000 of minority interest relating to the approximately 19% ownership interest in MRC the Company does not own.

     Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

Critical Accounting Policies

     The Company's accounting policies are more fully described in the Notes to the Financial Statements. As disclosed in the Notes to the Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined

                      KAISER VENTURES LLC AND SUBSIDIARIES


with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The Company believes the following critical accounting policies are important to the portrayal of the Company's financial condition and results.

     Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The investments are classified as "held-to-maturity" and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid.

     Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company's 50% ownership interest.

     Landfill Permitting and Development. Through its 80% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Statement of Financial Accounting Standards No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects," capitalizable landfill site development costs are recorded at cost and expensed when management determines that the capitalized costs provide no future benefit.

     Long-Lived Assets. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Beginning in 2002, the Company is evaluating impairment in accordance with SFAS No. 144.

     Revenue Recognition. Revenues are recognized when the Company has completed the earnings process and an exchange transaction has taken place.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Environmental Reserves. The Company has obligations for environmental liabilities and based on management's estimates, the Company has recorded reserves for these obligations. The Company has purchased an insurance policy related to these environmental liabilities and due to the nature of the insurance policy, accounting principles generally accepted in the United States require that the cost of policy be capitalized as an Other Asset separately from the related liability and amortized as the related liabilities are resolved.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                                Business Outlook

     The statements contained in this Business Outlook, as well as in Part I.
Item 1. BUSINESS, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Form 10-Q Report, these statements are forward-looking and, therefore, actual results may differ materially. See the Company's disclosure regarding forward-looking statements in the section entitled "Forward-Looking Statements" above.

     Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the development of our major long-term projects and investments. The development of a number of these projects and investments, such as our 50% equity ownership of the West Valley MRF, is essentially complete and we have been recognizing significant revenues and income from these investments. However, the revenues from ongoing operations were significantly reduced in 2001 as a result of completing the sale of our stock in Fontana Union to Cucamonga. In addition, we distributed a significant portion of the net proceeds received from the Fontana Union stock sale ($69,285,000) to Kaiser Inc.'s stockholders in December 2001, in connection with the merger between Kaiser Inc. with and into Kaiser LLC. We also continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

     In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the profitability of the expansion of the facility's capacity from 2,000 to 5,000 tons per day. The expanded facility is now operational. The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes at attractial processing rates, and on the future construction of any competing facilities.

     As part of our strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of maximizing value for our stockholders. The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us to operate. Furthermore, the West Valley MRF should continue to generate sufficient cash distributions to cover a significant portion of Kaiser LLC's foreseeable general and administrative costs.

     Pending Sale of Eagle Mountain Landfill Project. In August 2000, MRC entered into an agreement to sell the landfill project located at the Eagle Mountain Site to the District. Under that agreement, MRC will receive $41 million for the landfill project if the conditions to closing are satisfied and the sale transaction closes. The cash will be held in escrow pending the resolution of certain additional contingencies, which are not expected to occur for several years. The closing of this sale is subject to, among other things, the results of the District's due diligence, obtaining the transfer of the landfill project's permits to the District, obtaining all necessary consents to the transaction and resolution of various title and joint use matters. For additional information see "Part I, Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Site." The parties have agreed numerous times to extend the initial closing date of the sale transaction pending receipt of land surveys, resolution of title matters, resolution of joint use agreements, resolution of certain title issues, receipt of third-party approvals or consents and other matters. Further extensions during 2002 of the Closing date will be required. There is no assurance that such extensions will be granted by either party.

                      KAISER VENTURES LLC AND SUBSIDIARIES


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

     Corporate Overhead. As we divest our remaining assets, we intend to further reduce our corporate staffing and overhead to reflect the reduced requirements of its remaining operations and projects. The costs of such reductions shall be recorded at the time the decision to make such reductions is made by the Company.

     Capital Resources. Kaiser LLC expects that its current cash balances and short-term and long-term investments together with cash provided from operating activities will be sufficient to satisfy our projected operating cash requirements for the next 3-4 years.

Cash Maximization Strategy

     We have been developing the assets we received out of the Kaiser Steel bankruptcy and then selling them at such time as we believe we can optimize the realizable value for a particular project or asset. During 2000 and 2001, we:
(i) sold the balance of our real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel;
(ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.'s stockholders. In continuing this strategy, our current plans include:

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

                      KAISER VENTURES LLC AND SUBSIDIARIES

     . To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize stockholder value through a sale or other alternative transaction;

     . To sell our remaining miscellaneous assets such as surplus property in Southern California; and

     .   To further reduce our general and administrative expenses.

     Conversion. In November 2001, the stockholders of Kaiser Inc. overwhelmingly approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between the Kaiser Inc. and Kaiser LLC. In this conversion, Kaiser Inc.'s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc. The conversion to a limited liability company and the resulting cash payment to stockholders was an important step in the implementation of the Cash Maximization Strategy.

FINANCIAL STATEMENTS




            [The Remainder of this Page was Intentionally Left Blank]

                      KAISER VENTURES LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                      as of

                                                                             June 30,               December 31,
                                                                               2002                     2001
                                                                               ----                     ----
                                                                           (Unaudited)
ASSETS

Current Assets
     Cash and cash equivalents .......................................    $     6,067,000         $    16,389,000
     Accounts receivable and other, net of allowance for
       doubtful accounts of $34,000 ..................................            408,000                 173,000
     Short-term investments ..........................................          4,412,000                     ---
     Income tax receivable ...........................................            722,000               1,904,000
     Notes receivable ................................................            337,000                 337,000
                                                                          ---------------         ---------------

                                                                               11,946,000              18,803,000
                                                                          ---------------         ---------------

Eagle Mountain Landfill Investment ...................................         27,182,000              25,651,000
                                                                          ---------------         ---------------

Investment in West Valley MRF ........................................          3,990,000               3,888,000
                                                                          ---------------         ---------------

Land and improvements ................................................          2,503,000               2,503,000
                                                                          ---------------         ---------------

Long-term investments ................................................          3,518,000                     ---
                                                                          ---------------         ---------------

Other Assets
     Notes Receivable ................................................          1,182,000               1,348,000
     Unamortized environmental insurance premium .....................          3,800,000               3,800,000
     Buildings and equipment (net) ...................................          1,074,000               1,217,000
                                                                          ---------------         ---------------

                                                                                6,056,000               6,365,000
                                                                          ---------------         ---------------

Total Assets .........................................................    $    55,195,000         $    57,210,000
                                                                          ===============         ===============


   The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                      as of

                                                                            June 30,             December 31,
                                                                              2002                   2001
                                                                              ----                   ----
                                                                           (Unaudited)
LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
      Accounts payable ..............................................    $       395,000        $       278,000
      Accrued liabilities ...........................................            988,000              2,521,000
                                                                         ---------------        ---------------

                                                                               1,383,000              2,799,000
                                                                         ---------------        ---------------

Long-term Liabilities
      Deferred gain on sale of real estate ..........................            536,000                589,000
      Accrued liabilities ...........................................            268,000                334,000
      Environmental remediation .....................................          3,991,000              4,000,000
                                                                         ---------------        ---------------

                                                                               4,795,000              4,923,000
                                                                         ---------------        ---------------

Total Liabilities ...................................................          6,178,000              7,722,000
                                                                         ---------------        ---------------

Minority Interest ...................................................          5,487,000              5,280,000
                                                                         ---------------        ---------------

Commitments and Contingencies

Members' Equity
    Class A units; issued and outstanding 6,911,799 and
      6,901,299, respectively .......................................         43,530,000             44,208,000
    Class B units; issued and outstanding 751,956 ...................                ---                    ---
    Class C units; issued and outstanding 952 and 0,
      respectively ..................................................                ---                    ---
    Class D units; issued and outstanding 48 and 0, respectively ....                ---                    ---
                                                                         ---------------        ---------------

Total Members' Equity ...............................................         43,530,000             44,208,000
                                                                         ---------------        ---------------

Total Liabilities and Members' Equity ...............................    $    55,195,000        $    57,210,000
                                                                         ===============        ===============


   The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the Three and Six Months Ended June 30
                                   (Unaudited)

                                                         Three Months Ended                    Six Months Ended
                                                               June 30                              June 30
                                                   --------------------------------    --------------------------------
                                                       2002              2001               2002               2001
                                                       ----              ----               ----               ----
Resource Revenues
   Ongoing operations
     Gain on sale of FUWC ........................  $       ---       $       ---       $       ---        $65,171,000
     Water resource ..............................          ---               ---               ---            295,000
     Gain on sale of California mines ............          ---               ---               ---          1,756,000
     Deferred gain on Mill Site land sales .......       27,000            26,000            53,000             53,000
     Income from equity method
       investments West Valley MRF, LLC ..........      355,000           217,000           602,000            474,000
                                                    -----------       -----------       -----------        -----------

       Total ongoing operations ..................      382,000           243,000           655,000         67,749,000

   Interim Activities Net Loss ...................      (65,000)          (75,000)          (59,000)          (106,000)
                                                    -----------       -----------       ------------       -----------

       Total resource revenues ...................      317,000           168,000           596,000         67,643,000

Resource Operating Costs .........................          ---               ---               ---             42,000
                                                    -----------       -----------       -----------        -----------

Income from Resources ............................      317,000           168,000           596,000         67,601,000
                                                    -----------       -----------       -----------        -----------

Corporate General and Administrative Expenses
  Corporate overhead expenses, excluding stock
     based compensation and stock option
     repricing expenses ..........................      675,000           968,000         1,561,000          1,968,000
  Stock based compensation expense ...............          ---               ---               ---            195,000
  Stock option repricing expense .................          ---           117,000               ---          1,272,000
                                                    -----------       -----------       -----------        -----------

                                                        675,000         1,085,000         1,561,000          3,435,000
                                                    -----------       -----------       -----------        -----------

Income (loss) from Operations ....................     (358,000)         (917,000)         (965,000)        64,166,000

   Net interest income ...........................      (92,000)       (1,012,000)         (277,000)        (1,399,000)
                                                    -----------       -----------       ------------       ------------

Income (loss) before Income Tax Provision ........     (266,000)           95,000          (688,000)        65,565,000

   Income tax provision ..........................        1,000            25,000             3,000         17,486,000
                                                    -----------       -----------       -----------        -----------

Net Income (loss) ................................  $  (267,000)      $    70,000       $  (691,000)       $48,079,000
                                                    ===========       ===========       ============       ===========

Basic Earnings (loss) Per Share ..................  $     (0.04)      $       .01       $     (0.10)       $      7.35
                                                    ===========       ===========       ============       ===========

Diluted Earnings (loss) Per Share ................  $     (0.04)      $       .01       $     (0.10)       $      7.26
                                                    ===========       ===========       ============       ===========

Basic Weighted Average Number of
    Units/Shares Outstanding .....................    6,906,000         6,463,000         6,905,000          6,544,000

Diluted Weighted Average Number of
    Units/Shares Outstanding .....................    6,926,000         6,541,000         6,925,000          6,621,000


   The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        for the Six Months Ended June 30
                                   (Unaudited)

                                                                         2002                2001
                                                                         ----                ----
Cash Flows from Operating Activities
    Net (loss) income .......................................     $     (691,000)      $  48,079,000
    Income from equity method investments ...................           (602,000)           (474,000)
    Gain on sale of FUWC Stock ..............................                ---         (65,171,000)
    Gain on sale of California Mines ........................                ---          (1,756,000)
    Deferred tax expense ....................................                ---          12,860,000
    Issuance of Restricted Class A Units ....................             11,000                 ---
    Unit/Stock based compensation expense ...................                ---             159,000
    Stock option repricing ..................................                ---           1,273,000
    Depreciation and amortization ...........................            143,000             129,000
    Allowance for doubtful accounts .........................                ---                 ---
    Mill Site deferred gain realized ........................            (53,000)            (53,000)
    Changes in assets:
      Receivables and other .................................           (235,000)          1,726,000
      Income tax receivable .................................          1,182,000                 ---
    Changes in liabilities:
      Current liabilities ...................................         (1,561,000)           (960,000)
      Income taxes payable ..................................                ---           1,054,000
      Long-term accrued liabilities .........................            (66,000)           (129,000)
                                                                  --------------      --------------

    Net cash flows from (used in) operating activities ......         (1,872,000)          3,263,000
                                                                  --------------      --------------

Cash Flows from Investing Activities
    Proceeds from the sale of FUWC Stock ....................                ---          81,783,000
    Proceeds from the sale of the California Mines  .........                ---             726,000
    Purchase of short/long-term investments .................         (7,930,000)                ---
    Minority interest .......................................            207,000                 ---
    Distribution from West Valley MRF  ......................            500,000             500,000
    Notes receivable collections ............................            166,000             114,000
    Environmental insurance .................................               ---           (3,800,000)
    Capital expenditures ....................................         (1,386,000)           (579,000)
    Environmental remediation expenditures ..................             (9,000)           (126,000)
                                                                  --------------      --------------

    Net cash flows from (used in) investing activities ......         (8,452,000)         76,618,000
                                                                  --------------      --------------

Cash Flows from Financing Activities

    Issuance of Class A units/common stock ..................              2,000             131,000
                                                                  --------------      --------------

    Net cash flows from financing activities ................              2,000             131,000
                                                                  --------------      --------------

Net Changes in Cash and Cash Equivalents ....................        (10,322,000)         75,486,000

Cash and Cash Equivalents at Beginning of Year ..............         16,389,000          10,097,000
                                                                  --------------      --------------

Cash and Cash Equivalents at End of Quarter .................     $    6,067,000      $   85,583,000
                                                                  ==============      ==============


   The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                    for the Three Months Ended June 30, 2002
                                   (Unaudited)


                                        Class A          Members'
                                         Units            Equity
                                     -------------------------------

Balance at December 31, 2001             6,901,299   $    44,208,000

   Issuance of
     Class A units ................         10,500            13,000

   Net Loss .......................            ---          (691,000)
                                     -------------   ---------------

Balance at June 30, 2002 ..........      6,911,799   $    43,530,000
                                     =============   ===============



   The accompanying notes are an integral part of the consolidated financial statements.

                      KAISER VENTURES LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

     The unaudited, consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company's financial position at June 30, 2002, and results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001.

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

     Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The investments are classified as "held-to-maturity" and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid.


Note 2.  SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended June 30, 2002 the Company issued a total of 7,500 Restricted Class A units to outside members of its Board of Managers as part of their compensation. The restrictions on these units lapse in January 2003.

     In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $700,000 cash at closing and $1.3 million in the form of a note receivable secured by the real estate.

     During the six months ended June 30, 2001 the Company had 44,833 stock options exercised on a net basis. These transactions resulted in the Company receiving 30,146 shares of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

Note 3.  INVESTMENTS

     The Company has an Investment Policy which provides for the investment of excess cash balances primarily in commercial paper, debt instruments and government securities. All investments are classified as held-to-maturity investments. The following is a summary of investment securities:

                      KAISER VENTURES LLC AND SUBSIDIARIES


June 30, 2002

                                                                Less Current        Maturities from
      Held-to-Maturity Securities           Amortized Cost       Maturities        One to Five Years
U.S. corporate commercial paper           $     4,442,000      $     3,912,000      $        530,000
U.S. corporate debt securities                  2,487,000                    0             2,487,000
U.S. corporate securities                       1,001,000              500,000               501,000
                                          ---------------      ---------------      ----------------

                                          $     7,930,000      $     4,412,000      $      3,518,000
                                          ---------------      ---------------      ----------------

Note 4.  EVALUATION OF LONG-LIVED ASSETS

     The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2002, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (80% of which belongs to Kaiser), far more than its capitalized cost; (b) our 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing as written; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 5.  EAGLE MOUNTAIN CONTRACT WITH MANAGEMENT TRAINING CORP

     In November 2000, the voters of California passed Proposition 36 entitled, "The Substance Abuse and Crime Prevention Act" which allowed certain individuals convicted of certain drug offenses to enter a treatment program instead of prison. A benefit of this law was to help reduce the demand for prison cells in California. In February 2002, with a projected deficit of over $20 billion, California's Governor proposed a budget for the fiscal year beginning in July 2002, that did not contain funding for privately run prisons in the state. After hearings in the legislature, the California Senate determined a need for the private prisons to still exist and passed a budget bill containing funding for all privately run prisons through June 2003. However, as of the filing of this Form 10-Q Report, a budget bill has not been passed and signed into law. If funding for private prisons is not retained in California's final budget, the Company's lease with MTC will terminate as soon as practicable after June 30, 2002. This lease termination will likely result in the mothballing and closure of the entire Eagle Mountain Townsite by year-end at an anticipated cost of $500,000 to $1.0 million. The Company is extending the current lease on a month-to-month basis and is deferring payment of rent under the lease. If funding for private prisons is discontinued, the Company will not be paid rent after June 30, 2002.

Note 6.  COMMITMENTS AND CONTINGENCIES

     Environmental Contingencies. As of June 30, 2002, based upon current information, we estimate that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its

                      KAISER VENTURES LLC AND SUBSIDIARIES

purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million. However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $4.0 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized separately from the related liability.

Note 7.  EQUITY

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

                                     PART II

Item 1.  LEGAL PROCEEDINGS

     As discussed in the Company's Form 10-K Report for 2001, and in the Company's Form 10-Q Report for the quarter ended March 31, 2002, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the second quarter.

Item 2.  CHANGES IN SECURITIES

     Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

                      KAISER VENTURES LLC AND SUBSIDIARIES


Item 5.  OTHER INFORMATION

     During the second quarter, employment agreements between Business Staffing, Inc. and the Company's executive officers were finalized. There were no material changes from the employment agreements formerly with Kaiser Inc. except that the severance benefits of an executive officer will vest upon the death of the executive officer. Business Staffing, Inc. leases to the Company all of its employees.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits

          *10.1 Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated effective January 1, 2002.

          *10.2 Employment Agreement between Business Staffing, Inc. and Paul E Shampay dated effective January 1, 2002.

          *10.3 Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated effective January 1, 2002.

          *10.4 Employment Agreement between Business Staffing, Inc. and James F. Verhey dated effective January 1, 2002.

         (* Indicates a compensation plan, contract or arrangement.)

     B.    Reports on Form 8-K

     None.




            [The Remainder of this Page was Intentionally Left Blank]

                      KAISER VENTURES LLC AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KAISER VENTURES INC.



Dated: August 5, 2002                        /s/ James F. Verhey
                                             ---------------------------
                                             James F. Verhey
                                             Principal Financial Officer