Form 10-Q
period 2002-09-30
KAISER VENTURES LLC
filed 2002-11-12
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002	Commission File Number 333-65194

KAISER VENTURES LLC

(Exact name of registrant as specified in its charter)

DELAWARE	33-0972983

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480 Ontario, California 91764

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (909) 483-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

At October 30, 2002, 6,911,799 Class A Units were outstanding including 136,919 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

Available of Previous Reports

          The Company will furnish without charge, to each unit holder, upon written request of any such person, a copy of the Company’s annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto.  Those requesting a copy of the 10-K Report that are not currently members of the Company may also obtain a copy directly from the Company.  Requests for a copy of the 10-K Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764.  The Form 10-K Report can also be accessed from the Company’s website at www.kaiserventures.com.

               The reader is encouraged to read this Form 10-Q Report in conjunction with the Company’s Form 10-K Report for the period ended December 31, 2001, and the Company’s 2002 First and Second Quarter Form 10-Q Reports since the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

          Except for the historical statements and discussions contained herein, statements contained in this 10-Q Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any 10-K Report, Annual Report, 10-Q Report, 8-K Report or press release of the Company may include forward-looking statements.  In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company.  You should not put undue reliance on forward-looking statements.  When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties, and assumptions.  We believe that our assumptions are reasonable.  Nonetheless, it is likely that some of these assumptions will not come true.  Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected.  For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to:  Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; lower profits or losses at the West Valley MRF; litigation, including, among others, claims that relate to Eagle Mountain or pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes, or claims in excess of insurance coverage; the impact of federal, state, and local laws and regulations on the landfill project; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California.  The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional Information

          A reader of this 10-Q Report is strongly encouraged to read the entire report, together with the Company’s 2001 Form 10-K Report and 2002 First Quarter and Second Form 10-Q Reports for background information and a complete understanding as to material developments concerning the Company.

Who We Are

          Unless otherwise noted:  (1) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc., (2) the term “Kaiser LLC” refers to Kaiser Ventures LLC, and (3) the terms “Kaiser,” “the Company,” “we,” “us,” and “our,” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or Kaiser LLC, and their respective subsidiaries.  Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001.

Item 1.	FINANCIAL STATEMENTS

          The Financial Statements are located at the end of Item 2, beginning on Page 14 of this Report and are incorporated herein by this reference.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Update

General

          Kaiser is the reorganized successor to Kaiser Steel Corporation, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987.  Since the Kaiser Steel bankruptcy, we have been developing certain assets remaining after the bankruptcy.  Currently, our principal assets include:

•

An 80% ownership interest in Mine Reclamation, LLC, (which we refer to as MRC), which has permitted a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert.  This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million;

•

A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF;

•	Approximately 5,450 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and

•

Cash and cash equivalents, short-and long-term investments and current receivables of approximately $15.7 million as of September  30, 2002, which are maintained for ongoing and anticipated future activities of Kaiser.

          Effective 11:59 p.m. on November 30, 2001, Kaiser Inc. was converted to a limited liability company through the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC being the surviving entity.  Trading in Kaiser Inc.’s common stock ceased as of the close of business on such date.  As a result of the merger, each Kaiser Inc. stockholder of record as of December 5, 2001, was entitled to receive $10.00 in cash and one Class A Unit in Kaiser LLC per share of Kaiser Inc. common stock.  The Class A Units were valued as of the date of the merger at $1.50 per unit pursuant to an independent appraisal.

Eagle Mountain Landfill Project

          Background.  In 1988, we entered into a 100-year lease agreement (the “MRC Lease”) with MRC.  MRC is seeking to develop a substantial portion of our former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill (the “Landfill Project”).  We currently own 80% of the Class B units and 100% of the Class A units of MRC.  In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail-haul landfill.  The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

          Sale of Landfill Project.  In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District.  In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million.  The exact future timing of any initial closing is currently unknown.  In addition, payment of the purchase price will be delayed as described in more detail below.  The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements.  The contingencies include, but are not limited to, resolving certain litigation and land title issues; obtaining the transfer of the Landfill Project’s permits to

KAISER VENTURES LLC AND SUBSIDIARIES

the District and obtaining all necessary consents to the transaction.  We agreed to vote our interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

          The District has undertaken extensive due diligence on the Landfill Project and is waiting for receipt of several items, including final land and right-of-way surveys.  In addition, the parties are continuing to negotiate the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad.  After the sale of the Landfill Project, Kaiser will continue to own or control approximately 5,450 acres in the Eagle Mountain area, including the Eagle Mountain town site.  The parties recently agreed to extend the closing date to November 30, 2002.  However, the contractual expiration date has been extended a number of times.  The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times or waive certain conditions.  There is no assurance or requirement that the parties will continue to extend the closing date and, if it is extended, for how long.

          Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved.  The litigation contingencies are those relating to the federal litigation challenging the completed federal land exchange.  Interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level for a period of up to four years.  The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity.  Receipt by MRC of any portion or all the purchase price, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.  The District’s environmental impact report for its Puente Hills landfill was approved in January 2002.  A legal challenge to the District’s environmental impact report was resolved in favor of the District.  The District in the process of seeking the required permits for the expansion of Puente Hills.

          The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Form 10-Q Report.

          We understand that the purchase by the District of the competing Mesquite rail-haul landfill located in Imperial County, California is nearing completion.  The impact, if any, of the District’s completion of the purchase of the Mesquite landfill project prior to the purchase of the  Landfill Project is unknown.

          Landfill Project Litigation.  Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County challenging the completed federal land exchange and requesting its reversal.  However, as discussed below, we were recently notified of new threatened litigation involving the Landfill Project.

          To date, no immediate injunctive relief has been sought in the pending litigation.  The two lawsuits referred to above generally involve the same parties that were the plaintiffs in the unsuccessful litigation regarding the state environmental impact report litigation and the unsuccessful appeals before the Interior Board of Land Appeals.  Briefing is currently underway in this litigation with final briefs currently due in the fourth quarter of 2002.

          As discussed in previous reports, a decision in an unrelated case (Desert Citizens Against Pollution v Bisson, (9th Circuit Court of Appeals, Case No. 97-55429)), has the potential of having a material adverse impact on the federal land exchange litigation and consequently, the Landfill Project and its pending sale.  In that case, the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management (“BLM”) did not properly value the land being acquired by the developer of the Mesquite landfill project by not considering this land being used as a landfill.  As a result of this decision, the

KAISER VENTURES LLC AND SUBSIDIARIES

plaintiffs in MRC’s federal land exchange litigation have amended their respective complaints to assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective.  The BLM has undertaken an independent appraisal review of Kaiser’s land exchange in light of the decision in the Bisson case.  The BLM’s independent appraisal review concluded that the “highest and best” use analysis in the appraisal used for the land exchange would not change as a result of further consideration of the pending Landfill Project.

          In addition to the federal land exchange litigation, the Company, along with the U.S. Department of Interior, the BLM, the District and Metropolitan Water District of Southern California, have received a letter dated from the Center for Biological Diversity, the Sierra Club, Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the Landfill Project.  Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion.  In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.  The Company believes that the positions of the Complaining Groups are incorrect and that the mitigation measures in the biological opinion are to be implemented in connection with the commencement of the construction of the Landfill Project.

          Risks.  As is discussed in this Form 10-Q Report and in more detail in the Company’s 2001 Form 10-K Report, there are numerous risks associated with MRC and the Landfill Project, including the competition represented by the Mesquite rail-haul landfill project, which the District has also agreed to purchase.  There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District.  There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price.  In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which risks have increased as a result of the Ninth Circuit Courts of Appeals’ decision and the recently threatened litigation over the Endangered Species Act, all as discussed above

West Valley Materials Recovery and Transfer Station

          West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary Burrtec Waste Industries, Inc.  This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF.

          West Valley MRF has the capacity and the permits to process up to 5,000 tons of municipal solid waste per day.  During the third quarter of 2002 West Valley MRF processed, on average, approximately 3,100 tons per day or 15,000-16,000 tons per week of municipal solid waste.

Eagle Mountain Townsite

          A portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California.  While funding for private prisons was initially eliminated in California’s 2002 - 2003 state budget, the 2002-2003 budget for the State of California was signed into law on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003.  It is probable that funding for the private

KAISER VENTURES LLC AND SUBSIDIARIES

prison located at Eagle Mountain will not be extended beyond June 30, 2003.  If funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.  The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which reserve management will continue to review.

Operating Results

Primary Revenue Sources

Ongoing Operations

          The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects.  Revenues from water resources represent payments under the lease of the Company’s interest in FUWC to Cucamonga.  However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company’s interest in FUWC to Cucamonga.  Income from equity method investments reflect Kaiser’s share of income related to its investment in the West Valley MRF.

Interim Activities (net)

          Revenues from interim activities are generated from various short-term activities that historically are not material to the Company’s ongoing operations.

Period-to-Period Comparability

          Due to the nature of certain Company projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company.  Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources.  See “Part I, Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS” for a discussion of recent material events affecting the Company.  In addition, the Company’s results of operations, as discussed below have been impacted by a number of material, non-recurring items that may make period-to-period comparisons difficult and not meaningful.

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2002 and 2001

          An analysis of the significant components of the Company’s resource revenues for the quarters ended September 30, 2002 and 2001 follows:

	2002	2001	%Inc. (Dec)

Ongoing Operations
Deferred gain on Mill Site land sales	$27,000	$27,000	—%
Income from equity method investment in West Valley MRF, LLC	475,000	233,000	104%

Total ongoing operations	502,000	260,000	93%

Interim Activities Net Loss
Lease, service and other	(96,000)	(83,000)	(16)%

Total resource revenues	$406,000	$177,000	129%

KAISER VENTURES LLC AND SUBSIDIARIES

          Resource Revenues.  Total resource revenues for the third quarter of 2002 were $406,000, compared to $177,000 for 2001.  Revenues from ongoing operations increased 93% for the quarter to $502,000 from $260,000 in 2001, while interim activities (net of related expenses) declined to a net expense of $96,000 from a net expense of $83,000 in 2001.

          Ongoing Operations.  The Company recognized deferred gains of $27,000 in the third quarters of 2002 and 2001 from the sales of certain Mill Site properties that took place in 1997 and 1999.

          Income from equity method investments increased by $242,000 to $475,000 during the third quarter of 2002 due to increased equity income from the WVMRF compared to $233,000 recorded for the same period in 2001.  This increase in equity income in the West Valley MRF is primarily due to: (a) a 10% increase in net revenues from waste processed at the WVMRF ($254,000); (b) a decrease in depreciation expense ($35,000) and (c) a decrease in interest expense ($32,000).  These positive factors for the quarter were partially offset by increases in payroll and benefits expenses ($35,000) and other operational and overhead expenses ($40,000).

          Interim Activities Net Loss.  Interim activities, net of expenses, for the third quarter of 2002 amounted to a net expense of $96,000 compared to a net expense of $83,000 for the same period in 2001.  This increase in net expense is primarily due to the reduction in townsite service revenues, due to the California budget impasse ($20,000), being partially offset by a reduction in operating expenses ($7,000).

          As discussed above, a portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California.  While funding for private prisons was initially eliminated in California’s 2002 - 2003 state budget, the 2002-2003 budget for the State of California was signed into law on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003.  It is probable that funding for the private prison located at Eagle Mountain will not be extended beyond June 30, 2003.  If funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.  The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which reserve management will continue to review.

          Resource Operating Costs.  Resource operating costs are those costs directly related to the associated resource revenue.  Previously these costs consisted of commission expenses and outside legal costs associated with the CCWD lease.  These expenses terminated with the sale of the Company’s investment in FUWC on March 6, 2001.

          Corporate General and Administrative Expenses.   Total corporate general and administrative expenses for the third quarter of 2002 decreased 26% to $670,000 from $905,000 for 2001.  In the third quarter of 2001, there was a non-cash variable stock option accounting gain ($420,000) resulting from a decline in the Company’s stock price, which reduced corporate general and administrative expenses from $1,325,000 to $905,000.  Without the impact of this gain, corporate general and administrative expenses for the quarter ending September 30, 2002 would have decreased 49% or $655,000.  This decrease is primarily due to: (a) lower professional and outside consulting expenses ($550,000); (b) lower stock based compensation expense ($41,000): and (c) lower salaries and benefit expenses ($57,000).

          Net Interest Income.  Net interest income for the third quarter of 2002 was $115,000 compared to $964,000 in 2001.  This reduction was due primarily to a decrease in interest income ($853,000) due to lower cash balances  and lower interest rates.

KAISER VENTURES LLC AND SUBSIDIARIES

          Pre-Tax Loss and Income Tax Provision.  The Company recorded a loss before income tax provision of $149,000 for the third quarter of 2002, versus income of $236,000 recorded in 2001.  Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns.  Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability of $12,590), there are no income taxes imposed directly on the Company.  The gross revenue tax recorded for the third quarter of 2002 was $4,000.  Additionally, during the third quarter of 2002, the Company recorded a tax benefit of $585,000.  This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001 relating to activity prior to its conversion to a limited liability company.

          Net Income.  For third quarter of 2002, the Company reported net income of $432,000, or $0.06 per unit, versus net income of $749,000, or $0.11 per share, reported for 2001.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2002 and 2001

          An analysis of the significant components of the Company’s resource revenues for the nine months ended September 30, 2001 and 2000 follows:

	2002	2001	%Inc. (Dec)

Ongoing Operations
Gain on Sale of FUWC	$—	$65,171,000	(100)%
Water resource	—	295,000	(100)%
Gain on sale of California mines	—	1,756,000	(100)%
Deferred gain on Mill Site land sales	80,000	80,000	—%
Income from equity method investment in West Valley MRF, LLC	1,078,000	707,000	52%

Total ongoing operations	1,158,000	68,009,000	(98)%

Interim Activities Net Loss
Lease, service and other	(155,000)	(188,000)	18%

Total resource revenues	$1,003,000	$67,821,000	(98)%

          Resource Revenues.  Total resource revenues for the first nine months of 2002 were $1,003,000, compared to $67,821,000 for 2001.  Revenues from ongoing operations decreased 98% for the nine months to $1,158,000 from $68,009,000 in 2001, while interim activities (net of related expenses) improved to net expense of $155,000 from a net expense of $188,000 in 2001.

          Ongoing Operations.  During the first nine months of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million.  Water lease revenues under the Company’s 102-year take-or-pay lease with Cucamonga were $0 during the first nine months of 2002 compared to $295,000 for 2001.  The absence of water lease revenues during the first nine months of 2002 reflects the sale of the Company’s investment in its FUWC stock which closed March 6, 2001.

          During the first nine months of 2001, the Company sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000.  The Company also recognized deferred gain of $80,000 from the sales of certain Mill Site properties in 1997 and 1999, in the first nine months of 2002 and 2001.

          Income from equity method investments increased by $371,000 to $1,078,000 during the first nine months of 2002 due to increased equity income from the WVMRF compared to $707,000 recorded for

KAISER VENTURES LLC AND SUBSIDIARIES

the same period 2001.  This increase in equity income in the West Valley MRF is mainly due to a 8% increase in volume of waste processed at the WVMRF ($757,000) and a decrease in interest expense ($44,000), being partially offset by increases in: (a) depreciation expense due to the facility expansion being completed in May 2001 ($113,000); (b) increased repairs and maintenance ($142,000); and (c) other operational and overhead expenses ($171,000).

          Interim Activities Net Loss.  Interim activities net of expenses for the first nine months of 2002 reported a net expense of $155,000 compared to a net expense of $188,000 for the same period in 2001.  This reduction in interim activities expense (net) is only temporary and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project which was concluded during the second quarter of 2002 ($65,000).  This net increase is being partially offset by lower net operating revenue at the California Mines which were sold in February 2001 ($37,000).

          As discussed above, a portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California.  While funding for private prisons was initially eliminated in California’s 2002 - 2003 state budget, the 2002-2003 budget for the State of California was signed on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003.  It is probable that funding for the private prison located at Eagle Mountain will not be extended beyond June 30, 2003.  If funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing and record a reserve.  The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which reserve management will continue to review.

          Resource Operating Costs.  Resource operating costs are those costs directly related to the associated resource revenue.  Total resource operating costs for the first nine months of 2002 decreased to $0 from $42,000 in 2001.  This decrease was due to a decrease in the commission and outside legal costs associated with the CCWD lease.  These expenses terminated with the sale of the Company’s investment in FUWC on March 6, 2001.

          Corporate General and Administrative Expenses.  Total corporate general and administrative expenses for the first nine months of 2002 decreased 49% to $2,232,000 from $4,341,000 for 2001.  The decrease is primarily due to:  (a) lower non-cash variable stock option accounting ($852,000); (b) the exercise of nonqualified stock options ($237,000); (c) lower professional and outside consulting expenses ($1,027,000); and (d) lower salary and benefit expense ($73,000) being partially offset by the elimination of a previously established reserve during the second quarter of 2001 ($100,000).  This reserve was established for certain assets that were sold in the first quarter of 2001, and thus was determined to be unnecessary and was reversed against general and administrative expenses.

          Net Interest Income.  Net interest income for the first nine months of 2002 was $392,000 compared to $2,362,000 in 2001.  The reduction was due primarily to:  (a) an decrease in interest income ($2,006,000) due to lower cash and lower interest rates and a decrease in interest expense ($35,000) associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its FUWC stock (the collateral for the debt).

          Pre-Tax Loss and Income Tax Provision.  The Company recorded a loss before income tax provision of $837,000 for the first nine months of 2002, versus income of $65,800,000 recorded in 2001.  Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns.  Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability of $12,590), there are no income taxes

KAISER VENTURES LLC AND SUBSIDIARIES

imposed directly on the Company.  The gross revenue tax recorded for the first nine months of 2002 was $7,000.  Additionally, during the third quarter of 2002, the Company recorded a tax benefit of $585,000.  This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001 relating to activity prior to its conversion to a limited liability company.

          Net Income.  For first nine months of 2002, the Company reported a net loss of $259,000, or $0.04 per unit, versus net income of $48,827,000, or $7.45 per share, reported for 2001.

Financial Position

          Cash, Cash Equivalents and Short-Term Investments.  The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less.  Cash and cash equivalents decreased $8,121,000 to $8,268,000 at September 30, 2002 from $16,389,000 at December 31, 2001.  Included in cash and cash equivalents is $1,844,000 and $1,387,000 held solely for the benefit of MRC at September 30, 2002 and December 31, 2001, respectively.  The decrease in cash and cash equivalents is primarily due to:  (a) the investment of $6.5 million in excess cash reserves into short-term and long-term commercial paper, certificates of deposit, corporate bonds and U.S. government securities; (b) the payment of year-end accruals of $1.3 million; and (c) capital expenditures of $1.8 million (predominately relating to the Eagle Mountain Landfill Project).  These cash uses were partially offset by receipt of income tax refunds of $2.4 million and cash distributions from the West Valley MRF of $750,000.

          Working Capital.  Working capital decreased during the first nine months of 2002 by $5.5 million to $10.5 million at September 30, 2002.  During this period current assets decreased $6.8 million to $12.0 million, while current liabilities decreased by $1.3 million from $2.8 million to $1.5 million.  The decrease in current assets resulted primarily from the $8.1 million decrease in cash and cash equivalents discussed above, and a $1.8 million decline in income tax receivable, being partially offset by a $2.7 million increase in short-term investments.  Additionally, $3.8 million of cash (previously included in current assets) was invested in long-term bonds and commercial paper in 2002.  The decrease in current liabilities resulted primarily from the payment of year-end accruals ($1.3 million).  Included in current liabilities as of September 30, 2002 is $143,000 in accounts payable and accrued liabilities relating to MRC.

          Short-Term and Long-Term Investments.  During the third quarter of 2002, the Company invested $6.5 million of its cash reserves in high-grade marketable commercial paper, certificate of deposits corporate bonds and U.S. government securities with maturities that closely match the Company’s anticipated future cash requirements.  In regard to the maturity dates of these investments, $2.7 million was classified as a current asset while $3.8 million was classified as a long-term asset.

          Investments.  There was a $327,000 increase in the Company’s investment in the WVMRF during the first nine months of 2002 due to the Company’s recording of its equity share of income during the period ($1,078,000) being nearly offset by $750,000 in cash distributions.  The Company’s investment in the Eagle Mountain Landfill increased $1,787,000 during the first nine months of 2002 due to continuing landfill development activities.

          Other Assets.  The decrease in other assets ($461,000) is related to decreases in notes receivable due to the receipt of recurring payments ($250,000) and an increase in accumulated depreciation as of September 30, 2002 ($211,000).

          Environmental Remediation.  As of September 30, 2002, based upon current information, we estimate that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its

KAISER VENTURES LLC AND SUBSIDIARIES

purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million.  However, we purchased, effective June 30, 2001, a 12 year, $50 million insurance policy at a cost of approximately $3.8 million.  This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $4.0 million liability.  Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized, as an asset, separately from the related liability.

          Long-Term Liabilities.  The decrease in other long-term liabilities ($160,000) is primarily due to a decrease in accrued liabilities ($80,000) and the recognition of a portion of the deferred gains on prior real estate sales ($80,000).

          Minority Interest and Other Liabilities.  As of September 30, 2002, the Company has recorded $5,586,000 of minority interest relating to the 20% ownership interest in MRC the Company does not own.

          Contingent Liabilities.  The Company has contingent liabilities more fully described in the notes to the financial statements.

Critical Accounting Policies

          The Company’s accounting policies are more fully described in the Notes to the Financial Statements.  As disclosed in the Notes to the Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

          The Company believes the following critical accounting policies are important to the portrayal of the Company’s financial condition and results.

          Investments.  The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  The investments are classified as “held-to-maturity” and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid.

          Investment in West Valley MRF, LLC.  The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% ownership interest.

          Landfill Permitting and Development.  Through its 80% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill.  Pursuant to Statement of Financial Accounting Standards No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” capitalizable landfill site development costs are recorded at cost and expensed when management determines that the capitalized costs provide no future benefit.

          Long-Lived Assets.  In accordance with Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of,” long-

KAISER VENTURES LLC AND SUBSIDIARIES

lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Beginning in 2002, the Company is evaluating impairment in accordance with SFAS No. 144, which replaced Financial Accounting Standards No. 121.

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

          Environmental Reserves.  The Company has obligations for environmental liabilities and based on management’s estimates, the Company has recorded reserves for these obligations.  The Company has purchased an insurance policy related to these environmental liabilities and due to the nature of the insurance policy, accounting principles generally accepted in the United States require that the cost of policy be capitalized as an Other Asset separately from the related liability and amortized as the related liabilities are resolved.

Business Outlook

          The statements contained in this Business Outlook, as well as in Part I.  Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE, are based upon current operations and expectations.  In addition to the forward-looking statements and information contained elsewhere in this Form 10-Q Report, these statements are forward-looking and, therefore, actual results may differ materially.  See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

          Ongoing Operations.  As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments.  Certain of these projects and investments, such as our 50% equity ownership of the West Valley MRF, are essentially complete and we have been recognizing significant revenues and income from them.  However, the revenues from ongoing operations were significantly reduced in 2001 as a result of completing the sale of our stock in Fontana Union to Cucamonga.  In addition, we distributed a significant portion of the net proceeds received from the Fontana Union stock sale ($69,285,000) to Kaiser Inc.’s stockholders in December 2001, in connection with the merger between Kaiser Inc. with and into Kaiser LLC.  We also continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

          In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the profitability of the expansion of the facility’s capacity from 2,000 to 5,000 tons per day.  The expanded facility is now operational.  The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity.  The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; on recyclable commodity prices and on future competition from competing facilities.

          The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.  Furthermore, the West Valley MRF should continue to generate sufficient cash distributions to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs.

KAISER VENTURES LLC AND SUBSIDIARIES

          Pending Sale of Eagle Mountain Landfill Project.  As discussed in more detailed in “Part I, Item 1.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Site,” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District.  In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million.  The exact future timing of any initial closing is currently unknown.

          Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved.  The litigation contingencies are the federal litigation challenging the completed federal land exchange.  Interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level for a period of up to four years.  The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity.

          Mill Site Property.  The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel.  CCG completed the remediation of the environmental contamination of this parcel pursuant to the terms of its agreement during the third quarter of 2002.

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

          Capital Resources.  Kaiser LLC expects that its current cash balances and short-term and long-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales will be sufficient to satisfy our projected operating cash requirements for the next 3-4 years.

Cash Maximization Strategy

          We have been developing the assets we received out of the Kaiser Steel bankruptcy and then selling them at such time as we believe we can optimize the realizable value for a particular project or asset.  During 2000 and 2001, we:  (i) sold the balance of our real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders.  In continuing this strategy, our current plans include:

•

To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation.  Although the closing with the District was scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close.  If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are

KAISER VENTURES LLC AND SUBSIDIARIES

resolved, which may be several years.  See “Part I. - Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can otherwise maximize unit holder value;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To further reduce our general and administrative expenses.

          Conversion.  In November 2001, the stockholders of Kaiser Inc. overwhelmingly approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between the Kaiser Inc. and Kaiser LLC.  In this conversion, Kaiser Inc.’s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc.  The conversion to a limited liability company and the resulting cash payment to stockholders was an important step in the implementation of the Cash Maximization Strategy.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

Item 4.      CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, in association with the Company’s Board, recommended that the Audit Committee review its current charter and consider adopting a new charter to reflect the most recent pronouncements of the Securities Exchange Commission with respect to Audit Committees of public companies.

          On October 21, 2002, after review and discussion, the Board of Managers and the Audit Committee adopted a new charter for the Audit Committee.  The Audit Committee’s new charter requires that the Audit Committee meet quarterly to review the Company’s filings and earnings press releases before they are filed or released.  Those meetings include discussions with the Company’s management and outside auditors as well as an executive session.  These quarterly meetings are intended to insure that the Audit Committee understands the trends and risks applicable to the Company’s business and reviews and approves the release of the Company’s quarterly and annual earnings after an informed review of the results.  Among other things, the Audit Committee’s new charter also confirms that the auditors are to report directly to the Audit Committee and gives the Audit Committee sole responsibility for hiring and firing the auditors, as well as mediating any disagreement that might arise between our management and the auditors.  As part of the new Audit Committee charter, the Company intends to also adopt a new employee policy to encourage employees to submit reports or inquiries to the Audit Committee, on a strictly confidential basis, for the committee’s independent investigation.

          Based on its review of the Company’s disclosure controls and procedures, and the adoption by the Board of a new charter, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) that is required to be included in the Company’s periodic Securities Exchange Commission filings.  There were no significant changes in

KAISER VENTURES LLC AND SUBSIDIARIES

internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FINANCIAL STATEMENTS

[The Remainder of this Page was Intentionally Left Blank]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,268,000	$16,389,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	495,000	173,000
Short-term investments	2,741,000	—
Income tax receivable	117,000	1,904,000
Notes receivable	337,000	337,000

	11,958,000	18,803,000

Eagle Mountain Landfill Investment	27,438,000	25,651,000

Investment in West Valley MRF	4,215,000	3,888,000

Land and improvements	2,503,000	2,503,000

Long-term investments	3,769,000	—

Other Assets
Notes receivable	1,098,000	1,348,000
Unamortized environmental insurance premium	3,800,000	3,800,000
Buildings and equipment (net)	1,006,000	1,217,000

	5,904,000	6,365,000

Total Assets	$55,787,000	$57,210,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of

	September 30, 2002	December 31, 2001

	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$294,000	$278,000
Accrued liabilities	1,212,000	2,521,000

	1,506,000	2,799,000

Long-term Liabilities
Deferred gain on sale of real estate	509,000	589,000
Accrued liabilities	254,000	334,000
Environmental remediation	3,970,000	4,000,000

	4,733,000	4,923,000

Total Liabilities	6,239,000	7,722,000

Minority Interest	5,586,000	5,280,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,911,799 and 6,901,299, respectively	43,962,000	44,208,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952 and 0, Respectively	—	—
Class D units; issued and outstanding 48 and 0, respectively	—	—

Total Members’ Equity	43,962,000	44,208,000

Total Liabilities and Members’ Equity	$55,787,000	$57,210,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the Three and Nine Months Ended September 30
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Resource Revenues
Ongoing operations
Gain on sale of FUWC	$—	$—	$—	$65,171,000
Water resource	—	—	—	295,000
Gain on sale of California mines	—	—	—	1,756,000
Deferred gain on Mill Site land sales	27,000	27,000	80,000	80,000
Income from equity method investment in the West Valley MRF, LLC	475,000	233,000	1,078,000	707,000

Total ongoing operations	502,000	260,000	1,158,000	68,009,000
Interim Activities Net Loss	(96,000)	(83,000)	(155,000)	(188,000)

Total resource revenues	406,000	177,000	1,003,000	67,821,000
Resource Operating Costs	—	—	—	42,000

Income from Resources	406,000	177,000	1,003,000	67,779,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock based compensation and stock option repricing expenses (benefit)	670,000	1,284,000	2,232,000	3,252,000
Stock based compensation expense	—	41,000	—	237,000
Stock option repricing expense (benefit)	—	(420,000)	—	852,000

	670,000	905,000	2,232,000	4,341,000

Income (loss) from Operations	(264,000)	(728,000)	(1,229,000)	63,438,000
Net interest income	(115,000)	(964,000)	(392,000)	(2,362,000)

Income (loss) before Income Tax Provision	(149,000)	236,000	(837,000)	65,800,000
Income tax provision	4,000	(513,000)	7,000	16,973,000
Income tax benefit attributable to activities prior to conversion to LLC	(585,000)	—	(585,000)	—

Net Income (loss)	$432,000	$749,000	$(259,000)	$48,827,000

Basic Earnings (loss) Per Unit/Share	$0.06	$.11	$(0.04)	$7.45

Diluted Earnings (loss) Per Unit/Share	$0.06	$.11	$(0.04)	$7.37

Basic Weighted Average Number of Units/Shares Outstanding	6,912,000	6,567,000	6,907,000	6,552,000
Diluted Weighted Average Number of Units/Shares Outstanding	6,932,000	6,612,000	6,907,000	6,627,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30
(Unaudited)

	2002	2001

Cash Flows from Operating Activities
Net (loss) income	$(259,000)	$48,827,000
Income from equity method investments	(1,078,000)	(707,000)
Income tax benefit attributable to activities prior to conversion to LLC	(585,000)	—
Gain on sale of FUWC Stock	—	(65,171,000)
Gain on sale of California Mines	—	(1,756,000)
Deferred tax expense	—	12,860,000
Issuance of Restricted Class A Units	11,000	—
Unit/Stock based compensation expense	—	201,000
Stock option repricing	—	852,000
Depreciation and amortization	211,000	194,000
Mill Site deferred gain realized	(80,000)	(80,000)
Changes in assets:
Receivables and other	(322,000)	1,930,000
Income tax receivable	2,372,000	—
Changes in liabilities:
Current liabilities	(1,271,000)	(1,262,000)
Income taxes payable	—	542,000
Long-term accrued liabilities	(80,000)	(128,000)

Net cash flows used in operating activities	(1,081,000)	(3,698,000)

Cash Flows from Investing Activities
Proceeds from the sale of FUWC Stock	—	81,783,000
Proceeds from the sale of the California Mines	—	726,000
Purchase of short/long-term investments	(6,510,000)	—
Minority interest	306,000	—
Distribution from West Valley MRF	750,000	750,000
Notes receivable collections	250,000	195,000
Environmental insurance	—	(3,800,000)
Capital expenditures	(1,808,000)	(862,000)
Environmental remediation expenditures	(30,000)	(126,000)

Net cash flows from (used in) investing activities	(7,042,000)	78,666,000

Cash Flows from Financing Activities
Issuance of Class A units/common stock	2,000	274,000

Net cash flows from financing activities	2,000	274,000

Net Changes in Cash and Cash Equivalents	(8,121,000)	75,242,000

Cash and Cash Equivalents at Beginning of Year	16,389,000	10,097,000

Cash and Cash Equivalents at End of Quarter	$8,268,000	$85,339,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
for the Nine Months Ended September 30, 2002
(Unaudited)

	Class A Units	Members’ Equity

Balance at December 31, 2001	6,901,299	$44,208,000
Issuance of Class A units	10,500	13,000
Net Loss	—	(259,000)

Balance at September 30, 2002	6,911,799	$43,962,000

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.     BASIS OF PRESENTATION

      The unaudited, consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2001.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2002, and results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001.

      New Accounting Pronouncement.  Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of long-lived assets and for the disposition of a segment of a business.  The adoption of FAS 144 did not have an effect on the Company’s results of operations or financial condition and is effective for fiscal years beginning after December 15, 2001.

      Investments.  The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  The investments are classified as “held-to-maturity” and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid.

Note 2.     SUPPLEMENTAL CASH FLOW INFORMATION

      During the nine months ended September 30, 2002 the Company issued a total of 7,500 Restricted Class A units to outside members of its Board of Managers as part of their compensation.  The restrictions on these units lapse in January 2003.

      In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $700,000 cash at closing and $1.3 million in the form of a note receivable secured by the real estate.

      During the nine months ended September 30, 2001 the Company had 54,333 stock options exercised on a net basis.  These transactions resulted in the Company receiving 36,704 shares of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

Note 3.     INVESTMENTS

      The Company has an Investment Policy which provides for the investment of excess cash balances primarily in commercial paper, debt instruments, certificates of deposits, and government debt securities.  All investments are classified as held-to-maturity investments.  The following is a summary of investment securities as of September 30, 2002:

Held-to-Maturity Securities	Amortized Cost	Less Current Maturities	Maturities from One to Five Years

U.S. corporate commercial paper	$2,428,000	$2,428,000	$—
U.S. corporate debt securities	3,268,000	—	3,268,000
Certificates of Deposits	313,000	313,000	—
U.S. government debt securities	501,000	—	501,000

	$6,510,000	$2,741,000	$3,769,000

Note 4.     EVALUATION OF LONG-LIVED ASSETS

      The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs.  Our reviews as of September 30, 2002, concluded that no impairment of any long-lived asset existed:  (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (80% of which belongs to Kaiser), far more than its capitalized cost; (b) our 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing as written; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 5.     EAGLE MOUNTAIN CONTRACT WITH MANAGEMENT TRAINING CORP

      A portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California.  While funding for private prisons was initially eliminated in California’s 2002 - 2003 state budget,  the 2002-2003 budget for the State of California was signed into law on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003.  It is probable that funding for the private prison located at Eagle Mountain will not be extended beyond June 30, 2003.  If funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.  The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which reserve management will continue to review.

Note 6.    INCOME TAX BENEFIT

      During the third quarter of 2002, the Company recorded a tax benefit of $585,000.  This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax forms for 2001 relating to activity prior to the conversion to a limited liability company.

Note 7.     COMMITMENTS AND CONTINGENCIES

      Environmental Contingencies.  As of September 30, 2002, based upon current information, we estimate that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million.  However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million.  This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $4.0 million liability.  Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized separately from the related liability.

Note 8.     EQUITY

      During the first quarter of 2002, the Company issued Class C and D units to certain officers and terminated the Long-Term Incentive Plan (“TIP”) as to future unearned payments that could have been payable to the Company’s executive officers.  Payments to holders of the Class C and D units will only be paid upon the monetization of the Company’s major assets.  Payments, if any, will be made under a formula that replicates the amount that would have been paid under the TIP if it had been continued.  Class C and D units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable.

PART II

Item 1.      LEGAL PROCEEDINGS

      As discussed in the Company’s Form 10-K Report for 2001, and in the Company’s Form 10-Q Report for the quarters ended March 31, 2002 and June 30, 2002, the Company is engaged in certain claims and litigation.  There were no material developments in any legal proceeding in the third  quarter, except as discussed below.

      Endangered Species Act Threatened Litigation.  The Company, along with the U.S. Department of Interior, the BLM, the District and Metropolitan Water District of Southern California, received a letter dated September 26, 2002, from the Center for Biological Diversity, the Sierra Club, Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the Landfill Project.  Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the US Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion.  In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.  The Company believes that the positions of the Complaining Groups are incorrect and that the mitigation measures in the biological opinion are to be implemented in connection with the commencement of the construction of the Landfill Project.

      London Carriers Indemnification Claim. On November 6, 2002, the Company received a letter from legal counsel for certain Underwriters at Lloyd’s, London and certain London Market Insurance Companies (“London Carriers”) allegedly tendering defense and indemnification obligations to the Company as a result of the London Carriers being a defendant in a lawsuit entitled Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. The London Carriers allege that the Company has indemnity and defense obligations pursuant a settlement agreement reached with the London Carriers in 1995. It appears that the underlying amount in dispute is in excess of $3,000,000 plus attorneys’ fees. Since this matter was just recently received, the Company has just begun its investigation and review of this matter.

Item 2.      CHANGES IN SECURITIES

      Not applicable.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

Item 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      Not applicable.

Item 5.      OTHER INFORMATION

      None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

	99.1	Certification of Richard E. Stoddard, Chief Executive Officer of Kaiser Ventures LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

	99.2	Certification of James F. Verhey, Chief Financial Officer of Kaiser Ventures LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.3	Audit Committee Charter of Kaiser Ventures LLC.

B.	Reports on Form 8-K

None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER VENTURES INC.

Dated: November 12, 2002	/s/ JAMES F. VERHEY

James F. Verhey Principal Financial Officer

Certification

I, Richard E. Stoddard, certify that:

1. I have reviewed this quarterly report on Form 1O-Q of Kaiser Ventures LLC;

           2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

           3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and I.5d-14) for the registrant and we have:

                        a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                        a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

           6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ RICHARD E. STODDARD

Richard E. Stoddard

Certification

I, James F. Verhey, certify that:

1. I have reviewed this quarterly report on Form 1O-Q of Kaiser Ventures LLC;

           2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and I.5d-14) for the registrant and we have:

                       a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                       a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ JAMES F. VERHEY

James F. Verhey