Form 10-K
period 2002-12-31
KAISER VENTURES LLC
filed 2003-03-27
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION
 Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-65194

KAISER VENTURES LLC
(Exact name of registrant as specified in its charter)

DELAWARE	33-0972983

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 E. Inland Empire Blvd. Suite 480 Ontario, Ca 91764

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (909) 483-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Class A Units	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the registrant’s Class A Units, held by non-affiliates of the registrant was approximately $9,726,342 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2001, which was assumed to be the same value as of March 22, 2002.  The Class A Units are not publicly traded.  (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

At March 25, 2003, 6,911,799 Class A Units were outstanding including 136,919 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy.

Documents Incorporated By Reference:  Portions of the definitive Proxy Statement for the Registrant’s 2003 annual meeting are incorporated by referenced in Part III of this Report on Form 10-K.  In addition, certain exhibits as identified in the Exhibit List to this Report on Form 10-K are incorporated by reference.

i

PART I

FORWARD-LOOKING STATEMENTS

          Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any 10-K Report, Annual Report, 10-Q Report or 8-K Report of the Company may include forward-looking statements.  In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company.  You should not put undue reliance on forward-looking statements.  When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties, and assumptions.  We believe that our assumptions are reasonable.  Nonetheless, it is likely that at least some of these assumptions will not come true.  Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected.  For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to:  Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California.  The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WHO WE ARE

          Unless otherwise noted:  (1) the term “Kaiser LLC” refers to Kaiser Ventures LLC; (2) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc.; (3) the terms “Kaiser,” “the Company,” “we,” “us,” and “our,” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or currently Kaiser LLC, and their respective subsidiaries.  Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001; (4) the terms “Class A Units” and “members” refer to Kaiser LLC’s Class A Units and the beneficial owners thereof, respectively; and (5) the term the “merger” refers to the merger of Kaiser Inc. with and into Kaiser LLC effective November 30, 2001, in which Kaiser LLC was the surviving company.

Item 1.     BUSINESS

Business Strategy

          General.  Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987.  Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy.  Currently, our principal assets include:

•

An 81.78% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert.  This landfill is currently subject to a contract for its sale to

County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million;

•

A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

•	Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District.

          As of December 31, 2002, we also had cash and cash equivalents, and receivables and long-term investments of approximately $16.2 million.

          Cash Maximization Strategy.  In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders.  Under this strategy, Kaiser sought to:

•	To complete the sale of the landfill project at the Eagle Mountain Site and to resolve the outstanding litigation in connection with the related federal land exchange at that site.

•

To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

•	To continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe its is appropriate to sell this asset;

•	To sell miscellaneous assets such as surplus property and mineral interests in Southern California; and

•	To further reduce our general and administrative expenses by continuing to reduce our staff as well as sell our remaining assets.

          Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

•

In August 2000, MRC entered into an agreement to sell the landfill project at the Eagle Mountain Site to the District.  This sale is subject to the satisfaction of numerous conditions, not all of which have been satisfied.  As a result, we cannot be sure that this sale will close on the terms negotiated with the District, if at all.  For additional information, see “BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Pending Sale of the Landfill Project.”

•

Also in August 2002, we sold approximately 588 acres of the former KSC mill site property (referred to as the Mill Site Property) for $16 million in cash plus the assumption of certain environmental liabilities.  For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - CCG Ontario, LLC.”

•

In October 2000, we sold approximately 37 additional acres of the Mill Site Property for $3.8 million in cash.  For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - Rancho Cucamonga Parcel.”

•

In October 2000, we sold our interest in Fontana Union Water Company, a mutual water company, for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease.  For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Water Resources - Fontana Union Stock Sale.”

•

In June 2001, we purchased an insurance policy, covering substantially all of Kaiser’s remaining historical environmental and asbestos related risks.  For additional information, see “BUSINESS - Historical Operations and Complete Transactions - Mill Site Environmental Matters.”

          Conversion to a Limited Liability Company.  As a result of the actions outlined above, Kaiser Inc. had cash and cash equivalents of approximately $80 million as of September 30, 2001.  At that time, Kaiser Inc.’s Board sought the best means of delivering this cash to its investors on a tax advantageous basis while also avoiding any future double taxation generally imposed on future corporate distributions to investors.  After considering various alternatives, Kaiser Inc.’s Board determined that converting Kaiser Inc. into a limited liability company would best achieve these goals.

          More specifically, by converting to a limited liability company on or before December 31, 2001, Kaiser ultimately saved approximately $16 million in income taxes in 2001 by capturing, among other things, the significant accumulated tax losses associated with MRC.  These tax savings meant that Kaiser Inc. was able to increase the cash distributed to its stockholders by almost $2.00 per share.  In addition, the conversion enabled most of Kaiser Inc.’s stockholders to offset their tax basis in each share of Kaiser Inc.’s common stock against the cash distribution to them in the merger, with only the difference taxed at capital gains rates.

          The conversion was approved at Kaiser Inc.’s November 28, 2001, annual meeting of its stockholders and consummated on November 30, 2001.  The conversion was accomplished through the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC as the surviving company of the merger.  In order to capture the benefits associated with the tax flow-through treatment offered by a limited liability structure, and the requirements imposed by the Internal Revenue Code, the Class A Units received in the merger could not be traded on any securities market and would be subject to significant transfer restrictions.

EAGLE MOUNTAIN LANDFILL PROJECT AND PENDING SALE

          Description of the Eagle Mountain Site.  Kaiser’s 10,108 acre Eagle Mountain Site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site.  In 1988, Kaiser leased what is now approximately 4,654 acres of the idle mine site and the rail line to MRC for development of a rail-haul solid-waste landfill.

          In 1988, in anticipation of Southern California’s need for new environmentally safe landfill capacity, MRC began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser’s Eagle Mountain Site.  The landfill project has received all 20 of the major permits and approvals required for siting, constructing, and operating the landfill project.  We believe that the Eagle Mountain Site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill, including, among other attributes, its remote location, arid climate, available and suitable materials for the proposed liner system and daily cover, and rail access.

          Acquisition of Our Interest in MRC.  We initially acquired our interest in MRC in 1995, as a result of the withdrawal of MRC’s previous majority owner, a subsidiary of Browning Ferris Industries.  Before and in connection with this withdrawal, Browning Ferris invested approximately $45 million in MRC.  In 2000, Kaiser assigned all of the economic benefits of the MRC lease and granted an option to buy the landfill property to MRC in exchange for an increase in Kaiser’s ownership interest in MRC.  The MRC lease will terminate upon the sale of the landfill project to the District, assuming the sale is completed.  We presently own 81.78% of MRC’s Class B Units and 100% of its Class A Units.

PENDING SALE OF THE LANDFILL PROJECT

          Background.  In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million.  Under the terms of that agreement, upon closing of the sale, $39 million of the total purchase price is to be deposited into an escrow account.  This money would be released to MRC on the resolution of certain litigation contingencies relating to the litigation challenging the completed federal land exchange.  Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001, and will be paid out to MRC on a quarterly basis, once the initial closing of the sale occurs and once there is a successful outcome of the federal litigation at the Federal District Court level, after all appeals are exhausted.  The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and is expected to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity.  Receipt of the purchase price, in whole or in part, if at all, is expected to be delayed for several years pending satisfactory resolution of these contingencies.  At this time we cannot estimate when or if the sale may be completed.

          Additionally, the sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies.  The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title matters and negotiating mutually acceptable joint use agreements. We continue to work on resolving various title issues, obtaining necessary consents and otherwise working toward a closing.  Although the contractual expiration date is currently May 31, 2003, the date has already been extended a number of times.  The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the closing date one or more additional times.  There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project.  Kaiser has agreed with the District to vote its interest in MRC in favor of the sale of the landfill project to the District on its current terms.

          In 2002 the environmental impact report for the expansion of the District’s Puente Hills landfill was approved and a legal challenge to such report was also resolved in favor of the District.  The District also received its required permit from Los Angeles County and is in the process of seeking final permits from other agencies.

Current Status

          Approval by Riverside County of the Landfill Project; Development Agreement.  Between 1992 and 1995, MRC faced legal challenges to its application and receipt of regulatory permits and consents required to operate the landfill project.  In March 1995, MRC re-initiated the necessary permitting process by filing its land use applications with Riverside County and working with the County and U.S. Bureau of Land Management, referred to as the BLM, in securing the certification and approval of a new environmental impact report, or an EIR.  After extensive public comment, the new EIR was released tothe public in January 1997, and received final approval from the Riverside Board of Supervisors in September 1997.

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

          In addition, the financial payments to or for the benefit of Riverside County and others are detailed in the Development Agreement as well as in the Purchase and Sale Agreement, which forms a part of the Development Agreement.  The Purchase and Sale Agreement requires a per ton payment on non-County waste determined from a base rate which is the greater of $2.70 per ton or ten percent (10%) of the landfill tip fee up to 12,000 tons of non-County waste.  The 10% number increases to 12½% for all non-County waste in excess of 12,000 tons per day.  The per ton payment to the County also increases as volume increases.  The per ton payments on non-County Waste to Riverside County are summarized as follows:

Average Tons Per Day of Non-County Waste			Payment to Riverside County

0	-	7,000	Greater of 10% (12.5% once volume exceeds 12,000 tpd or $2.70 (“Base”)
7,000	-	10,000	Base + $ .80
10,000	-	12,000	Base + $1.30
12,000	-	16,000	Base + $2.30
16,000	-	20,000	Base + $3.30

          Of the payments made to Riverside County by MRC on non-County municipal solid waste, $.90 of the per ton payment will be deposited into an environmental trust.  In addition, MRC directly pays $.90 per ton into the environmental trust for in-County waste deposited into the landfill.  Funds in the environmental trust are to be used within Riverside County for:  (a) the protection, acquisition, preservation and restoration of parks, open space, biological habitat, scenic, cultural and scientific resources; (b) the support of environmental education and research; (c) the mitigation of the landfill project’s environmental impacts; and (d) the long term monitoring of the above mentioned items.

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

          The initial term of the Development Agreement is fifty years, although it may be extended to November 30, 2088, under certain conditions.  The Development Agreement allows the landfill project to receive up to 20,000 tons per day, 6 days a week, of non-hazardous municipal solid waste.  However, during its first ten years of operation, the landfill owner is limited to 10,000 tons per day of non-County waste plus the waste generated from within the County.  After ten years, the owner of the landfill may request an increase in its daily tonnage, and an independent scientific panel will review such request.  The panel’s review is effectively limited to confirming substantial compliance with all developmental approvals, mitigation measures and permits.

          We anticipate that the Development Agreement will be fully executed and recorded just prior to the closing of the sale of the landfill project.  Riverside County has approved the assumption of the Development Agreement by the District as part of the sale of the landfill by MRC.

          Successful Appeal of EIR Litigation.  After the September 1997 approval of the new EIR for the landfill project, litigation with respect to MRC’s EIR certification resumed.  In February 1998, the San Diego County Superior Court issued a final ruling with respect to this litigation, finding that the EIR certification did not adequately evaluate the landfill project’s impact on the Joshua Tree National Park and the threatened desert tortoise.  MRC, Kaiser and Riverside County appealed the Superior Court’s decision; opponents did not appeal.

          On May 7, 1999, the Court of Appeal announced its decision to completely reverse the San Diego Superior Court’s prior adverse decision.  The Court of Appeal’s decision, in effect, reinstated the EIR certification and reinstated the previous approval of the landfill project by Riverside County.  In June 1999, opponents to the landfill project requested that the California Supreme Court review and overturn the Court of Appeal’s decision.  In July 1999, the California Supreme Court declined to review the Court of Appeal’s decision.

          Federal Land Exchange and Ongoing Litigation.  In October 1999, Kaiser’s wholly owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM.  In this exchange, Kaiser transferred approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way to the BLM and a nominal cash equalization payment in exchange for approximately 3,500 acres of land within the landfill project area.  The land exchanged by Kaiser was identified as prime desert tortoise habitat and was a prerequisite to completion of the permitting of the landfill project.  With the land exchange completed, the Eagle Mountain Site consists of approximately 10,108 acres with 8,636 acres held in fee (which includes the Eagle Mountain Townsite) and approximately 1,472 acres held as various mining claims.

          Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal.  The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act.  In November 2000, the Ninth Circuit Court of Appeals announced a decision in an unrelated case that may have a material adverse impact on Kaiser’s federal land exchange litigation and the pending sale to the District.  In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange.  The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill.  The court did not, however, determine the proper valuation of the exchanged lands.  The plaintiffs in Kaiser’s federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser’s land exchange with the BLM is similarly defective.  In light of the Bisson decision, the BLM has completed an independent review of the “highest and best use” analysis.  The BLM’s independent appraiser concluded that there would be no change in the determination of the “highest and best use” in the appraisal used in the land exchange if the property involved was expressly considered as a landfill site.  Given all the facts and circumstances, the independent appraiser concluded that there was no premium to be paid for the property interests exchanged by the BLM even if a portion of such property interests were a part of a planned landfill.  The scheduled briefing in this case was completed in January 2003.  A decision from the court is anticipated in 2003.

          In addition to the federal land exchange litigation, the Company, along with the U.S. Department of Interior, the BLM, the District and Metropolitan Water District of Southern California, received a letter in September 2002 from the Center for Biological Diversity, the Sierra Club, Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the landfill project.  Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion.

In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

          In reviewing the complaints of the Complaining Group, the BLM out of an abundance of caution conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion.  Although, regular use of the railroad has not commenced, the BLM requested that the Company develop a maintenance schedule for the railroad that would include addressing, among other things, the particular concerns of culverts and rail line ballast.  The Company has submitted a proposed schedule which is currently being reviewed by the BLM.  See “Legal Proceedings - Eagle Mountain Landfill Project Land Exchange Litigation.”

          Eagle Crest Energy Company.  In November 2000, Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, filed an application for a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,000 mega-watt hydroelectric pump storage project and ancillary facilities.  The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District.  The Company has not agreed to sell or lease this property to ECEC.  This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999.  However, as a result of the land exchange with the BLM, there is no title reservation on any portion of the property.  FERC issued a preliminary permit to ECEC in June 2001.  We, along with others, have objected to the ECEC project and have intervened in the matter.  To management’s knowledge, there was no material activity by Eagle Crest Energy Company in 2002 with regard to its permit application.

Ongoing Considerations if the Sale is not Completed

          Successful resolution of the federal land exchange litigation could take a number of years.  If MRC does not complete the sale of the landfill project to the District, MRC will likely require a substantial further investment by Kaiser and other investors in MRC.  Due to delays in closing on the sale to the District and the additional threatened Endangered Species Act litigation, we anticipate that an additional investment in MRC in 2003 may be necessary, in an amount up to $2 million.  We can make no assurance that sufficient and suitable financing will be available to MRC in order to allow it to continue to pursue the landfill project and to resolve the federal litigation and any new litigation.  If MRC continues to pursue development of the landfill, it will face several financial and operational obstacles.  Additionally, MRC could decide not to pursue the continued development of the landfill project, which would likely materially hinder MRC’s ability to sell the landfill project on favorable terms, if at all.

          Governmental Regulation/Permitting.  In the development and maintenance of our assets, we and other entities on which we rely are subject to extensive, expensive and increasingly stringent regulation by federal, state and local authorities.  Entities operating in this arena must obtain and maintain numerous local, state and federal governmental permits and consents.  Failure to comply with these regulations could result in the loss of a needed license, permit or consent or could result in significant monetary fines.  Examples of the wide ranging regulations which apply to the development and maintenance of our assets include:

•	Waste collection - local agencies require licenses to collection vehicles and monitor truck safety,

•	Landfill activities (such as the Eagle Mountain landfill project) - local and state authorities require permits and consents.

•	Waste transfer, interim processing, resource recovery and disposal - we and the entities on which we rely must comply with zoning and land-use restrictions.

•	General - Air, noise and water pollution regulations may also affect our business from time to time.

          Competition.  The waste management industry is highly competitive, with a few large, integrated waste management firms and a significant number of smaller, independent operators.  The number of competitors has decreased over the past five years, but their size has greatly increased as a result of mergers and acquisitions of waste hauler and management companies.  Due to this increasing competition and industry consolidation, there are fewer independent waste management operating companies than in the past and, as a result, fewer potential buyers of our waste related assets.  If this reduction of industry operators negatively impacts our ability to operate or sell our assets on favorable terms, our results will likely be materially and adversely affected.

          Currently, the Mesquite Regional Landfill located in Imperial County, California is the only other competing rail-haul project proposed in California.  The District also entered into an agreement to purchase the Mesquite Regional Landfill at a price and on terms substantially similar to the sale of the landfill project by MRC to the District.  We understand that the District completed its purchase of the Mesquite Regional Landfill in late 2002.  The impact, if any, of the District’s completion of the purchase of the Mesquite landfill project prior to the completion of the purchase of the landfill project is unknown.

          Truck-haul landfills in the Los Angeles Basin are also competitors to the proposed rail-haul landfills.

          Risks.  As is discussed in this Report on Form 10-K, there are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District recently purchased.  There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District.  There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties.  Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price.  There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District.  In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the recently threatened litigation over the Endangered Species Act, all as discussed above.  No assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on our current plan to sell the landfill to the District.  If we are unable to manage any of these risks or uncertainties, we may not be able to sell the landfill at a favorable price, if at all, and the value of our Class A Units could be materially reduced.

WEST VALLEY MATERIALS RECOVERY FACILITY AND TRANSFER STATION

Background

          West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary Burrtec Waste Industries, Inc.  This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF.  Under the terms of the parties’ business arrangements, Kaiser Recycling and Kaiser remain responsible for any pre-existing environmental conditions and West Valley MRF is responsible for environmental issues that may arise related to any future deposit or release of hazardous substances.  Kaiser and Burrtec have each given separate performance guaranty agreements guarantying the prompt performance of their respective subsidiary’s obligations.

          Phase 1 of the West Valley MRF, which included a 62,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services was built and equipped in 1997 for a total cost of approximately $10.3 million.  Phase 2 of the West Valley MRF was completed in 2001 and increased the processing facility by an additional 80,000 square feet and included the installation of new recycling lines that increased the capacity of the facility to approximately 5,000 tons per day.  Phase 2 was completed for a total approximate cost of $11 million.  West Valley MRF is currently processing approximately 3,000-4,000 tons of municipal solid and green waste per operating day.

          The West Valley MRF generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by Kaiser to operate.  Furthermore, the West Valley MRF should generate sufficient cash distributions to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs.

          The Operating Agreement for the West Valley MRF provides the opportunity for either Burrtec or Kaiser to buy the other party’s interest in the West Valley MRF at fair market value in the event a party desires to accept an offer to buy its interest in the West Valley MRF, in the event of default by a party under the Agreement that is not cured within a specified time period, or, in some circumstances, in the event there is a proposed transfer or deemed transfer.  For example, a change in the control of Kaiser to a company that is in the waste management business could trigger Burrtec’s option to purchase our interest in the West Valley MRF.

Financing

          Most of the financing for the West Valley MRF was obtained through the issuance and sale of California Pollution Control Financing Authority tax exempt bonds.  Approximately $9,500,000 in bonds were issued in June 1997 (Phase 1), and approximately $8,500,000 in bonds were issued in May 2000 (Phase 2), to finance the West Valley MRF’s construction and development.  The interest rate for the Bonds varies weekly.  The rates for 2002 ranged from 1.55% to 2.45%.  Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2030, although West Valley MRF is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule.

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

          West Valley MRF and Union Bank have also executed a Reimbursement Agreement that, among other things, sets the terms and conditions whereby West Valley MRF:

•	is required to repay Union Bank in the event of a draw under the letter of credit;

•	grants Union Bank certain security interests in the income and property of West Valley MRF;

•	agrees to a schedule for the redemption of the Bonds; and

•	agrees to comply with certain financial and other covenants.

          Kaiser and Kaiser Recycling have also provided environmental guaranty agreements to Union Bank.  Under these agreements, Kaiser and Kaiser Recycling are jointly and severally liable for any liability that may be imposed on Union Bank for pre-existing environmental conditions on the West Valley MRF’s property acquired from Kaiser Recycling that the West Valley MRF fails to timely address.

Competition

          Burrtec owns and operates a transfer and limited materials recovery facility in Agua Mansa, California.  This facility is located approximately 15 miles from the West Valley MRF and could compete, in very limited areas, for waste that might otherwise go to the West Valley MRF.  To date, the materials recovery facility in Agua Mansa has had little impact on the West Valley MRF’s market for customers.  Burrtec also owns or controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are not currently considered to be competitors of the West Valley MRF.  Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley.  Except for a small materials recovery facility located in Colton, California owned by Republic Industries, Kaiser believes that none of them has yet completed the permitting process.  However, the materials recovery facility in Colton is a competitor and one municipality has switched its recycling services from the West Valley MRF to the Colton facility.

Tar Pits Parcel

          Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel.  Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property.  Except for ongoing inspection and monitoring activities, remediation of the Tar Pits Parcel was completed in 2002 at CCG Ontario, LLC’s, (referred to as CCG), expense.  CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property.  See “BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters.”

EAGLE MOUNTAIN TOWNSITE

          Kaiser owns and operates the Eagle Mountain Townsite through a wholly-owned subsidiary.  The Eagle Mountain Townsite covers approximately 1,300 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures.  As part of the District’s purchase of the landfill project from MRC, the District will acquire or control a substantial portion of this infrastructure, including utility and water distribution facilities, which serves the landfill property as well as the Eagle Mountain Townsite.However, the District will not be acquiring any houses as a part of the landfill property.

          A portion of the Eagle Mountain Townsite is leased on a month-to-month basis to a company that operates a minimum security prison under contract with the State of California.  While funding for private prisons was initially eliminated in California’s 2002 - 2003 state budget, the 2002-2003 budget for the State of California that was signed into law on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003.  It is probable that funding for the private prison located at Eagle Mountain will not be extended beyond June 30, 2003.  If funding for the private prison is discontinued for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.  The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management will continue to review.

          When the Eagle Mountain iron ore mine was operational, the Eagle Mountain Townsite provided housing for mine employees and their families.  Other than possible environmental remediation associated with asbestos containing products, Kaiser is not currently aware of any material environmental remediation required at the Eagle Mountain Townsite that could require Kaiser to expend substantial funds or that could lead to material liability.

OTHER KAISER ASSETS

Land adjacent to the Eagle Mountain Site

          In and around the Eagle Mountain Townsite area, Kaiser has various possessory mining claims aggregating approximately 1,472 acres and holds approximately 7,344 acres in fee simple.  This property is in addition to the approximate 1,300 acre Eagle Mountain Townsite.Approximately 4,654 acres of this property will be sold as a part of the sale of the landfill project.

          Kaiser owns four deep water wells, two of which are currently being used, and two booster pump stations that serve the Eagle Mountain site and the Eagle Mountain Townsite.

Lake Tamarisk, California

          Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine.  This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course.  With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150.  Lake Tamarisk Development, LLC, a wholly owned subsidiary of Kaiser, owns 77 improved lots, including, among other lots, one residential structure and a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk.

HISTORICAL OPERATIONS AND COMPLETED TRANSACTIONS

Water Resources

          Background.  Until the sale of its ownership interest in Fontana Union Water Company, or Fontana Union, to Cucamonga County Water District, referred to as “Cucamonga,” in March 2001 for $87.5 million or approximately $10,860 per share of Fontana Union stock, the Company’s results of operations depended, in large part, on water rights and successfully leasing such rights.  Concurrently with the sale of its Fontana Union stock, the Company also received approximately $2.5 million in payments under its water lease with Cucamonga.  Thus, the following information concerning Fontana Union and Cucamonga is provided for historical purposes and to assist the reader as to the context of the Fontana Union stock sale.

          Fontana Union owns water rights to produce water from four distinct surface and subsurface sources of water near Fontana, California.  Kaiser’s ownership of Fontana Union entitled it to receive, annually, a proportionate share of Fontana Union’s water.  In addition, when other shareholders of Fontana Union did not take their annual proportionate shares of water, the unclaimed water for each year was divided pro rata among the shareholders that did exercise their right to take water in that year.  At the time we sold our interest in Fontana Union in March 2001, our pro rata interest in unclaimed water raised our effective overall ownership percentage to approximately 57.19%.

          Lease of Interest in Fontana Union to Cucamonga County Water District.  In 1989, Kaiser leased all of its then owned shares of Fontana Union stock to Cucamonga, a local water district, under the terms of the 102-year take-or-pay lease, referred to as the “Cucamonga Lease.”  Under this lease, Cucamonga was entitled to receive all of our proportionate share of water from Fontana Union (including shares acquired after 1989) with lease payments based upon fixed quantities of water at a rate of 68.13% of rate charged by the Metropolitan Water District of Southern California, the “MWD,” for untreated, non-interruptible water as available through Chino Basin Municipal Water District.

          Under the terms of the Cucamonga Lease, our future lease revenue increases depended primarily upon any adjustments in the MWD water rates and other fees upon which the lease rate was calculated.  The MWD rate established for untreated, non-interruptible water is based on a number of factors, including the MWD need for funds to finance capital improvements and to cover its fixed operational and overhead costs.

          On July 1, 1995, MWD implemented changed rates and a new rate structure which was the subject of a dispute between Kaiser and Cucamonga.  In December 2000, MWD approved another major rate restructuring.  Without the Fontana Union stock sale, we anticipated that we would be engaged in an additional dispute with Cucamonga as a result of MWD’s continued adoption major rate restructuring programs every few years.

          The Cucamonga Lease Dispute.  As a result of these July 1995 changes in the MWD rates, we asserted that all the changed rates and items implemented by MWD, which must be paid in order to receive untreated, non-interruptible water from MWD, were to be included in the calculation of the MWD rate payable under the terms of the Cucamonga Lease.  Cucamonga disputed our interpretation and asserted that our interpretation of the Cucamonga lease in relation to the changes effected in 1995 by the MWD would result in a rate increase to Cucamonga in excess of the 1995 MWD rate of increase Cucamonga asserted was the appropriate rate increase (the “Dispute”).  This Dispute, impacted all payments made by Cucamonga subsequent to July 1995.  Because Kaiser and Cucamonga were unable to resolve this Dispute out of court, in 1996 Kaiser instituted litigation against Cucamonga in San Bernardino County Superior Court.

          After a trial on the matter in March 1998, the Court concluded that the MWD rate, as defined in the Cucamonga lease, was discontinued effective July 1, 1995, as a result of the rate restructuring implemented by MWD.

          Fontana Union Stock Sale.  Prior to the determination of the outcome of an arbitration over the new MWD rate that would be used under the terms of the Cucamonga Lease, the parties negotiated a resolution to the Dispute with the sale of the Company’s Fontana Union Stock to Cucamonga for a purchase price of $87.5 million.  In addition, Cucamonga agreed to pay $2.5 million in payments under the Cucamonga Lease.  Kaiser Inc.’s stockholders approved the Fontana Union stock sale in February 2001, and the Fontana Union stock sale was completed on March 6, 2001.

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

          The California Speedway Property. In November 1995, the Company contributed approximately 480 acres of the Mill Site Property in exchange for common stock in the company that became Penske Motorsports, Inc., a leading promoter of motor sports activities and an owner and operator of automobile racetracks.  In December 1996, the Company sold to PMI approximately 54 additional acres of the Mill

Site Property, for cash and additional stock in PMI. The California Speedway, a world class motor sports speedway, was constructed on this approximate 534 acres of the Mill Site Property.

          In July 1999, International Speedway Corporation, referred to as ISC, through a wholly owned subsidiary, acquired PMI.  Kaiser Inc., as a stockholder in PMI, voted for the merger and elected to receive a portion of the merger consideration in cash and a portion in ISC stock.  In the transaction Kaiser received approximately $24 million in cash and 1,187,407 shares of ISC Class A common stock, resulting in a gain of $35.7 million.  Subsequent to PMI’s acquisition, we sold all of the shares we owned in ISC at an average price of approximately $53.52 per share, realizing an additional gain of approximately $6.6 million.  The gross cash proceeds we received in 1999 from the merger and the subsequent sale of ISC stock totaled approximately $88 million.

          The NAPA Lots.  In conjunction with the permitting and development of the California Speedway, we permitted and developed three parcels known as the “NAPA Lots” for sale.  In September 1997, the largest NAPA Lot, consisting of approximately 15.5 acres, was sold for a gross sale price of approximately $2.9 million.  In November 1999, another of the NAPA Lots, consisting of approximately 7.8 acres, was sold for a gross cash sales price of approximately $1.7 million.  The remaining NAPA Lot of approximately 5.2 acres was sold in December 1999 for a cash sales price of approximately $1.1 million.

          CCG Ontario, LLC (CCG).  In August 2000, we sold approximately 588 acres of our remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations.  Included in the land sold to CCG were ancillary items such as the sewer treatment plant and the water rights associated with the property.  As part of the transaction, CCG obtained environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the transferred property as well as other environmental obligations subject to limited exceptions.  In addition, before this sale transaction, we were party to a consent order with the California Department of Toxic Substances Control, referred to as the DTSC, which was essentially an agreement to investigate and remediate property.  As part of the sale transaction, this consent order and our financial assurances to the DTSC were terminated, and CCG entered into a new consent order with the DTSC and provided the necessary financial assurances.  For additional information, see “Part I, Item 1.  BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters” below.

          Rancho Cucamonga Parcel.  In October 2000, the Company completed the sale of approximately 37 acres of the Mill Site Property, known as the Rancho Cucamonga parcel, to The California Speedway Corporation.  The gross cash sales price was approximately $3.8 million.

          West Valley MRF Property.  At the time of the formation of West Valley in 1997, Kaiser Inc. contributed 23 acres of the former Mill Site Property, on which a 62,000 square foot building, sorting equipment and related facilities were constructed during Phase 1 of the West Valley MRF development.  Under the terms of our agreements with West Valley, we contributed additional land approximating 7 acres after that land’s environmental remediation in 2000.  We are also obligated to contribute the Tar Pits Parcel to West Valley MRF at its option, upon the environmental remediation of the Tar Pits Parcel in a manner suitable for use by West Valley MRF.  The Tar Pits Parcel is the only acreage that we continue to own at the former Mill Site Property.

Mill Site Environmental Matters

          The operation of a steel mill by the Company’s predecessor, KSC, resulted in known contamination of limited portions of the Mill Site Property.  As discussed above, the Company’s consent order with the

DTSC was terminated in connection with the sale of approximately 588 acres of the remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations.  Concurrently with that termination, CCG entered into a new consent order with the DTSC, in which CCG assumed responsibility for all future investigation and remediation of the Mill Site Property it purchased, as well as various other items covered under its CCG consent order.  In addition, CCG assumed and agreed to indemnify the Company against various contractual environmental indemnification and operations and maintenance (“O&M”) obligations the Company has with purchasers of other portions of the Mill Site Property.  In connection with this land sale, CCG entered into a fixed price environmental remediation services agreement with IT Corporation (“IT”), an environmental contractor, to remediate the known environmental conditions on the property.  IT filed for bankruptcy in January 2002, but certain of the assets of IT were eventually acquired by The Shaw Group, including the fixed price environmental contract.  Accordingly, the fixed price environmental remediation services contract continues to be performed.  In addition, CCG is obligated to remediate the Tar Pits Parcel pursuant to a solidification and capping strategy.  The remediation of the Tar Pits parcel is also covered by the fixed price environmental remediation contract.  Except for continuing inspection and maintenance obligations, the remediation of the Tar Pits Parcel was substantially completed in 2002.

          Many of the environmental obligations assumed by CCG are backed, in whole or in part, by various financial assurance mechanisms or products.  Examples of the financial assurances or products provided, include, but are not limited to:  a performance bond issued to assure performance under the environmental remediation service agreement; a real estate environmental liability insurance policy with a policy limit of $50 million; a remediation stop loss policy covering $15 million in cost overruns for known remediation, which known remediation was estimated to be approximately $15 million; and a limited corporate guaranty by CCG’s parent company.  All financial assurance mechanisms or products are subject to their terms.  In addition, there are certain exceptions to CCG’s assumption of the Company’s prior environmental obligations such as any certain environmentally related litigation outstanding as of the date of the closing of the land sale to CCG.

          With regard to groundwater, we previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board, or the RWQCB, concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations contributed.  The settlement required us to make a $1.5 million cash payment, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality improvement project.  In 1999, approximately 20 years ahead of schedule, we contributed the full 25,000 acre feet required under the terms of the settlement agreement with the RWQCB.  This contribution of water satisfied all of the Company’s obligations to the RWQCB under the terms of the settlement agreement.  CCG did not assume any of the Company’s future obligations, if any, with regard to the specified plume, and we retained potential liability from certain third party claims alleging damages from the identified groundwater plume.  One such claim has been asserted against the Company.  (See “Part 1. Item 3.  LEGAL PROCEEDINGS.”

          As a result of the transaction with CCG and the Company’s previous remediation activities in 2000, the Company’s estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million.  These potential environmental liabilities included, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed above, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate.

          In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased an insurance policy effective June 30, 2001. This insurance policy is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for Kaiser’s ongoing and historical operations.  With the purchase of this policy, we were able to reduce our estimated environmental liabilities to zero.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II, Item 7. of this Report on Form 10-K.

          The Company is involved, from time-to-time, in legal proceedings concerning environmental matters.  See “Part I, Item 3.  LEGAL PROCEEDINGS.”

Employees

          As of March 25, 2003, Kaiser LLC had no employees.  However, Kaiser LLC leases employees through Business Staffing, Inc., a subsidiary of Kaiser LLC, and reimburses Business Staffing for the costs associated with 8 full-time (4 at Ontario, California and 4 at Eagle Mountain, California) and 5 part-time employees (3 at Ontario, California and 2 at Eagle Mountain, California).  All of the full-time and part time employees were previously employed by Kaiser Inc.

Item 2.     PROPERTIES

Office Facilities

          Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California, 91764.  The Company currently leases approximately 2,950 square feet in Ontario, California at a current cost of approximately $6,900 per month.  The lease expires on August 31, 2007, with the right to terminate the lease upon prior written notice effective as of February 28, 2006.  Our subsidiary, Kaiser Eagle Mountain, LLC, also maintains an office at the Eagle Mountain Site.  We own the building used as an office at the Eagle Mountain Site.

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

          A portion of the Eagle Mountain Townsite is leased on a month to month basis to Management Training Corporation a company that operates a minimum security prison under contract with the State of California.  While funding for private prisons was initially eliminated in California’s 2002 - 2003 state budget, the 2002-2003 budget for the State of California that was signed into law on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003.  It currently is unknown whether funding for the private prison located at Eagle Mountain will be extended beyond June 30, 2003.  If funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.  The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which our management periodically reviews.

          In and around the Eagle Mountain area the Company has various possessory mining claims of approximately 3,509 acres and holds approximately 5,635 acres in fee simple (which includes the Eagle Mountain Townsite).  Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed.  See “Part I, Item 1.  BUSINESS - Eagle Mountain Landfill Project.”

          The Company owns four deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain Site.

Railroad

          To transport ore from the Eagle Mountain mine to the mill site (see below), Kaiser Steel Corporation constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California.  We own in fee approximately 10% of the 52-mile railroad right-of-way.  The major remaining portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM.  The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed.  See “Part I, Item 1.  BUSINESS - Eagle Mountain Landfill Project and Pending Sale.”

Fontana, California

          With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former Mill Site Property.  The environmental remediation of this parcel was substantially completed in 2002.  See “Part 1, Item 1.  BUSINESS - Historical Operations and Completed Transactions - Mill Site Property.”

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

Item 3.     LEGAL PROCEEDINGS

          Kaiser, in the normal course of its business, is involved in various claims and legal proceedings.  A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on our financial statements. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized below.  However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which we may be or become a party.  Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

Litigation

          Eagle Mountain Landfill Project Land Exchange Litigation.  In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the BLM.  This completed land exchange has been challenged in two separate federal lawsuits.

          Federal Land Exchange Litigation.  There are two separate, but related, litigation matters in federal district court involving the completed land exchange between Kaiser Eagle Mountain, Inc, and the BLM.  The details of each case are as follows:

               A.          Donna Charpied; Laurence Charpied; The Desert Protection Society (Plaintiffs) v. United States Department of the Interior; Bureau of Land Management; Bruce Babbitt, in his official capacity as Secretary of the Interior; Tom Fry, in his official capacity as Acting Director of the Bureau of Land Management; Al Wright, in his official capacity as Acting California State Director of the Bureau of Land Management; Tim Salt, in his official capacity as Bureau of Land Management California Desert District Manager; Robert Stanton, in his official capacity as Director of the National Park Service, Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation (Defendants), (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)).

          In December 1999, opponents of Eagle Mountain landfill project filed a lawsuit in the federal district court located in Riverside, California seeking to stop the Eagle Mountain landfill project.  In summary, the lawsuit challenges the BLM’s approval of a land exchange between the Company and the BLM.  The challenges are based upon, among other things, the Company’s and the BLM’s alleged failure to comply with the National Environmental Policy Act and the Federal Land Policy Management’s Act.  The relief sought is an unwinding of the land exchange that was completed on October 13, 1999, and the award of attorneys’ fees.  The National Park Service has been dismissed out of the lawsuit.  In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange.  The court concluded that the appraisal should have considered the highest best use of the lands being acquired from the BLM as a landfill.  The court did not, however, determine the proper valuation of the exchanged lands.  The plaintiffs in Kaiser’s federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser’s land exchange with the BLM is similarly defective.

          In light of the Bisson ruling, the BLM has completed an independent review of the “highest and best use” analysis consistent with that discussed in the Bisson decision.  The BLM’s independent appraiser concluded that there would be no change in the determination of the “highest and best use” analysis in the appraisal used in the land exchange if the property involved was expressly considered as a land fill site.  Given all the facts and circumstances, the independent appraisal concluded that there was no premium to be paid for the property interests exchanged by the BLM even if a portion of such property interests were a part of a planned landfill.

          Although we originally anticipated that the federal court would hold a trial or rule on summary judgment motions in 2001, this original schedule has been substantially delayed for, among other reasons, the court ruling in Bisson.  All scheduled briefing was completed on January 13, 2003 and Kaiser currently anticipates a decision in 2003.  Kaiser is vigorously defending the litigation.

               B.          National Parks and Conservation Association (Plaintiff) v. Bureau of Land Management; United States Department of the Interior; Kaiser Eagle Mountain, Inc.; and Mine Reclamation Corporation (Defendants), (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 000041 VAP(JWJx)).

          This lawsuit was brought by the National Parks Association and alleges causes of action that are virtually identical to the causes of action asserted in the Charpied litigation.  All scheduled briefing has been completed for this litigation.  Kaiser is also vigorously defending this matter.

          Threatened Endangered Species Act Litigation.  The Company along with the U.S. Department of Interior, the BLM, the Los Angeles County Sanitation District and Metropolitan Water District of Southern California, received a letter dated September 26, 2002, from the Center for Biological Diversity, the Sierra Club, Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the Eagle Mountain landfill project.  Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion.  In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

          In reviewing the complaints of the Complaining Group, the BLM, out of an abundance of caution, conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion.  Although regular use of the railroad has not commenced, the BLM requested the Company to develop a maintenance schedule for the railroad that would address, among other things, the particular concerns of culverts and rail line ballast. The Company has submitted a proposed schedule which is currently being reviewed by the BLM.

          Warrant Dispute.  New Kaiser Employees’ Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase, respectively, 460,000 and 285,260 Class A Units in the Company (the warrants were initially for common stock of Kaiser Inc. and were converted into Class A Units of Kaiser LLC in the merger).  VEBA and PBGC have each claimed that the treatment of its warrant in the conversion violated the terms of the warrant.  We do not believe this claim has any merit.  Prior to the vote on the conversion proposal, it was agreed by Kaiser, VEBA and PBGC that the rights of each VEBA and PBGC, under its warrant, would not be changed or waived by (i) any consent to or approval of the conversion proposal by either VEBA, PBGC or any director representing either of them, or (ii) any decision by either the VEBA or the PBGC to delay any potential legal challenge until after the adoption and completion of the conversion proposal.  VEBA and PBGC voted their respective shares in Kaiser Inc. in favor of the conversion proposal.  VEBA and PBGC continue to assert that the conversion proposal violated the terms of its warrant.

          Product Liability Litigation.  In March 2002, we received a complaint in the mail captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02).  The plaintiffs in this suit allege that KSC, or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana.  It is further alleged that this portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline and causing damage to the plaintiffs’ respective interests in land and that there were business interruption damages to certain of the plaintiffs.  No amount of damages has been pled.  Based upon the complaint, it appears that plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or manufactured the pipe in the ruptured section of the pipeline.  There were no material developments in this case in 2002 other than service of the complaint on us.  Kaiser still has not yet been required to respond to the lawsuit.  A National Transportation & Safety accident report identified another company as the maker of the ruptured pipe.  Based upon information currently known, it is anticipated that the

Company will be dismissed from the lawsuit.  At this time, Kaiser still has not yet been required to respond to the lawsuit.

          Asbestos Litigation.  There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.).  There currently are approximately 20 active suits.  Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability.  However, there is an increasing number of claims involving other facilities such as the former Kaiser Steel Mill Site Property.  Plaintiffs attorneys are increasingly requesting mill site and Eagle Mountain related documents in an effort to build a “war chest” of documents for future litigation.

          Most of these lawsuits are third party premises claims alleging injury resulting from exposure to asbestos or asbestos containing products and involve multiple defendants.  The Company anticipates that it, often along with KSC Recovery, will be named as a defendant in additional asbestos lawsuits.  A number of large manufacturers and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past several years, increasing the likelihood that additional suits will be filed against the Company.  In addition, the trend has been toward increasing trial damages and settlement demands.  Virtually all of the complaints against us and KSC Recovery are non-specific, but involve allegations relating to pre-bankruptcy activities.  It is difficult to determine the amount of damages that we could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages.  The Company vigorously defends all asbestos claims as is appropriate for a particular case.

          Of the claims resolved to date, approximately 70% have been resolved without payment to the plaintiffs, and of the 34 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 28 of such cases.  The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

          City of Ontario Claim.  In 2001,the California Regional Water Quality Control Board (“RWQCB”) communicated with us that the City of Ontario had asserted that we were responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from our former mill site property.  By way of background, in the fall of 1993, RWQCB approved a settlement agreement resolving the Company’s groundwater remediation obligation.  The settlement agreement provided that the Company would:  (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation.  We have satisfied all of its obligations under the settlement agreement.  However, the settlement agreement left open the possibility of certain third party claims.  The City of Ontario is vigorously pursuing the claim before the RWQCB and the Company is vigorously defending the claim.

          Slemmer Litigation.  Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856).  The defendants in the lawsuit are Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water and individuals serving on the Board of Directors of Fontana Union Water Company.  In summary, plaintiffs allege that they are the owners of 175 shares of the stock of Fontana Union Water Company, a mutual water company, and that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law.  Among other things, plaintiffs have requested

$25,000,000 in damages and the trebling of such damages under California law.  The plaintiffs were allowed to file a second amended complaint to which the Company filed an answer in January 2003 denying all allegations.  We believe that the allegations against us are without merit and we will vigorously defend this suit.

          Port of Oakland.  The Port of Oakland contacted us regarding a potential claim arising out of alleged contamination of soil from underground storage tanks.  The Port of Oakland alleged that KSC used these tanks at property owned by the Port of Oakland and leased by Kaiser Steel Corporation pursuant to a lease agreement that terminated in 1986.  Based upon the communication received, the Port of Oakland claims damages of approximately $150,000 plus unknown potential remediation costs.  We believe, based upon the information it has been provided to date, that the allegations are without merit and that any potential claim would be barred under the statute of limitations.

         Port of Los Angeles. On March 21, 2003, KSC received a Third Party Complaint captioned Santa Monica Baykeeper, et al (Plaintiffs) v. Kaiser International Corporation, et al (Defendants) / American Bulk Loading Enterprises, Inc. et al (Third-Party Plaintiffs) v. AMICOR, et al (Third Party Defendants) United States District Court Central District of California; Case Number CV-97-7761 DDP (RCx). It appears that the underlying litigation involves a citizens enforcement action commenced against the Port of Los Angeles, Kaiser International Company, and others by the Santa Monica Baykeepers for alleged contamination to the San Pedro Inner Harbor in the Port of Los Angeles arising from the operation of a bulk loading facility. It appears that the Third Party Plaintiffs have subsequently commenced litigation against KSC and thirty-nine other Third Party Defendants. In summary, the Third Party Complaint seeks recovery against KSC and others for any amount paid by the Third Party Defendants under theories of equitable indemnity, negligence and contribution. It is not clear if the Third Party Plaintiffs intend for Kaiser Ventures LLC to be a party to the lawsuit. Since this matter was just served on KSC, we have not had the opportunity to fully review the complaint and obtain and understanding of the underlying facts. However, we will be vigorously defending this lawsuit.

          London Market Claim.  On November 6, 2002, we received a letter from legal counsel for certain Underwriters at Lloyd’s, London and certain London Market Insurance Companies (“London Carriers”) allegedly tendering defense and indemnification obligations to the Company as a result of the London Carriers being a defendant in a lawsuit entitled Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738.  The London Carriers allege that the Company has indemnity and defense obligations pursuant a settlement agreement reached with the London Carriers in 1995.  It appears that the underlying amount in dispute is in excess of $3,000,000 plus attorneys’ fees.  The Company has accepted the tender subject to a full reservation of rights.  Upon receipt of the claim, we tendered the claim to IMACC, which is a third party that we believe is ultimately responsible for any amount that is determined to be owed in this litigation.  IMACC has accepted our tender of the claim of the London Carriers, subject to a reservation of rights.

          Bankruptcy Claims.  The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996.  However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters.  Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

          From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC.  Excluding the asbestos claims, there has been an average of two to four such claims a year for the past several years.  The Explorer Pipeline litigation and the Port of Oakland claims are examples of the types of claims that are occasionally alleged to have arisen out of pre-bankruptcy activities.  In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law.  Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims.  If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a materially adverse effect on Kaiser’s business and value.

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None.

PART II

Item 5.     MARKET FOR THE COMPANY’S EQUITY AND RELATED OWNER MATTERS

Kaiser Inc.

          Kaiser Inc.’s common stock commenced trading on the NASDAQ Stock Marketsm in the fourth quarter of 1990 under the symbol “KSRI.”  In the merger, each Kaiser Inc. stockholder of record as of December 5, 2001, received $10.00 in cash plus one (1) Class A Unit in Kaiser LLC for each share of stock.  The Class A Units are subject to significant trading restrictions and are not listed for trading on any securities exchange.  As a result, Kaiser Inc.’s common stock ceased being publicly traded on November 30, 2001.  The following table sets forth the range of the high and low reported bid prices of Kaiser Inc.’s common stock for the periods indicated, as reported on the NASDAQ Stock Marketsm.

2002 (Kaiser LLC units):	No trading

	Low	High

2001 (Kaiser Inc. stock):
Fourth quarter (through November 30)	$12.06	$12.50
Third quarter	$12.00	$13.11
Second quarter	$12.31	$12.94
First quarter	$8.50	$12.94

          Kaiser Inc. paid a $2.00 per share cash distribution to stockholders of record as of December 13, 2000.

Kaiser LLC

          The Class A Units are subject to substantial transfer restrictions and, therefore, no public or private market in those securities exists.  However, in connection with the merger the Class A Units were independently appraised and determined to have a value of $1.50 as of November 30, 2001.

          As of March 25, 2003, there were approximately 2,786 holders of record of our Class A Units.

          As of March 25, 2003, KSC Recovery held 136,919 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan.

Item 6.     SELECTED FINANCIAL DATA

          The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included herein.

Selected Statement of Operations Data for the years ended December 31:	2002	2001	2000	1999	1998

Total revenues	$1,394,000	$68,051,000	$7,644,000	$49,516,000	$7,097,000
Costs and expenses	2,526,000	6,903,000	6,847,000	13,788,000	4,539,000

Income (loss) from operations	(1,132,000)	61,148,000	797,000	35,728,000	2,558,000
Net interest (income) expense	(497,000)	(2,532,000)	(581,000)	498,000	1,083,000

Income (loss) before income tax provision	(635,000)	63,680,000	1,378,000	35,230,000	1,475,000
Income tax currently payable	18,000	1,795,000	33,000	8,364,000	12,000
Income tax benefit attributed to activities prior to conversion to LLC	(585,000)	—	—	—	—
Deferred tax expense (benefit)	—	12,861,000	(11,998,000)	(3,211,000)	126,000
Deferred tax expense credited to equity (1)	—	—	—	6,048,000	105,000

Net income (loss)	$(68,000)	$49,024,000	$13,343,000	$24,029,000	$1,232,000

Earnings (loss) per unit/share
Net income (loss)
Basic	$(0.01)	$7.45	$2.09	$2.35	$.12
Diluted	$(0.01)	$7.38	$1.99	$2.31	$.11
Basic Weighted average number of units/shares outstanding (2)	6,908,000	6,584,000	6,394,000	10,226,000	10,664,000
Diluted Weighted average number of units/shares outstanding (2)	6,908,000	6,646,000	6,699,000	10,386,000	10,840,000

Selected Balance Sheet Data as of December 31:	2002	2001	2000	1999	1998

Cash, cash equivalents and short-term investments	$10,347,000	$16,389,000	$10,097,000	$14,686,000	$3,409,000
Working capital	10,454,000	16,004,000	19,274,000	5,170,000	(2,487,000)
Total assets	55,424,000	57,210,000	74,788,000	103,445,000	142,942,000
Long-term debt	—	—	—	—	13,750,000
Long-term environmental remediation reserves	3,956,000	4,000,000	4,490,000	23,868,000	24,465,000
Members’/Stockholders’ equity (2)	44,153,000	44,208,000	59,474,000	60,890,000	87,838,000
Units/Shares outstanding (2)	6,912,000	6,901,000	6,523,000	6,317,000	10,685,000
Book value per unit/share (2)	$6.39	$6.41	$9.12	$9.64	$8.22

(1)

The deferred tax expense credited to equity represents taxes that were recorded by the Company for financial reporting purposes, but were not payable due to the Company’s utilization of Net Operating Loss (“NOL”) benefits from losses arising prior to and through the KSC bankruptcy.  Although the amount of this benefit was not included in net income, stockholders’ equity was increased in an amount equal to the NOL tax benefit reported.  There were no remaining NOL carryforwards at December 31, 2001.

(2)

Through November 30, 2001, Kaiser’s equity consisted of common stock.  As of November 30, 2001, the effective date of the merger, Kaiser’s equity ownership was converted into Class A Units in Kaiser Ventures LLC.  At December 31, 2002 and 2001, Kaiser Ventures LLC had 751,956 Class B Units outstanding and at December 31, 2002, Kaiser Ventures LLC had 952 and 48, Class C and D Units outstanding, respectively.  There were no Class C and D units outstanding at December 31, 2001.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 1:  Operating Results

Summary Background

          Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”).  Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy.  As of the date of this 10-K Report, our remaining principal assets include:  (i) an  81.78% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District).  As of December 31, 2002, we also had cash and cash equivalents, receivables and long-term investments in securities of approximately $16.2 million.  As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million.

          We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets.  In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distribution to Kaiser Inc.’s stockholders.  We continue this strategy and currently see to liquidate our remaining assets in order to maximize cash distributions to our members.

Primary Revenue Sources

Ongoing Operations

          Kaiser’s revenues from ongoing operations are generally derived from the development of our long-term projects.  Income from equity method investments reflect Kaiser’s share of income related to those equity investments (i.e., PMI) and, starting in 1997, a limited liability company (i.e., West Valley MRF) which we account for under the equity method. Revenues from water resources represent payments received under the lease of our interest in Fontana Union to Cucamonga, which was sold in 2001.

Interim Activities (net)

          Revenues and expenses from interim activities are generated from various sources.  Significant components of interim activities have included water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site Property; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Site; and royalty revenues from iron ore shipments from our iron ore mine in California (the “Silver Lake Mine”).  Due to the interim nature of these activities, we are presenting these revenues net of their related expenses.  Revenues and expenses associated with these activities at the Mill Site Property and Silver Lake Mine have ceased due to the sales of these properties.

Summary of Revenue Sources

          Due to the developmental nature of certain of our projects and our recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company.  Therefore, we believe it is important to evaluate the trends in the components of our revenues as well as the recent developments regarding our long-term ongoing and interim revenue sources.  See “Part I, Item 1.  BUSINESS” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Analysis of Results for the Years Ended December 31, 2002 and 2001

          An analysis of the significant components of our resource revenues for the years ended December 31, 2002 and 2001 follows:

	2002	2001	% Inc. (Dec)

Ongoing Operations
Gain on Sale of FUWC stock	$—	$65,171,000	(100)%
Water resource	—	295,000	(100)%
Gain on sale of California Mines	—	1,756,000	(100)%
Income from equity method investment in West Valley MRF	1,502,000	978,000	54%
Gain on Mill Site land sales	107,000	107,000	—%

Total ongoing operations	1,609,000	68,307,000	(98)%

Interim Activities (net)	(215,000)	(256,000)	16%

Total resource revenues	$1,394,000	$68,051,000	(98)%

          Resource Revenues.  Total resource revenues for 2002 were $1,394,000, compared to $68,051,000 for 2001.  Revenues from ongoing operations decreased 98% for 2002 to $1,609,000 from $68,307,000 in 2001, while the loss from interim activities (net of related expenses) decreased 16% to $215,000 from $256,000 in 2001.

          Ongoing Operations.  During the first quarter of 2001, we completed the sale of our investment in Fontana Union to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million.  Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to our Long-Term Transaction Incentive Program.  Accordingly, water lease revenues under our 102-year take-or-pay lease with Cucamonga were $0 during 2002 compared to $295,000 for 2001.

          During the first quarter of 2001, we also sold our California Mine properties for $2.0 million, resulting in a gain of $1,756,000.  Finally in both 2002 and 2001, we recognized deferred gains of $107,000 from the sales of certain Mill Site property parcels that closed in 1997 and 1999.

          Income from equity method investments increased by $524,000 to $1,502,000 due to increased equity income from the West Valley MRF during 2002 compared to 2001.  This increase in equity income in the West Valley MRF is mainly due to a 12% increase in volume of waste processed at the West Valley MRF ($575,000); an increase in net recyclable sales due to higher commodity prices ($400,000); and a decrease in interest expense ($60,000).  These increases were partially offset by increases in (a) repairs and maintenance ($185,000); (b) depreciation expense due to the facility expansion that was completed in May 2001 ($165,000); and (c) other operational and overhead expenses ($165,000).

          Interim Activities (net).  Interim activities, net of expenses, for 2002 were a loss of $215,000 compared to a loss of $256,000 for 2001.  This reduction in interim activities losses is only temporary and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project which was concluded during the second quarter of 2002 ($75,000).

          As previously discussed, a portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California.  While funding for private prisons was initially eliminated in California’s 2002 - 2003 state budget, the 2002-2003 budget for the State of California that was signed into law on September 5, 2002 restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003.  It is currently unknown whether funding for the private prison located at Eagle Mountain will be extended beyond June 30, 2003.  If funding for the private prison is discontinued for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.  The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management to periodically reviews.

          Resource Operating Costs.  Resource operating costs are those costs directly related to the associated resource revenue.  Total resource operating costs for 2002 decreased to $0 from $42,000 in 2001.  This decrease was due to a decrease in the commission and outside legal costs associated with the Cucamonga lease.  These expenses terminated with the sale of the Company’s investment in Fontana Union on March 6, 2001.

          Corporate General and Administrative Expenses.  Total corporate general and administrative expenses for 2002 decreased 63% to $2,526,000 from $6,861,000 for 2001.  The decrease is primarily due to:  (a) lower professional and outside consulting expenses ($1,740,000); (b) the absence of expenses relating to the exercise of nonqualified stock options ($1,288,000); (c) lower salary and benefit expense ($975,000); and (d) lower non-cash variable stock option accounting expenses ($428,000) being partially offset by the elimination of a previously established reserve during 2001 ($100,000).  This reserve was established for certain assets that were sold in the first quarter of 2001, and thus was determined to be unnecessary and was reverse against general and administrative expense.

          Net Interest Income.  Net interest income for 2002 was $497,000 compared to $2,532,000 in 2001.  The reduction was due primarily to:  (a) a decrease in interest income due to lower cash and investment balances on hand and lower interest rates ($2,073,000) and a decrease in interest expense ($39,000) primarily associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its Fontana Union stock (the collateral for the debt).

          Pre-Tax Income (Loss) and Income Tax Provision.  The Company recorded a loss before income tax provision of $635,000 for 2002, versus income of $63,680,000 recorded in 2001.  Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns.  Therefore, the only taxes imposed on the Company are a small gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc., a subsidiary of the Company.  The total tax expense recorded for 2002 was $18,000.  Additionally, during 2002, the Company recorded an income tax benefit of $585,000.  This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001 and related solely to activity prior to its conversion to a limited liability company.

          Net Income (Loss).  For 2002, the Company reported a net loss of $68,000 or $0.01 per unit, versus net income of $49,024,000, or $7.45 per unit, reported for 2001.

Results of Operations

Analysis of Results for the Years Ended December 31, 2001 and 2000

          An analysis of the significant components of our resource revenues for the years ended December 31, 2001 and 2000 follows:

	2001	2000	% Inc. (Dec)

Ongoing Operations
Gain on Sale of FUWC stock	$65,171,000	$—	100%
Water resource	295,000	5,640,000	(95)%
Gain on sale of California Mines	1,756,000	—	100%
Income from equity method investment in West Valley MRF	978,000	1,651,000	(41)%
Gain on Mill Site land sales	107,000	532,000	(80)%

Total ongoing operations	68,307,000	7,823,000	773%

Interim Activities (net)	(256,000)	(179,000)	(43)%

Total resource revenues	$68,051,000	$7,644,000	790%

          Resource Revenues.  Total resource revenues for 2001 were $68,051,000, compared to $7,644,000 for 2000.  Revenues from ongoing operations increased 8 fold for 2001 to $68,307,000 from $7,823,000 in 2000, while the loss from interim activities (net of related expenses) increased 43% to $256,000 from $179,000 in 2000.

          Ongoing Operations.  During the first quarter of 2001, we completed the sale of our investment in Fontana Union (“Fontana Union”) to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million.  Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to our Long-Term Transaction Incentive Program.  Water lease revenues under our 102-year take-or-pay lease with Cucamonga were $295,000 during 2001 compared to $5,640,000 for 2000.  The 95% decrease in water lease revenues during 2001 reflects the sale of our Fontana Union stock, which closed March 6, 2001.

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

Section 2:  Financial Position

          Cash, Cash Equivalents and Investments.  We define cash equivalents as highly liquid debt instruments with original maturities of 90 days or less.  Cash and cash equivalents decreased $6,042,000 to $10,347,000 at December 31, 2002 from $16,389,000 at December 31, 2001.  Included in cash and cash equivalents is $1,335,000 and $1,387,000 held solely for the benefit of MRC at December 31, 2002 and December 31, 2001, respectively.  The decrease in cash and cash equivalents is primarily due to:  (a) the investment of $3.8 million of excess cash reserves in long-term commercial paper, certificates of deposit, corporate bonds and U.S. government securities; (b) capitalized landfill expenditures of $2.3 million; and (c) the payment of year-end accruals of $1.7 million.  These cash uses were partially offset by receipt of income tax refunds of $2.5 million and cash distributions from the West Valley MRF of $1.25 million.

          Working Capital.  During 2002, current assets decreased $7.4 million to $11.4 million, while current liabilities decreased $1.8 million to $1.0 million.  The decrease in current assets resulted primarily from the $6.0 million decrease in cash and cash equivalents discussed above, and a $1.9 million decline in income tax receivable, being partially offset by a $600,000 increase in accounts receivable.  Additionally, as discussed in more detail below, $3.8 million of cash (previously included in current assets) was invested in long-term commercial paper, certificates of deposit, corporate bonds and U.S. government securities during 2002.  The decrease in current liabilities resulted primarily from the reduction of prior accruals ($1.6 million).  Included in current liabilities as of December 31, 2002 is $22,000 in accounts payable and accrued liabilities relating to MRC.  As a result, working capital decreased during 2002 by $5.5 million to $10.5 million at December 31, 2002.

          Long-Term Investments.  At December 31, 2002 the Company had $3.8 million of its excess cash reserves invested in high-grade marketable commercial paper, certificate of deposits, corporate bonds and U.S. government securities with maturities that closely match the Company’s anticipated future cash requirements.  During the course of 2002, the Company had total investments of $9.7 million and maturities of $5.9 million.  At December 31, 2002, the maturity dates of these investments, ranging from January 2004 through March 2006, has caused the $3.8 million to be classified as a long-term asset.

          Investments.  There was a $252,000 increase in our investment in the West Valley MRF during 2002 due to the recording of our equity share of income of $1,502,000 being mostly offset by the receipt of $1,250,000 in cash distributions during the year.  Our investment in the Eagle Mountain Landfill increased $2,175,000 during 2002 due to continuing landfill development activities.

          Other Assets.  The decrease in other assets ($609,000) is related to decreases in notes receivable due to the receipt of principal payments during 2002 ($336,000) and an increase in accumulated depreciation ($273,000).

          Environmental Remediation.  We estimated, as of December 31, 2002, based upon current information, that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $4.0 million.  However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million.  This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above approximate $4.0 million liability.  Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized, as an asset, separately from the related liability.

          Long-term Liabilities.  The decrease in other long-term liabilities is primarily due to decreases in accrued liabilities ($80,000) and environmental reserves ($44,000) and the recognition of deferred gains on prior real estate sales ($107,000).

          Minority Interest.  As of December 31, 2002, we recorded $5,586,000 of minority interest relating to the approximately 19% ownership interest in MRC we do not own.

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

          Investments.  The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The investments are classified as “held-to-maturity” and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid.

          Investment in West Valley MRF, LLC.  The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% ownership interest.

          Landfill Permitting and Development.  Through its 81.78% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill.  Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and expensed when management determines that the capitalized costs provide no future benefit.

          Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

          Environmental Reserves.  The Company has obligations for environmental liabilities and, based on management’s estimates, the Company has recorded reserves for these obligations.  In addition, the Company has purchased an insurance policy related to these environmental liabilities and due to the nature of the insurance policy, accounting principles generally accepted in the United States require that the cost of policy be capitalized as an Other Asset separately from the related liability and amortized as the related liabilities are resolved.

          In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45).  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.  In addition to its disclosure requirements, FIN No. 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The initial measurement of the liability is the fair value of the guarantee at its inception.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company is currently evaluating the effect, if any, on its consolidated financial position or results of operations of adopting the initial recognition and measurement provisions of FIN No. 45.

Section 3:  Business Outlook

          The statements contained in this Business Outlook, as well as in “Part I.  Item 1.  BUSINESS”, are based upon current operations and expectations.  In addition to the forward-looking statements and information contained elsewhere in this 10-K Report, these statements are forward-looking and, therefore, actual results may differ materially.  See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

          Ongoing Operations.  As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments.  Certain of these projects and investments, such as our 50% equity ownership of the West Valley MRF, are essentially complete and we have been recognizing significant revenues and income from them.  However, the revenues from ongoing operations were significantly reduced in 2001 as a result of completing the sale of our stock in Fontana Union to Cucamonga.  In addition, we distributed a significant portion of the net proceeds received from the Fontana Union stock sale ($69,285,000) to Kaiser Inc.’s stockholders in December 2001 in connection with the merger.  We also continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

          In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the profitability of the expansion of the facility’s capacity from 2,000 to 5,000 tons per day completed in 2001.  The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity.  The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; on recyclable commodity prices; and on future competition from competing facilities.

          As part of our strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF or other alternatives in light of our primary objective of maximizing value.  The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.  Furthermore, the West Valley MRF should continue to generate sufficient cash distributions to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs.

          Pending Sale of Eagle Mountain Landfill Project.  As discussed in more detailed in “Part I, Item 1.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS - Eagle Mountain Landfill Project and Pending Site.”  in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District.  In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million.  The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

          Upon closing of the sale of the landfill project, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved.  The litigation contingencies are the federal litigation challenging the completed federal land exchange.  Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation regarding the land exchange with the BLM at the Federal District Court level for a period of up to four years.  Also upon closing, the remaining $2 million of the purchase price will also be placed into an escrow account and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity.

          Mill Site Property.  The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel.  CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during the third quarter of 2002.

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

Cash Maximization Strategy

          We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset.  During 2000 and 2001, we:  (i) sold the balance of our real estate at the former KSC mill site near Fontana, California, except for an approximate five acre parcel, the Tar Pits Parcel; (ii) entered into an agreement to sell the landfill project to the District for an aggregate of $41 million, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders.  In continuing this strategy, our current plans include:

•

To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation related to that project.  Although the closing with the District was scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close.  If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years.  See “Part I. - Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Eagle Mountain Landfill Project and Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To further reduce our general and administrative expenses.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Please see Item 15 of this Report on Form 10-K for financial statements and supplementary data.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

Item 10.    MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY

          The information required by this item will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

Item 11.    EXECUTIVE COMPENSATION

          The information required by this item will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

Item 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference.

Item 14.    CONTROLS AND PROCEDURES

New Requirements

          The significant changes effected by the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission have changed the corporate governance requirements applicable to issuers of publicly registered and traded securities.  Although some of these newly adopted requirements do not strictly apply to us because the Class A Units are not freely tradeable on any exchange, our Audit Committee and Board believe it is in the best interest of our members that we strive, to the extent practicable, to adhere to these new, more stringent standards currently and in the future.

Revised Audit Charter

          On October 21, 2002, after review and discussion, the Board of Managers and the Audit Committee adopted a new charter for the Audit Committee in response to the Sarbanes-Oxley Act of 2002 and the various corporate governance standards set forth in that statute.  The Audit Committee’s new charter requires that the Audit Committee meet quarterly to review the Company’s filings and earnings press releases before they are filed or released.  Those meetings include discussions with the Company’s management and outside auditors as well as an executive session.  These quarterly meetings are intended to insure that the Audit Committee understands the trends and risks applicable to the Company’s business and reviews and approves the release of the Company’s quarterly and annual earnings after an informed review of the results.  Among other things, the Audit Committee’s new charter also confirms that the auditors are to report directly to the Audit Committee and gives the Audit Committee sole responsibility for hiring and firing the auditors, as well as mediating any disagreement that might arise between our management and the auditors.

          At its March 18, 2003 Board of Managers meeting, the Company adopted a further revised charter for the Audit Committee.  The revisions to the Audit Committee’s new charter are in response to several changes made in the final rules from the various proposed rules.  The newly revised charter applies the NASDAQ standard for determining a “financial expert” for the purpose of serving on the Audit Committee, rather than the definition proposed by the Securities and Exchange Commission.  Additionally, the Audit Committee’s new charter requires the committee to review and approve all “related party transactions” that are required to be disclosed pursuant the Securities and Exchange Commission’s Regulation S-K, Item 404, or any successor provision.

Code of Business Conduct and Ethics

          In addition, at its March 18, 2003 Board of Managers meeting, the Company also adopted a new employee policy, called the “Code of Business Conduct and Ethics.”  This policy states the Company’s policies on, among other things, complying with laws, fair dealing, confidentiality and insider trading.  This policy also creates an enforcement procedure in which employees are able to submit reports or inquiries to the Audit Committee, on a strictly confidential basis, for the committee’s independent investigation.  Our Code of Business Conduct and Ethics is filed as an exhibit to this Form 10-K Report.

Review of Controls and Procedures

          Within the 90 days prior to the date of this report, Kaiser carried out an evaluation, under the supervision and with the participation of the Company’s management, including Kaiser’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Disclosure Controls and Internal Controls

          Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls

          We do not expect that the disclosure controls or our internal controls will prevent all errors and they cannot possibly prevent all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusion

          Based on its review of the Company’s disclosure controls and procedures, and the adoption by the Board of a new charter, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) that is required to be included in the Company’s periodic Securities Exchange Commission filings.  There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following financial statements and financial schedules are filed as a part of this report:

          All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b)     Reports on Form 8-K.

          None.

(c)     Exhibits.

          The following exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

(*     Indicates compensation plan, contract or arrangement)

Exhibit Number	Document Description

2.1

Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2

Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3

United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4

Stock Purchase Agreement between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 2.1 of the Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

2.5

Stock Purchase Agreement between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 2.2 of the Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

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

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

Exhibit Number	Document Description

3.3

Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.4

First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.4 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2001.

4.1.

Stock Purchase Warrant between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 4.1 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

4.2

Stock Purchase Warrant between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 4.2 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.1

Lease Entered Into Between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1

First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

10.1.2

Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3

Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4

Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5

Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6

Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

Exhibit Number	Document Description

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2

Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3

Eagle Mountain Lease between Management and Training Corporation and Kaiser Steel Corporation, dated November 16, 1987, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.3.1

First Amendment dated July 1, 1990, to Lease between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1990.

10.3.2

Second Amendment dated November 16, 1992, to Lease dated November 16, 1987 between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.2 of Kaiser Ventures Inc.’s Form S-2 Registration No. 33-56234).

10.3.3

Third Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Steel Resources, Inc. dated November 16, 1997, incorporated by reference from Exhibit 10.3.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.3.4

Fourth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Ventures Inc. dated February 1, 1999, incorporated by reference from Exhibit 10.3.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.3.5

Fifth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Ventures Inc., dated July 12, 2001, incorporated by reference from Exhibit 10.3.5 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2001.

10.4*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2003, filed with this Report.

10.5*

Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1998.

Exhibit Number	Document Description

10.6*

Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2002, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q Report for the quarter ended June 30 2002.

10.7*

Employment Agreement between Business Staffing, Inc. and Paul E. Shampay dated as of January 1, 2002, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 10-Q Report for the quarter ended June 30, 2002.

10.8*

Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2002, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s 10-Q Report for the quarter ended June 30, 2002.

10.9*

Separation Agreement between Business Staffing, Inc. and Anthony Silva dated as of February 28, 2002, incorporated by reference from Exhibit 10.9.1 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.10

Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.10.1

Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.10.2

Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.11

Settlement Agreement between Kaiser Resources Inc. and California Regional Water Quality Control Board, Santa Ana Region, dated October 21, 1993, incorporated by reference from Exhibit 10.11.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1993.

10.12

Assignment from Kaiser Steel Resources, Inc. to KSC Recovery, Inc., dated December 29, 1989, incorporated by reference from Exhibit 10.20 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1989.

10.13*

Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.14*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

Exhibit Number	Document Description

10.15*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.15.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

10.16*

Long Term Transaction Incentive Plan adopted by the Company effective September 19, 2000, incorporated by the reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended September 30, 2000.

10.17*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.18

Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.19	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.20

Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended September 30, 1997.

10.20.1

Guaranty Agreement of Budway Enterprises, Inc. and V.M. McLeod dated September 30, 1997, incorporated by reference from Exhibit 10.3.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended September 30, 1997.

10.20.2

Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.21

Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21.1

Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.22

Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

Exhibit Number	Document Description

10.22.1

Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.22.2

Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.23

Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.32

Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.24

Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.25

Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.25.1

First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.26

Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.27

First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

Exhibit Number	Document Description

10.28

Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.29

Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.30

Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.32

Registration Rights Agreement among Kaiser Venture Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.33

Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 13, 2000, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.1

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 20, 2000, incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.2

Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 27, 2000, incorporated by reference from Exhibit 10.1.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.3

Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated August 15, 2000, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.4

Purchase Agreement and Escrow Instructions between Kaiser Steel Land Development, Inc. and The California Speedway Corporation dated August 10, 2000, incorporated by reference from Exhibit 10.1.6 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 2000.

14.1	Code of Business Conduct and Ethics of Kaiser Ventures LLC adopted March 18, 2003, filed with this Report.

21	Active subsidiaries of Kaiser Ventures LLC are: Kaiser Services, Inc.; Lake Tamarisk

Exhibit Number	Document Description

Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Independent Auditors.

24	Power of Attorney (included in the signature page).

99

Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

99.1	Certificate of Richard E. Stoddard, Chief Executive Officer of Kaiser Ventures LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this Report.

99.2	Certificate of James F. Verhey, Chief Financial Officer of Kaiser Ventures LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this Report.

99.3	Audit Committee Charter of Kaiser Ventures LLC adopted March 18, 2003, filed with this Report.

Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to members who make a written request therefore to Kaiser Ventures LLC, 3633 E. Inland Empire Blvd., Suite 480, Ontario, California  91764.  Attention:  Corporate Secretary.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2003	KAISER VENTURES LLC

	By:	/s/ RICHARD E. STODDARD

	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

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

Signature		Title	Date

1.	Principal Executive Officer

/s/ RICHARD E. STODDARD		President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 25, 2003

Richard E. Stoddard

2.	Principal Financial and Accounting Officer

/s/ JAMES F. VERHEY		Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)
March 25, 2003
James F. Verhey

Signature		Title	Date

4.	Managers

/s/ RONALD E. BITONTI		Manager	March 25, 2003

Ronald E. Bitonti

/s/ TODD G. COLE		Manager	March 25, 2003

Todd G. Cole

/s/ GERALD A. FAWCETT		Vice Chairman	March 25, 2003

Gerald A. Fawcett

/s/ MARSHALL F. WALLACH		Manager	March 25, 2003

Marshall F. Wallach

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, Richard E. Stoddard, certify that:

          1.          I have reviewed this annual report on Form 10-K of Kaiser Ventures LLC (the “Registrant”);

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of Registrant’s board of members (or persons performing the equivalent functions):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s Internal controls; and

          6.          The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003	/s/ RICHARD E. STODDARD

Richard E. Stoddard, President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL AND ACCOUNTING OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, James F. Verhey, certify that:

          1.          I have reviewed this annual report on Form 10-K of Kaiser Ventures LLC (the “Registrant”);

          2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of Registrant’s board of managers (or persons performing the equivalent functions):

          a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s Internal controls; and

          6.          The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003	/s/ JAMES F. VERHEY

James F. Verhey, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

Board of Managers
Kaiser Ventures LLC and Subsidiaries

          We have audited the accompanying consolidated balance sheets of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and members’ equity for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California January 22, 2003

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$10,347,000	$16,389,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 and $34,000, respectively	763,000	173,000
Income tax receivable	—	1,904,000
Notes receivable	337,000	337,000

	11,447,000	18,803,000

Eagle Mountain Landfill Investment	27,826,000	25,651,000

Investment in West Valley MRF	4,140,000	3,888,000

Land and improvements	2,503,000	2,503,000

Long-term investments	3,752,000	—

Other Assets
Notes receivable	1,012,000	1,348,000
Unamortized environmental insurance premium	3,800,000	3,800,000
Buildings and equipment (net)	944,000	1,217,000

	5,756,000	6,365,000

Total Assets	$55,424,000	$57,210,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31

	2002	2001

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$73,000	$278,000
Income taxes payable	14,000	—
Accrued liabilities	906,000	2,521,000

	993,000	2,799,000

Long-term Liabilities
Deferred gain on sale of real estate	482,000	589,000
Accrued liabilities	254,000	334,000
Environmental remediation	3,956,000	4,000,000

	4,692,000	4,923,000

Total Liabilities	5,685,000	7,722,000

Minority Interest	5,586,000	5,280,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,911,799 and 6,901,299, respectively	44,153,000	44,208,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952 and 0, respectively	—	—
Class D units; issued and outstanding 48 and 0, respectively	—	—

Total Members’ Equity	44,153,000	44,208,000

Total Liabilities and Members’ Equity	$55,424,000	$57,210,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the Years Ended December 31

	2002	2001	2000

Resource Revenues
Ongoing Operations
Gain on sale of FUWC stock	$—	$65,171,000	$—
Water resource	—	295,000	5,640,000
Gain on sale of California mines	—	1,756,000	—
Income from equity method investment in the West Valley MRF	1,502,000	978,000	1,651,000
Gain on Mill Site land sales	107,000	107,000	532,000

Total ongoing operations	1,609,000	68,307,000	7,823,000

Interim Activities, net	(215,000)	(256,000)	(179,000)

Total resource revenues	1,394,000	68,051,000	7,644,000

Resource Operating Costs
Operating costs	—	42,000	509,000

Total resource operating costs	—	42,000	509,000

Income from Resources	1,394,000	68,009,000	7,135,000
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock-based compensation and stock option repricing expenses	2,515,000	5,145,000	3,469,000
Stock-based compensation expense	11,000	1,288,000	2,224,000
Stock option repricing expense	—	428,000	645,000

	2,526,000	6,861,000	6,338,000

Income (Loss) from Operations	(1,132,000)	61,148,000	797,000
Net interest income	(497,000)	(2,532,000)	(581,000)

Income (Loss) before Income Tax Provision	(635,000)	63,680,000	1,378,000
Income tax provision
Currently payable	18,000	1,795,000	33,000
Deferred tax expense (benefit)	—	12,861,000	(11,998,000)
Income tax benefit attributed to activities prior to conversion to LLC	(585,000)	—	—

Net Income (Loss)	$(68,000)	$49,024,000	$13,343,000

Basic (Loss) Earnings Per Unit/Share	$(0.01)	$7.45	$2.09

Diluted (Loss) Earnings Per Unit/Share	$(0.01)	$7.38	$1.99

Basic Weighted Average Number of Units/Shares Outstanding	6,908,000	6,584,000	6,394,000
Diluted Weighted Average Number of Units/Shares Outstanding	6,908,000	6,646,000	6,699,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Years Ended December 31

	2002	2001	2000

Cash Flows from Operating Activities
Net (loss) income	$(68,000)	$49,024,000	$13,343,000
Income from equity method investment in West Valley MRF	(1,502,000)	(978,000)	(1,651,000)
Income tax benefit attributed to activities prior to the conversion to LLC	(585,000)	—	—
Deferred tax (benefit) expense	—	12,861,000	(11,998,000)
Depreciation and amortization	273,000	275,000	370,000
Stock-based compensation expense	11,000	1,288,000	1,247,000
Stock option repricing expense	—	428,000	645,000
Gain on sale of FUWC stock	—	(65,171,000)	—
Accelerated vesting of stock options	—	—	20,000
Mill Site land sale deferred gain realized	(107,000)	(107,000)	(28,000)
Gain on sale of Ca Mines & Mill Site land	—	(1,756,000)	(504,000)
Allowance for doubtful accounts	—	—	(7,000)
Changes in assets:
Receivable and other	(590,000)	2,273,000	(512,000)
Income tax receivable	2,489,000	(1,904,000)	—
Changes in liabilities:
Accounts payable and accrued liabilities	(1,678,000)	(1,757,000)	(902,000)
Income taxes payable	14,000	—	(3,501,000)
Long-term accrued liabilities	(80,000)	(337,000)	(429,000)

Net cash flows used in operating activities	(1,823,000)	(5,861,000)	(3,907,000)

Cash Flows from Investing Activities
Minority interest	306,000	—	508,000
Proceeds from the sale of FUWC stock	—	81,783,000	—
Purchase of investments	(9,660,000)	—	—
Maturities of investments	5,908,000	—	—
Proceeds from the sale of Ca Mines & Mill Site land	—	726,000	19,880,000
Collection of notes receivable	336,000	281,000	111,000
Capitalized landfill expenditures	(2,317,000)	(1,429,000)	(2,647,000)
Other capital expenditures	—	(25,000)	(1,429,000)
Environmental remediation expenditures	(44,000)	(126,000)	(626,000)
Environmental insurance	—	(3,800,000)	—
Distribution from West Valley MRF	1,250,000	750,000	1,000,000
Investment in FUWC stock	—	—	(654,000)

Net cash flows from (used in) investing activities	(4,221,000)	78,160,000	16,143,000

Cash Flows from Financing Activities
Issuance of Class A units/common stock	2,000	3,278,000	871,000
Distribution to Shareholders	—	(69,285,000)	(12,772,000)
Shareholder payment contingent upon Mill Site land sale	—	—	(4,924,000)

Net cash flows from (used in) financing activities	2,000	(66,007,000)	(16,825,000)

Net Changes in Cash and Cash Equivalents	(6,042,000)	6,292,000	(4,589,000)
Cash and Cash Equivalents at Beginning of Year	16,389,000	10,097,000	14,686,000

Cash and Cash Equivalents at End of Year	$10,347,000	$16,389,000	$10,097,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
for the Years Ended December 31, 2002, 2001 and 2000

	Member Units / Common Stock

	Class A Units / Shares	Amount	Capital In Excess of Par Value	Retained Earnings	Members’ Equity	Total

Balance at December 31, 1999	6,316,853	$189,000	$48,745,000	$11,956,000	$—	$60,890,000
Issuance of shares of common stock	205,847	6,000	2,266,000	—	—	2,272,000
Accelerated vesting of stock options	—	—	20,000	—	—	20,000
Repricing of stock options	—	—	645,000	—	—	645,000
Shareholder payment contingent upon Mill Site land sale	—	—	—	(4,924,000)	—	(4,924,000)
Dividend	—	—	—	(12,772,000)	—	(12,772,000)
Net income	—	—	—	13,343,000	—	13,343,000

Balance at December 31, 2000	6,522,700	195,000	51,676,000	7,603,000	—	59,474,000
Issuance of shares of common stock	378,599	12,000	4,555,000	—	—	4,567,000
Repricing of stock options	—	—	428,000	—	—	428,000
Conversion to LLC		(207,000)	(56,659,000)	(7,603,000)	64,469,000	—
Dividend	—	—	—	—	(69,285,000)	(69,285,000)
Net income	—	—	—	—	49,024,000	49,024,000

Balance at December 31, 2001	6,901,299	—	—	—	44,208,000	44,208,000
Issuance of shares of Class A Units	10,500	—	—	—	13,000	13,000
Net loss	—	—	—	—	(68,000)	(68,000)

Balance at December 31, 2002	6,911,799	$—	$—	$—	$44,153,000	$44,153,000

          At December 31, 2002 and 2001, Kaiser Ventures LLC had 751,956 Class B Units outstanding and at December 31, 2002, Kaiser Ventures LLC had 952 and 48, Class C and D Units outstanding, respectively.  There were no Class C and D units outstanding at December 31, 2001.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          NATURE OF BUSINESS

          Unless otherwise noted:  (1) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc., (2) the term “Kaiser LLC” refers to Kaiser Ventures LLC, and (3) the terms “Kaiser,” “the Company, “we,” “us,” and “our,” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or Kaiser LLC, and their respective subsidiaries.

          On November 16, 1988, the Company began operations as Kaiser Steel Resources, Inc. upon the successful completion of the reorganization of Kaiser Steel Corporation (“KSC”) under Chapter 11 of the Bankruptcy Code.  The Company has changed its name twice since reorganization in June 1993 and 1995, to Kaiser Resources Inc. and to Kaiser Ventures Inc. (“Kaiser Inc.”), respectively.  In November 2001, the stockholders of Kaiser Inc. approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger of Kaiser Inc. with and into Kaiser Ventures LLC.  Under the terms of the agreement and plan of merger, Kaiser Inc.’s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc.  Kaiser Inc. assets and liabilities were carried over at their historical cost basis.

          At December 31, 2002, the Company’s principal assets include:  (i) an 81.78% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, receivables and long-term investments of approximately $16.2 million.

          The Company’s consolidated financial statements include the following significant entities:  Kaiser Services, Inc.; Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.  See Note 2 below for additional information concerning the Company’s subsidiaries.

Ongoing Operations

          The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects.  Income from equity method investments reflect Kaiser’s share of income related to its equity investment in the West Valley MRF which the Company accounts for under the equity method.  Revenues from water resources represent payments under the lease of the Company’s interest in Fontana Union to Cucamonga County Water District (“Cucamonga”).  However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company’s interest in Fontana Union Water Company (“Fontana Union” or “FUWC”) to Cucamonga.

Interim Activities

          Revenues and expenses from interim activities are generated from various sources.  Significant components of interim activities have included water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty revenues from the sale of recyclable revert materials and other miscellaneous short-term activities at the Mill Site Property; housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite; royalty revenues from iron ore shipments from the Silver Lake Mine.  Due to the interim nature of these activities the Company is presenting these revenues net of their related expenses.  Revenues and expenses associated with these activities at the former KSC mill site near Fontana, California (the “Mill Site Property”), and Silver Lake Mine have ceased due to the sales of these properties.  Total interim revenues for 2002, 2001, and 2000, were $1.0 million, $1.0 million, and $1.7 million, respectively.

Note 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority-owned investments, except as specified below.  Intercompany accounts and transactions have been eliminated.

          Fontana Union Water Company.  Prior to the sale in March 2001, the Company owned 53.71% of Fontana Union, a mutual water company, which entitled the Company to its proportionate share of Fontana Union water.  The Company effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares (“Cucamonga Lease”) which the Company entered into in March 1989, and which was amended in 1989, 1992 and 1993.  Therefore, Kaiser received no direct benefit from nor had any direct exposure to the operations or financial performance of Fontana Union.  Consequently, Kaiser’s investment in Fontana Union was recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease.  (See Note 4)  On March 6, 2001, the Company closed on the sale of its Fontana Union investment to Cucamonga.

          KSC Recovery, Inc. (“KSC Recovery”).  The Company’s wholly-owned subsidiary, KSC Recovery, Inc., which is governed and controlled by a Bankruptcy Court approved Plan of Reorganization, acts solely as an agent for KSC’s former creditors in pursuing bankruptcy related adversary litigation and administration of the KSC bankruptcy estate.  Kaiser exercises no significant control or influence over nor does Kaiser have any interest in the operations, assets or liabilities of KSC Recovery except as provided by the terms of the approved Plan of Reorganization.  In addition, KSC Recovery’s cash on hand and potential future recoveries fund all costs and expenses of KSC Recovery.  Consequently, activity of KSC Recovery is not included in Kaiser’s financial statements; however, KSC Recovery is a member of the Kaiser consolidated group for tax purposes and is therefore included in the consolidated tax return.

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

Long-Term Investments

          The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company has an Investment Policy which provides for the investment of excess cash balances primarily in commercial paper, certificates of deposit, debt instruments, and government debt securities.  The Company considers instruments with maturities of 365 days or more from the balance sheet date to be long-term investments.  All investments are classified as held-to-maturity and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid.

Real Estate

          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted effective January 1, 2002, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

          During 2000, the Company sold the bulk of its remaining Fontana Mill Site Property for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and liabilities associated with the Mill Site Property to CCG Ontario, LLC (“CCG”) and its Rancho Cucamonga parcel to The California Speedway Corporation for $3.8 million.  During 2001, the Company sold its California iron ore mines for $2.0 million.

          Interest and property taxes related to real estate under development are capitalized during periods of development.

Investment in West Valley MRF, LLC

          The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% ownership interest.

Landfill Permitting and Development

          Through its 81.78% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill.  Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process.  These costs are expensed when management determines that the capitalized costs provide no future benefit.  Additionally, in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 6), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved.  Further, the perception of the public and private financial markets of the value of solid waste sites and the waste management industry can fluctuate significantly over time.  Accordingly, there can be no assurance that the Company will successfully sell the Eagle Mountain assets on favorable terms or at all.

Buildings and Equipment

          Buildings and equipment are stated on the cost basis.  Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

Revenue Recognition

          Revenues are recognized when the Company has completed the earnings process and an exchange transaction has taken place.

Income Taxes

          The Company recognized deferred tax liabilities and assets for the expected future tax consequences of temporary timing differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates through November 30, 2001.  Subsequent to the conversion into a limited liability company, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the members for inclusion in their respective income tax returns.

Earnings Per Share/Unit

          The Company follows SFAS No. 128, Earnings per Share in calculating basic and diluted earnings per unit/share.  Basic earnings per unit/share excludes the dilutive effects of options, warrants and convertible securities, while diluted SFAS 148 earnings per unit/share includes the dilutive effects of claims on the earnings of the Company.

LLC Unit/Stock Options

          At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 14.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

	2002	2001	2000

Net Earnings (loss)
As reported	$(68,000)	$49,024,000	$13,343,000
Pro forma	$(68,000)	$49,024,000	$12,975,000
Earnings (loss) per unit/share (Basic)
As reported	$(0.01)	$7.45	$2.09
Pro forma	$(0.01)	$7.45	$2.03
Earnings (loss) per unit/share (Diluted)
As reported	$(0.01)	$7.38	$1.99
Pro forma	$(0.01)	$7.38	$1.94

          On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25.  The Company adopted SFAS No. 148 on December 31, 2002.

          The Company employed the Black-Scholes option-pricing model in order to calculate the above adjustment in net income (loss) and earnings (loss) per unit/share.  The effect on net earnings for 2002, 2001, and 2000 is not necessarily representative of the effect in future years.  The following table describes the assumptions utilized by the Black-Scholes option-pricing model and the resulting fair value of the options granted for 1999, the last year stock options were granted by the Company.

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

          Investments.  The carrying amount approximates fair value of these investments.

          In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45).  This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.  In addition to its disclosure requirements, FIN No. 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The initial measurement of the liability is the fair value of the guarantee at its inception.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company is currently evaluating the effect, if any, on its consolidated financial position or results of operations of adopting the initial recognition and measurement provisions of FIN No. 45.

Note 3.          ACCOUNTS RECEIVABLE AND OTHER

          Accounts receivable as of December 31 consisted of the following:

	2002	2001

Management and Training Corporation	$455,000	$8,000
Other	342,000	199,000

	797,000	207,000
Allowance for doubtful accounts	(34,000)	(34,000)

Total	$763,000	$173,000

Note 4.          SALE OF FONTANA UNION WATER COMPANY STOCK

          Effective March 6, 2001, the Company completed the sale of its 53.71% ownership interest in the capital stock of Fontana Union, a mutual water company, to Cucamonga for $87.5 million.  Approval for the sale was obtained from Kaiser Inc.’s stockholders.  Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to the Company’s Long-Term Transaction Incentive Program.  In addition, the Company received approximately $2.5 million in payments under the lease of Fontana Union shares to Cucamonga.  With the sale of the Fontana Union interest, the lease with Cucamonga was effectively terminated and the rate dispute litigation between the Company and Cucamonga was settled.

Note 5.          INVESTMENT IN WEST VALLEY MRF, LLC

          Effective June 19, 1997, Kaiser Recycling Corporation (“KRC”) and West Valley Recycling & Transfer, Inc. (“WVRT”), a subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”), which are equal members of West Valley MRF, LLC, (a California limited liability company) entered into a Members Operating Agreement (“MOA”) which is substantially the equivalent of a joint venture agreement but for a limited liability company.  The construction and start up of the West Valley MRF was completed during December 1997.

          Pursuant to the terms of the MOA, KRC contributed approximately 23 acres of Mill Site property on which the West Valley MRF was constructed while WVRT contributed all of Burrtec’s recycling business that was operated within Riverside County, thereby entitling West Valley MRF to receive all revenues generated from this business after the closing date.

          Most of the financing for the construction of the West Valley MRF of approximately $22,000,000, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”).  The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”).  The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule.  Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC.  West Valley MRF, LLC also has established a $2.0 million equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

          The Company also remains responsible for any pre-existing environmental conditions on the land, which is covered by insurance.

          The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

          The condensed summarized financial information of West Valley MRF, LLC as of November 30, is as follows:

	2002	2001

Balance Sheet Information
Current Assets	$6,743,000	$5,418,000
Property and Equipment (net)	18,413,000	19,957,000
Other Assets	449,000	1,023,000

Total Assets	$25,605,000	$26,398,000

Current Liabilities	$4,278,000	$3,597,000
Other Liabilities	737,000	1,086,000
CPCFA Bonds Payable	14,070,000	15,700,000
Members’ Equity	6,520,000	6,015,000

Total Liabilities and Members’ Equity	$25,605,000	$26,398,000

Income Statement Information
Net Revenues	$11,216,000	$9,264,000
Gross Profit	$4,226,000	$3,152,000
Net Income	$3,005,000	$1,954,000

          The Company has recognized equity income from the West Valley MRF of $1,502,000, $978,000 and $1,651,000 in 2002, 2001 and 2000, respectively.  The Company has received distributions of $1,250,000, $750,000 and $1,000,000 during 2002, 2001, and 2000, respectively, from its investment in the West Valley MRF.

Note 6.          MINE RECLAMATION, LLC

          The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project.  As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2002, is 81.78%.  On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District.  In summary, the landfill project (which includes the Company’s royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently anticipated to occur, if closing does occur on March 31, 2003.  However, payment of the purchase price will be delayed as described in more detail below.  The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies.  The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District and obtaining all necessary consents to the transaction.  The Company agreed to vote its interest in MRC in favor of the sale of the landfill project to the District on its current terms.

          Upon closing, $39 million of the total purchase price is to be deposited into an escrow account and will be released when litigation contingencies are fully resolved.  The litigation contingencies are the federal litigation challenging the completed federal land exchange.  Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001, and will be paid out to MRC on a quarterly basis, once the initial closing of the sale occurs and once there is a successful outcome of the federal litigation at the Federal District Court level, after all appeals are exhausted.  The remaining $2 million of the purchase price is to also be placed into an escrow account upon closing and is expected to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity.  Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

          The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence and other matters.  Due diligence, joint use negotiations and other items are expected to continue during 2003.  In addition, the parties will determine where each need to continue to extend the closing date for the transaction.

          There are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District recently purchased.  There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District.  There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties.  Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price.  There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District.  In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the recently threatened litigation over the Endangered Species Act, all as discussed above.  No assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on our current plan to sell the landfill to the District.  If we are unable to manage any of these risks or uncertainties, we may not be able to sell the landfill at a favorable price, if at all, and the value of our Class A Units could be materially reduced.

Note 7.          INVESTMENTS

          The Company has an Investment Policy which provides for the investment of excess cash balances primarily in commercial paper, debt instruments, and government debt securities.  All investments are classified as held-to-maturity investments.  During the course of 2002, the Company had total investments of $9.7 million and maturities of $5.9 million.  The following is a summary of amortized cost of the investment securities as of December 31, 2002:

Held-to-Maturity Securities	Maturities from One to Five Years

U.S. corporate commercial paper	$787,000
U.S. corporate debt securities	2,464,000
U.S. government debt securities	501,000

$3,752,000

Note 8.          NOTES RECEIVABLE

          As of December 31, 2002, the Company has two notes receivable from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) and one note receivable from Levand Steel.

          The outstanding balances of the Budway notes at December 31, 2002 total $482,000, of which $107,000 has been included in current assets and the balance of $375,000 is classified as a long term asset.  The notes bear interest at 10% per annum with quarterly payments of $26,700 plus interest, with the remaining balance due October 2004.  The Company has agreed to subordinate its notes receivable to a construction/permanent loan in order to facilitate the construction of a building on the property.

          The outstanding balance of the Levand Steel note at December 31, 2002 is $867,000, of which $230,000 has been included in current assets and the balance of $637,000, is classified as a long-term asset.  The note bears interest at 8% per annum with monthly payments of $25,700 including interest, with the remaining balance due February 2006.

Note 9.          ENVIRONMENTAL INSURANCE

          One of the goals in the cash maximization strategy approved by the Company’s Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims.  In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations.  The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention.  The policy is designed to provide coverage in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws.  The policy also provides for a broad defense of claims that are brought against the Company.  The policy is specifically intended to provide additional coverage for the Company’s known and/or potential liabilities arising from pollution conditions or asbestos-related claims.  The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales.  The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million.

          This policy covers virtually any and all environmental liabilities and claims (up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected on the balance sheet under the caption Environmental Remediation.  At December 31, 2002, the recorded environmental remediation liability was approximately $4.0 million.  Due to the nature of the insurance policy, generally accepted accounting principles require that the cost of the policy be capitalized as an Other Asset separately from the related liability and amortized as the related liabilities are resolved.

Note 10.          BUILDINGS AND EQUIPMENT (Net)

          Buildings and equipment (net) as of December 31 consisted of the following:

	2002	2001

Buildings and structures	$2,085,000	$2,085,000
Machinery and equipment	1,954,000	1,954,000

	4,039,000	4,039,000
Accumulated depreciation	(3,095,000)	(2,822,000)

Total	$944,000	$1,217,000

Note 11.          ACCRUED LIABILITIES - CURRENT

          The current portion of accrued liabilities as of December 31 consisted of the following:

	2002	2001

Compensation, severance and related employee costs	$222,000	$1,446,000
Accrued professional and closing costs	409,000	727,000
Other	275,000	348,000

Total	$906,000	$2,521,000

Note 12.          ENVIRONMENTAL REMEDIATION RESERVE

          With the sale of approximately 588 acres of the Company’s Mill Site Property to CCG in August 2000, substantially all of the environmental liabilities associated with that property were eliminated; thus, as a result of the sale and the remediation work undertaken prior to the sale, the Company was able to reduce its environmental remediation reserves by $21,252,000.

          As of December 31, 2002, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not linked to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $4.0 million.  For example, the Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on previously existing water wells owned by third parties.

          See Notes 9 and 20, “Environmental Insurance” and “Commitments and Contingencies” for further information.

Note 13.          LONG-TERM DEBT

          Previously the Company had a $30 million credit facility with Union Bank which was secured by the Company’s investment in the stock of Fontana Union.  The facility was cancelled prior to the closing of the sale of the Company’s Fontana Union stock to Cucamonga in March 2001.

          No interest expense was incurred in 2002.  Total interest expense incurred in 2001 and 2000 was $25,000 and $151,000, respectively.

Note 14.          EQUITY

Conversion into LLC

          In November 2001, the stockholders of Kaiser Inc. overwhelmingly approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between Kaiser Inc. and Kaiser LLC, the surviving company.  Under the terms of the merger converting Kaiser Inc., to a limited liability company, Kaiser Inc.’s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc.  The new Class A Units are not listed on any stock exchange, additionally the transferability of the units is subject to the approval of an executive of the Company.  Subsequent to the conversion, Kaiser LLC is taxed as a partnership and thus, Kaiser LLC results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns.

Equity Transactions

          During 2001 and 2000 the Company recorded transactions directly to equity other than changes resulting from net income or equity transactions with members/shareholders.  These transactions include repricing of unit/stock options, and the accelerated vesting of stock options.  These amounts for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000

Repricing of unit/stock options	$428,000	$645,000
Accelerated vesting of stock options	—	20,000

	$428,000	$665,000

Class A Units/Common Stock Outstanding

          At December 31, 2002 and 2001, Kaiser LLC had 6,911,799 and 6,901,299 Class A Units outstanding, respectively.

          At December 31, 2002, there are 1,043,000 Class A Units available for issuance relating to outstanding options and warrants.

          As of December 31, 2000, 136,919 shares of the outstanding common stock of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims.  The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company.  For financial reporting purposes these shares have been considered issued and outstanding.

Just prior to the Company’s conversion into an LLC in November 2001, these 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units.

Class B Units

          Prior to the merger, Kaiser LLC issued 751,956 Class B Units to current and former MRC executives.  These MRC executives had previously been granted the right to receive certain contingent incentive payments in order to incentivize each of them to assist Kaiser and MRC close the sale of the landfill project as well as meeting all conditions necessary for the release of funds from escrow.  These Class B Units, issued to the MRC executives, replaced those incentive payments rights.

          These Class B Units are entitled to receive approximately 2% of any cash actually received by MRC, up to approximately $752,000 or $1.00 per unit, if MRC receives the currently agreed upon price of $41 million.  The Class B Units are not entitled to any distributions or profits, have no voting rights except as required by law and are not transferable.

          At December 31, 2002 and 2001, Kaiser LLC had 751,956 Class B Units outstanding.

Class C and D Units

          During 2002, the Company issued Class C and D Units to certain officers and terminated the Long-Term Incentive Plan (“TIP”) as to future unearned payments that could have been payable to the Company’s executive officers.  Payments to holders of the Class C and D Units will only be paid upon the monetization of the Company’s major assets.  Payments, if any, will be made under a formula that replicates the amount that would have been paid under the TIP if it had been continued.  Class C and D Units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable.

          At December 31, 2002, Kaiser LLC had 952 and 48, Class C and D Units outstanding, respectively.

Warrants

          In November 1999, Kaiser Inc. purchased 2,730,950 and 1,693,551 shares of its common stock from the New Kaiser Voluntary Employees’ Benefit Association (the “VEBA”) and from the Pension Benefit Guaranty Corporation (the “PBGC”), respectively, who were then the Company’s two largest stockholders.  As consideration for these shares Kaiser Inc.:  paid $13.00 per share in cash; issued stock purchase warrants that have an exercise price of $17 per share and a term of five years to the VEBA (460,000 shares) and the PBGC (285,000 shares), which provided the VEBA and the PBGC with additional consideration approximating $0.60 per share; and gave the VEBA and the PBGC certain limited participation rights in the future success of the Company.  The Company initially recorded this transaction at a net value of $13 per share because the warrant value conveyed to the sellers of approximately $0.60 per share is offset by a corresponding equity credit for the warrant’s issuance value. Subsequently, in 2000, as a result of the two sales of the Company’s remaining Mill Site Property, the Company made contingent payments equaling approximately $1.11 per share.  At December 31, 2002, these warrants are outstanding.

Unit/Stock Option and Unit/Stock Grant Programs

          In October 1990, the Company’s stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the “1989 Stock Plan”).  The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards.  Certain options granted under the 1989 Stock Plan are still outstanding.  During 2000, the Company incurred $20,000, of compensation expense associated with the accelerated vesting of certain stock options.  The Company incurred no such compensation expense during 2002 and 2001.

          In July 1992, the Company’s stockholders approved the 1992 Stock Plan.  The 1992 Stock Plan provides for the grant of incentive stock options and non-qualified stock options.  The 1992 Stock Option Plan is administered by the Board of Directors.  The 1992 Plan is a three-year Plan with years running from July 1 to June 30.  Each July 1, an amount equal to 2% of the Company’s shares outstanding became available to support grants of stock options to employees during that year.  At the end of each plan year, reserved plan shares not made subject to stock options revert to normal unissued share status.  Grants are generally established at fair market value of the Company’s common stock on the date of the grant and the exercise thereof may extend for up to 10 years with various vesting schedules.

          In addition, under the 1992 Stock Plan each director when first elected to the Board shall automatically be granted options for 5,000 common stock shares.  Each non-employee director who is re-elected or serving an unexpired term as a member of the Board at an annual meeting of holders of stock of the Company will be automatically granted an additional 1,500 stock options.  These options have an exercise price equal to the fair market value of the Company’s Common Stock on the date of the grant.

          In June 1995, the Company’s stockholders approved the 1995 Stock Plan.  The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives.  However, there are no outstanding options under this plan, as of December 31, 2002 and 2001.

          In addition, under the 1995 Stock Plan, each director when first elected to the Board shall automatically be granted options for 5,000 common stock shares.  Each non-employee director who is re-elected or serving an unexpired term as a member of the Board at an annual meeting of holders of stock of the Company will be automatically granted an additional 1,500 stock options.  These options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant.

          In May 2000, the Company’s proposed 2000 Stock Plan was not approved by the shareholders of the Company thus no options were granted in 2000.  The Company in May 2000 granted to each non-employee director who was re-elected or serving an unexpired term as a member of the Board a restricted stock award of 1,500 shares.  The restrictions on these shares lapse equally on the first and second anniversaries of the grants.

          In December 2000, the Company declared and paid a cash distribution of $2.00 per share from the proceeds of the two Mill Site Property sales in 2000.  As a result of this cash distribution, the Company reduced the exercise price on all outstanding options by the $2.00 in order to mirror the $2.00 dividend per share.  This repricing required the Company to change to variable plan accounting for its outstanding options, which resulted in the Company incurring an expense of $428,000 and $645,000 for 2001 and 2000, respectively.

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

          In 2002 the Company did not incur any unit based compensation expense related to the exercise of nonqualified unit options.  In 2001 and 2000, the Company incurred unit/stock based compensation expense of $1,288,000 and $2,224,000, respectively, related to the exercise of nonqualified unit/stock options.

          A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2002, 2001, and 2000 and activities during the years ended on those dates is presented below:

	2002			2001			2000

	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price

Outstanding at beginning of year		301,100	$3.08		712,650	$10.51		1,330,961	$11.17
Granted		—	—		—	—		—	—
Exercised		(3,000)	0.55		(411,550)	8.62		(608,301)	8.97
Forfeited		—	—		—	—		(10,010)	3.00

Outstanding at end of year		298,100	$3.11		301,100	$3.08		712,650	$10.51

Options exercisable at year end		298,100	$3.11		301,100	$3.08		712,650	$10.51

Weighted-average fair value of options granted during the year	$	N/A		$	N/A		$	N/A

          The following table summarizes information about variable unit options outstanding as of December 31, 2002:

		Options Exercisable and Outstanding

Range of Exercise Prices	Weighted- Average Remaining Life (years)	Options	Weighted- Average Exercise Price

$0.55 to1.625	6.0	161,600	$1.36
$4.85 to $5.58	6.0	136,500	$5.18

Note 15.          EARNINGS PER UNIT/SHARE

          The following table sets forth the computation of basic and diluted earnings (loss) per unit/share:

	2002	2001	2000

Numerator:
Net (Loss) income	$(68,000)	$49,024,000	$13,343,000
Numerator for basic earnings (loss) per unit/share
Income (loss) available to common stockholders	$(68,000)	$49,024,000	$13,343,000
Numerator for diluted earnings (loss) per unit/share
Income (loss) available to common stockholders	$(68,000)	$49,024,000	$13,343,000
Denominator:
Denominator for basic earnings per unit/share-weighted-average shares	6,908,000	6,584,000	6,394,000
Effect of dilutive options	—	62,000	305,000

Denominator for diluted earnings per unit/share-adjusted weighted-average shares and assumed conversions	6,908,000	6,646,000	6,699,000

Basic earnings (loss) per unit/share	$(0.01)	$7.45	$2.09

Diluted earnings (loss) per unit/share	$(0.01)	$7.38	$1.99

          For additional disclosures regarding the outstanding employee unit / stock options see Note 14.

          The following table discloses the number of vested and outstanding options during 2002, 2001, and 2000 that were not included in the computation of diluted earnings per unit/share.  The Company incurred a net loss during 2002, and therefore all options are considered antidilutive for that year.  For 2001 and 2000, the following table lists options of which the exercise price was greater than the average market price of the common shares during for the respective year and, therefore, antidilutive.

	2001	2000

Number of antidilutive options	194,000	136,500
Range of option prices for the antidilutive options	$1.63 – 5.58	$14.85 – 15.58

Note 16.          SALES OF ASSETS

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

Note 17.          SUPPLEMENTAL CASH FLOW INFORMATION

          The Company paid interest during 2001 and 2000, of $39,000 and $273,000, respectively.  No interest was paid in 2002.

          Income taxes paid in 2002, 2001, and 2000 were $5,000, $3,477,000, and $3,755,000, respectively.

          In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $726,000 cash at closing and $1.3 million on a note receivable secured by the real estate.

          During 2001 and 2000, the Company had 54,333 and 552,800 stock options exercised on a net basis.  These transactions resulted in the Company receiving back 36,704 shares during 2001 and 458,621 shares during 2000 of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

          As a result of the sale, in August 2000, of the bulk of the Company’s remaining Fontana Mill Site Property to CCG, the Company eliminated $21.3 million in environmental remediation liabilities.

          The Company has not capitalized interest or property taxes during 2002, 2001, and 2000.

Note 18.          INCOME TAXES

          Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns.  Therefore, the only taxes imposed on the Company are a small gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc.  The total tax expense recorded for 2002 was $18,000.  Additionally, during 2002, the Company recorded an income tax benefit of $585,000.  This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001 and related solely to activity prior to its conversion to a limited liability company.

          The income tax provisions for the years ended December 31, 2001 and 2000 are composed of the following:

	2001	2000

Current tax expense:
Federal	$300,000	$—
State	1,495,000	33,000

	1,795,000	33,000

Deferred tax expense (credit):
Federal	13,144,000	(12,144,000)
State	(283,000)	146,000

	12,861,000	(11,998,000)

	$14,656,000	$(11,965,000)

          As a result of the conversion into a limited liability company, the remaining deferred tax assets and liabilities at December 31, 2001, were eliminated through the provision.

          The net change in the valuation allowance during 2001 and 2000 was a reduction of $238,000 and $14,126,000, respectively.  The decrease in the valuation allowance for 2001 was due to the utilization of net operating loss carry forwards that occurred during 2001 as a result of the sale of the Fontana Union stock, in March 2001.

          A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

	2001	2000

Federal statutory rate	35.0%	34.0%
Increase resulting from state tax, net of federal benefit	1.9%	12.9
Federal Alternative Minimum Tax	.5%	—
Change in tax status	(14.4)%	—
Decrease in post-reorganization valuation allowance	—	(915.2)

	23.0%	(868.3)%

Note 19.          SIGNIFICANT CUSTOMERS

Significant Customers

          Management and Training Corporation (“MTC”) operates a minimum security prison facility on a portion of the Eagle Mountain Site under a lease that expired in June 2002, after which it converted into a month to month lease.

          The Company received substantial portions of its revenue from the following customers:

Year Ended December 31	Cucamonga Lease	MTC Lease

2002	$—	$847,000
2001	$295,000	$815,000
2000	$5,640,000	$780,000

Note 20.          COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

          The Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including groundwater and other possible third party claims, would be approximately $4.0 million.  However, the Company purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million.  This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected in the above, approximate $4.0 million liability.

Pension Plans

          The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees.  Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant’s contribution up to 6% of compensation.  The non-qualified plan mirrors the qualified 401(k) plan.

          Total expense relative to these plans for the years ended December 31, 2002, 2001, and 2000, was $192,000, $262,000, and $158,000, respectively.

Letters of Credit

          At December 31, 2002, the Company had guaranteed a letter of credit outstanding on its behalf to third parties totaling $120,000.  This letter of credit was issued for reclamation activities performed at an idled coal property, on behalf of and at the expense of the KSC bankruptcy estate.

Note 21.          LEGAL PROCEEDINGS

          The Company, in the normal course of its business, is involved in various claims and legal proceedings.  A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on the Company’s financial statements.  Significant legal proceedings, including those which may have a material adverse effect on the Company’s business or financial condition, are summarized below.  However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which we may be or become a party.  Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

          Eagle Mountain Landfill Project Land Exchange Litigation.  In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the U.S. Bureau of Land Management (“BLM”).  This completed land exchange has been challenged in two separate federal lawsuits.

          Federal Land Exchange Litigation.  There are two separate, but related, litigation matters in federal district court involving the completed land exchange between Kaiser Eagle Mountain, Inc, and the BLM.  The details of each case are as follows:

               A.          Donna Charpied; Laurence Charpied; The Desert Protection Society (Plaintiffs) v. United States Department of the Interior; Bureau of Land Management; Bruce Babbitt, in his official capacity as Secretary of the Interior; Tom Fry, in his official capacity as Acting Director of the Bureau of Land Management; Al Wright, in his official capacity as Acting California State Director of the Bureau of Land Management; Tim Salt, in his official capacity as Bureau of Land Management California Desert District Manager; Robert Stanton, in his official capacity as Director of the National Park Service, Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation (Defendants), (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)).

          In December 1999, opponents of Eagle Mountain landfill project filed a lawsuit in the federal district court located in Riverside, California seeking to stop the Eagle Mountain landfill project.  In summary, the lawsuit challenges the BLM’s approval of a land exchange between the Company and the BLM.  The challenges are based upon, among other things, the Company’s and the BLM’s alleged failure to comply with the National Environmental Policy Act and the Federal Land Policy Management’s Act.  The relief sought is an unwinding of the land exchange that was completed on October 13, 1999, and the award of attorneys’ fees.  The National Park Service has been dismissed out of the lawsuit.  In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals

concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange.  The court concluded that the appraisal should have considered the highest best use of the lands being acquired from the BLM as a landfill.  The court did not, however, determine the proper valuation of the exchanged lands.  The plaintiffs in Kaiser’s federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser’s land exchange with the BLM is similarly defective.

          In light of the Bisson ruling, the BLM has completed an independent review of the “highest and best use” analysis consistent with that discussed in the Bisson decision.  The BLM’s independent appraiser concluded that there would be no change in the determination of the “highest and best use” analysis in the appraisal used in the land exchange if the property involved was expressly considered as a land fill site.  Given all the facts and circumstances, the independent appraisal concluded that there was no premium to be paid for the property interests exchanged by the BLM even if a portion of such property interests were a part of a planned landfill.

          Although we originally anticipated that the federal court would hold a trial or rule on summary judgment motions in 2001, this original schedule has been substantially delayed for, among other reasons, the court ruling in Bisson.  All scheduled briefing was completed on January 13, 2003 and Kaiser currently anticipates a decision in 2003.  Kaiser is vigorously defending the litigation.

               B.          National Parks and Conservation Association (Plaintiff) v. Bureau of Land Management; United States Department of the Interior; Kaiser Eagle Mountain, Inc.; and Mine Reclamation Corporation (Defendants), (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 000041 VAP(JWJx)).

          This lawsuit was brought by the National Parks Association and alleges causes of action that are virtually identical to the causes of action asserted in the Charpied litigation.  All scheduled briefing has been completed for this litigation.  Kaiser is also vigorously defending this matter.

          Threatened Endangered Species Act Litigation.  The Company along with the U.S. Department of Interior, the BLM, the Los Angeles County Sanitation District and Metropolitan Water District of Southern California, received a letter dated September 26, 2002, from the Center for Biological Diversity, the Sierra Club, Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the Eagle Mountain landfill project.  Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion.  In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road.  The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

          In reviewing the complaints of the Complaining Group, the BLM, out of an abundance of caution, conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion.  Although regular use of the railroad has not commenced, the BLM requested the Company to develop a maintenance schedule for the railroad that would address, among other things, the particular concerns of culverts and rail line ballast.  The Company has submitted a proposed schedule which is currently being reviewed by the BLM.

          Warrant Dispute.  New Kaiser Employees’ Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase, respectively, 460,000 and 285,260 Class A Units in the Company (the warrants were initially for common stock of Kaiser Inc. and were converted into Class A Units of Kaiser LLC in the merger).  VEBA and PBGC have each claimed that the treatment of its warrant in the conversion violated the terms of the warrant.  We do not believe this claim has any merit.  Prior to the vote on the conversion proposal, it was agreed by Kaiser, VEBA and PBGC that the rights of each VEBA and PBGC, under its warrant, would not be changed or waived by (i) any consent to or approval of the conversion proposal by either VEBA, PBGC or any director representing either of them, or (ii) any decision by either the VEBA or the PBGC to delay any potential legal challenge until after the adoption and completion of the conversion proposal.  VEBA and PBGC voted their respective shares in Kaiser Inc. in favor of the conversion proposal.  VEBA and PBGC continue to assert that the conversion proposal violated the terms of its warrant.

          Product Liability Litigation.  In March 2002, we received a complaint in the mail captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02).  The plaintiffs in this suit allege that KSC, or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana.  It is further alleged that this portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline and causing damage to the plaintiffs’ respective interests in land and that there were business interruption damages to certain of the plaintiffs.  No amount of damages has been pled.  Based upon the complaint, it appears that plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or manufactured the pipe in the ruptured section of the pipeline.  There were no material developments in this case in 2002 other than service of the complaint on us.  Kaiser still has not yet been required to respond to the lawsuit.  A National Transportation & Safety accident report identified another company as the maker of the ruptured pipe.  Based upon information currently known, it is anticipated that the Company will be dismissed from the lawsuit.  At this time, Kaiser still has not yet required to respond to the lawsuit.

          Asbestos Litigation.  There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.).  There currently are approximately 20 active suits.  Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability.  However, there is an increasing number of claims involving other facilities such as the former Kaiser Steel Mill Site Property.  Plaintiffs attorneys are increasingly requesting mill site and Eagle Mountain related documents in an effort to build a “war chest” of documents for future litigation.

          Most of these lawsuits are third party premises claims alleging injury resulting from exposure to asbestos or asbestos containing products and involve multiple defendants.  The Company anticipates that it, often along with KSC Recovery, will be named as a defendant in additional asbestos lawsuits.  A number of large manufacturers and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past several years, increasing the likelihood that additional suits will be filed against the Company.  In addition, the trend has been toward increasing trial damages and settlement demands.  Virtually all of the complaints against us and KSC Recovery are non-specific, but involve allegations relating to pre-bankruptcy activities.  It is difficult to determine the amount of damages that we could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages.  The Company vigorously defends all asbestos claims as is appropriate for a particular case.

          Of the claims resolved to date, approximately 70% have been resolved without payment to the plaintiffs, and of the 34 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 28 of such cases.  The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

          City of Ontario Claim.  In 2001,the California Regional Water Quality Control Board (“RWQCB”) communicated with us that the City of Ontario had asserted that we were responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from our former mill site property.  By way of background, in the fall of 1993, RWQCB approved a settlement agreement resolving the Company’s groundwater remediation obligation.  The settlement agreement provided that the Company would:  (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation.  We have satisfied all of its obligations under the settlement agreement.  However, the settlement agreement left open the possibility of certain third party claims.  The City of Ontario is vigorously pursuing the claim before the RWQCB and the Company is vigorously defending the claim.

          Slemmer Litigation.  Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856).  The defendants in the lawsuit are Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water and individuals serving on the Board of Directors of Fontana Union Water Company.  In summary, plaintiffs allege that they are the owners of 175 shares of the stock of Fontana Union Water Company, a mutual water company, and that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law.  Among other things, plaintiffs have requested $25,000,000 in damages and the trebling of such damages under California law.  The plaintiffs were allowed to file a second amended complaint to which the Company filed an answer in January 2003 denying all allegations.  We believe that the allegations against us are without merit and we will vigorously defend this suit.

          Port of Oakland.  The Port of Oakland contacted us regarding a potential claim arising out of alleged contamination of soil from underground storage tanks.  The Port of Oakland alleged that KSC used these tanks at property owned by the Port of Oakland and leased by Kaiser Steel Corporation pursuant to a lease agreement that terminated in 1986.  Based upon the communication received, the Port of Oakland claims damages of approximately $150,000 plus unknown potential remediation costs.  We believe, based upon the information that has been provided to date, the allegations are without merit and any potential claim would be barred under the statute of limitations.

         Port of Los Angeles. On March 21, 2003, KSC received a Third Party Complaint captioned Santa Monica Baykeeper, et al (Plaintiffs) v. Kaiser International Corporation, et al (Defendants) / American Bulk Loading Enterprises, Inc. et al (Third-Party Plaintiffs) v. AMICOR, et al (Third Party Defendants) United States District Court Central District of California; Case Number CV-97-7761 DDP (RCx). It appears that the underlying litigation involves a citizens enforcement action commenced against the Port of Los Angeles, Kaiser International Company, and others by the Santa Monica Baykeepers for alleged contamination to the San Pedro Inner Harbor in the Port of Los Angeles arising from the operation of a bulk loading facility. It appears that the Third Party Plaintiffs have subsequently commenced litigation against KSC and thirty-nine other Third Party Defendants. In summary, the Third Party Complaint seeks recovery against KSC and others for any amount paid by the Third Party Defendants under theories of equitable indemnity, negligence and contribution. It is not clear if the Third Party Plaintiffs intend for Kaiser Ventures LLC to be a party to the lawsuit. Since this matter was just served on KSC, we have not had the opportunity to fully review the complaint and obtain and understanding of the underlying facts. However, we will be vigorously defending this lawsuit.

          London Market Claim.  On November 6, 2002, we received a letter from legal counsel for certain Underwriters at Lloyd’s, London and certain London Market Insurance Companies (“London Carriers”) allegedly tendering defense and indemnification obligations to the Company as a result of the London Carriers being a defendant in a lawsuit entitled Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738.  The London Carriers allege that the Company has indemnity and defense obligations pursuant a settlement agreement reached with the London Carriers in 1995.  It appears that the underlying amount in dispute is in excess of $3,000,000 plus attorneys’ fees.  The Company has accepted the tender subject to a full reservation of rights.  Upon receipt of the claim, we tendered the claim to IMACC, which is a third party that we believe is ultimately responsible for any amount that is determined to be owed in this litigation.  IMACC has accepted our tender of the claim of the London Carriers, subject to a reservation of rights.

          Bankruptcy Claims.  The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996.  However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters.  Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

          From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC.  Excluding the asbestos claims, there has been an average of two to four such claims a year for the past several years.  The Explorer Pipeline litigation and the Port of Oakland claim are examples of the types of claims that are occasionally alleged to have arisen out of pre-bankruptcy activities.  In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law.  Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims.  If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a materially adverse effect on Kaiser’s business and value.

Note 22.          QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Resource revenues	$279,000	$317,000	$406,000	$392,000
Income (loss) from operations	$(607,000)	$(358,000)	$(264,000)	$97,000
Income (loss) before income tax provision	$(422,000)	$(266,000)	$(149,000)	$202,000
Net (loss) income	$(424,000)	$(267,000)	$432,000	$191,000
Earnings (loss) per unit/share
Basic	$(0.06)	$(0.04)	$0.06	$0.03
Diluted	$(0.06)	$(0.04)	$0.06	$0.03
2001
Resource revenues	$67,475,000	$168,000	$177,000	$231,000
Income (loss) from operations	$65,084,000	$(917,000)	$(728,000)	$(2,291,000)
Income (loss) before income tax provision	$65,470,000	$95,000	$236,000	$(2,121,000)
Net income	$48,009,000	$70,000	$749,000	$196,000
Earnings per unit/share
Basic	$7.35	$.01	$0.11	$(0.02)
Diluted	$7.26	$.01	$0.11	$0.00

KAISER VENTUIRES LLC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Adjustments from Reserves	Balance at End of Period

Year Ended December 31, 2002
Allowance for losses in collection of current accounts receivable	$34,000	$—	$—	$34,000

Year Ended December 31, 2001
Allowance for losses in collection of current accounts receivable	$83,000	$—	$49,000	$34,000

Year Ended December 31, 2000
Allowance for losses in collection of current accounts receivable	$90,000	$—	$7,000	$83,000