Form 10-Q
period 2003-03-31
KAISER VENTURES LLC
filed 2003-05-13
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003	Commission File Number 333-65194

KAISER VENTURES LLC
(Exact name of registrant as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒ No ☐

At April 30, 2003, 6,911,799 Class A Units were outstanding including 136,919 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Form 10-K Report can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Form 10-Q Report in conjunction with the Company’s 2002 Form 10-K Report, since the information contained herein is often an update of the information in the 10-K Report.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-Q Report, Annual Report, 10-K Report, 8-K Report or press release of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2002 Annual Report on Form 10-K for background information and a complete understanding as to material developments concerning the Company.

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

Item 1.    FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 4, beginning on Page 12 of this Report and are incorporated herein by this reference.

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

As of March 31, 2003, we also had cash and cash equivalents, receivables and short-term and long-term investments of approximately $16.4 million.

Eagle Mountain Landfill Project

Background.    In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC is seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. The Company currently owns 81.78% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

Sale of Landfill Project.    In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently scheduled to occur in the second quarter of 2003. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiations of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

The District continues to undertake extensive due diligence on the Landfill Project and is waiting for receipt of several items, including final land and right-of-way surveys. In addition, the parties are continuing to negotiate the terms of various ancillary agreements such as joint use agreements for access,

KAISER VENTURES LLC AND SUBSIDIARIES

utilities, and the Eagle Mountain railroad. With the sale of the Landfill Project, the Company will continue to own more than 4,000 acres in the Eagle Mountain area, including the Eagle Mountain town site. The parties agreed to extend the closing date to no later than May 31, 2003. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that the parties will continue to extend the closing date and, if it is extended, for how long.

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

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2002 Report on Form 10-K.

Landfill Project Litigation.    Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County challenging the completed federal land exchange and requesting its reversal. To date, no immediate injunctive relief has been sought. All the scheduled briefs for the litigation have been filed and we are waiting for a ruling from the court. We currently anticipate a ruling in 2003.

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

In reviewing the complaints of the Complaining Group, the BLM, out of an abundance of caution, conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although regular use of the railroad has not commenced, the BLM requested that the Company develop a maintenance schedule for the railroad that would include addressing, among other things, the particular concerns of culverts and rail line ballast. During the first quarter of 2003, the Company submitted a proposed schedule which is currently being reviewed by the BLM.

KAISER VENTURES LLC AND SUBSIDIARIES

Risks.    As is discussed in this 10-Q Report and in more detail in the Company’s 2002 Annual Report on Form 10-K, there are numerous risks associated with MRC and the Landfill Project, including the competition represented by the Mesquite Landfill Project which was purchased by the District in December 2002. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are material litigation risks associated with the current federal land exchange litigation, as well as the threatened litigation over the Endangered Species Act.

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

During the first quarter of 2003, West Valley MRF processed approximately 17,000 tons of municipal solid waste per week.

As a result of the continuing favorable performance of the West Valley MRF, during the first quarter of 2003 the primary lender to West Valley agreed to modify certain covenants in its loan agreements which allow greater flexibility in the distribution of cash to Burrtec and Kaiser as the members of West Valley.

We received a $750,000 cash distribution from the West Valley MRF in the first quarter of 2003.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the development of the Company’s long-term projects. The Company’s share of income related to its investment in the West Valley MRF is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities include housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite and other miscellaneous short-term activities. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses.

Summary of Revenue Sources

Due to the developmental nature of certain Company projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues

KAISER VENTURES LLC AND SUBSIDIARIES

as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – BUSINESS UPDATE” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2003 and 2002

An analysis of the significant components of the Company’s resource revenues for the quarters ended March 31, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in West Valley MRF, LLC	$809,000	$247,000	228%
Gain on Mill Site land sales	53,000	27,000	96%

Total ongoing operations	862,000	274,000	215%

Interim Activities (net)	(27,000)	5,000	N/A

Total resource revenues	$835,000	$279,000	199%

Resource Revenues.    Total resource revenues for the first quarter of 2003 were $835,000, compared to $279,000 for 2002. Revenues from ongoing operations increased 215% for the quarter to $862,000 from $274,000 in 2002, while interim activities (net of related expenses) declined to a net loss of $27,000 from net income of $5,000 in 2002.

Ongoing Operations.    Income from equity method investment increased by $562,000 to $809,000 due to higher equity income from the West Valley MRF during the first quarter of 2003 compared to the same period 2002. This increase in equity income in the West Valley MRF is mainly due to: (a) increased transfer and greenwaste tonnage and recyclable sales ($560,000); (b) reduced repairs and maintenance expenses ($146,000); and (c) a decrease in depreciation and amortization expense ($30,000) being partially offset by an increase in direct operating relating expenses to the increased tonnages and revenues ($174,000).

Gain on Mill Site land sales.    The Company recognized gains of $53,000 and $27,000 during the first quarters of 2003 and 2002, respectively, from the sales of certain Mill Site property parcels that closed in 1997 and 1999. This increase in recognized gains is solely due to the early receipt of a quarterly payment on a note receivable and does not reflect an acceleration in the terms of the note.

Interim Activities (net).    Interim activities net of expenses for the first quarter of 2003 were a net loss of $27,000 compared to net income of $5,000 for the same period in 2002. This decline in interim activities (net) was expected and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project completed during 2002 ($41,000) being partially offset by slightly higher revenue from the Management Training Corporation (“MTC”) lease ($13,000). It is currently unknown whether funding for the private prison located at Eagle Mountain will be extended beyond June 30, 2003. If funding for the private prison is discontinued for any reason and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management periodically reviews.

KAISER VENTURES LLC AND SUBSIDIARIES

Corporate General and Administrative Expenses.    Corporate general and administrative expenses for the first quarter of 2003 decreased 52% to $426,000 from $886,000 for the same period in 2002. The decrease is primarily due to reduced staffing ($257,000) and lower professional and outside consulting expenses ($203,000).

Net Interest Income.    Net interest income for the first quarter of 2003 was $113,000 compared to $185,000 in the same period in 2002. The change was due to a decrease in interest income ($72,000) relating to lower interest rates plus lower cash and investment balances.

Pre-Tax Income (Loss) and Income Tax Provision.    The Company recorded pre-tax income of $522,000 in the first quarter of 2003 versus a pre-tax loss of $422,000 for the same period in 2002. Therefore, the only taxes imposed on the Company are a small gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc., a subsidiary of the Company. Since the Company is now taxed as a partnership and the Company’s results of operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. These taxes amounted to $4,000 for the first quarter of 2003, versus $2,000 for the same period in 2002.

Net Income.    For first quarter of 2003, the Company reported net income of $518,000, or $0.07 per unit, versus a net loss of $424,000, or $0.06 per unit, reported for the same period in 2002.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments.    The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $5,185,000 to $5,162,000 at March 31, 2003 from $10,347,000 at December 31, 2002. Included in cash and cash equivalents is $1,824,000 and $1,335,000 held solely for the benefit of MRC at March 31, 2003 and December 31, 2002, respectively. The decrease in cash and cash equivalents is primarily due to the investment, net, of excess cash in short-term investments of $6,040,000 and capital expenditures of $281,000 being partially offset by the collection of accounts receivable of $513,000 and a distribution from the West Valley MRF of $750,000.

Working Capital.    During the first quarter of 2003, current assets increased $1.4 million to $12.8 million, while current liabilities increased $52,000 to $1.0 million. The increase in current assets resulted primarily from the $7,067,000 increase in short-term investments being mostly offset by a $5,185,000 decrease in cash and cash equivalents and a $513,000 decline in accounts receivable. Included in current liabilities, as of March 31, 2003, is $125,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during the first quarter of 2003 by $1.3 million to $11.8 million at March 31, 2003.

Short-Term and Long-Term Investments.    At March 31, 2003, the Company had $9.8 million of its excess cash reserves invested in high-grade marketable commercial paper, bond funds, and corporate bonds with maturities that closely match the Company’s anticipated future cash requirements. In regard to the maturity dates of these investments, $7.1 million was classified as a current asset while $2.7 million was classified as a long-term asset.

Investments.    There was a $59,000 increase in the Company’s investment in the West Valley MRF during the first quarter of 2003 resulting from the Company’s recording of $809,000 from its equity share of income during the period being almost completely offset by receipt of a $750,000 cash distribution. Our investment in the Eagle Mountain Landfill increased $383,000 during the first quarter of 2003 due to continuing landfill development activities.

KAISER VENTURES LLC AND SUBSIDIARIES

Other Assets.    The decrease in other assets ($177,000) relates to decreases in notes receivable due to the receipt of recurring payments ($114,000), and an increase in accumulated depreciation as of March 31, 2003 ($63,000).

Environmental Remediation.    As of March 31, 2003, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $3.9 million. However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost to us of approximately $3.8 million. This policy covers, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $3.9 million liability. Due to the nature of the insurance policy, generally accepted accounting principles require that the cost of the policy be capitalized as an asset, separately from the related liability, and amortized as claims on the policy are made.

Long-term Liabilities.    The decrease in other long-term liabilities is due to the recognition of gains on real estate sales ($53,000).

Minority Interest.    As of March 31, 2003, the Company has recorded $5,685,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

Contingent Liabilities.    The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. As disclosed in the Notes to the 2002 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies are important to the portrayal of the Company’s financial condition and results.

Investments.    The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in two bond funds that it classifies as “trading” and are marked to market with any gain or loss reflected in the statement of operations. The Company also has investments in commercial paper, and debt instruments, which it classifies as “held-to-maturity” and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid. Subsequent to March 31, 2003, certain of the Company’s investments, at each reporting period, may be classified as “available-for-sale” that will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income which is a component of members’ equity.

KAISER VENTURES LLC AND SUBSIDIARIES

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

New Accounting Pronouncement

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. In addition to its disclosure requirements, FIN No. 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has concluded that there is no effect on its consolidated financial position or results of operations of adopting the initial recognition and measurement provisions of FIN No. 45.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure

KAISER VENTURES LLC AND SUBSIDIARIES

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

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – BUSINESS UPDATE”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-Q, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations.    As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. Certain of these projects and investments, such as our 50% equity ownership of the West Valley MRF, are essentially complete and we have been recognizing significant revenues and income from them. We continue to evaluate all of our remaining assets and investments in light of how to best provide maximum value to our members.

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

Pending Sale of Eagle Mountain Landfill Project.    As discussed in more detailed in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – BUSINESS UPDATE – Eagle Mountain Landfill Project” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Corporate Overhead.    As we divest our remaining assets, we intend to adjust our corporate staffing and overhead to reflect the reduced requirements of our remaining operations and projects. The costs of such reductions shall be recorded at the time the decision to make such reductions is made by the Company.

Capital Resources.    Kaiser LLC expects that its current cash balances and short-term and long-term investments together with cash generated from the West Valley MRF, notes receivables and any future asset sales will be sufficient to satisfy our projected operating cash requirements for the next 3-4 years.

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation related to that project. Although the closing with the District was scheduled to occur during 2003, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – BUSINESS UPDATE – Eagle Mountain Landfill Project and Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To reduce our general and administrative expenses as appropriate.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Based on its review of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) that is required to be included in the Company’s periodic Securities Exchange Commission filings. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FINANCIAL	STATEMENTS

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,162,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	250,000	763,000
Short-term investments – trading	5,019,000	—
Short-term investments	2,048,000	—
Notes receivable	337,000	337,000

	12,816,000	11,447,000

Eagle Mountain Landfill Investment	28,209,000	27,826,000

Investment in West Valley MRF	4,199,000	4,140,000

Land and improvements	2,503,000	2,503,000

Long-term investments	2,725,000	3,752,000

Other Assets
Notes receivable	898,000	1,012,000
Unamortized environmental insurance premium	3,800,000	3,800,000
Buildings and equipment (net)	881,000	944,000

	5,579,000	5,756,000

Total Assets	$56,031,000	$55,424,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$230,000	$73,000
Accrued liabilities	815,000	920,000

	1,045,000	993,000

Long-term Liabilities
Deferred gain on sale of real estate	429,000	482,000
Accrued liabilities	254,000	254,000
Environmental remediation reserve	3,947,000	3,956,000

	4,630,000	4,692,000

Total Liabilities	5,675,000	5,685,000

Minority Interest	5,685,000	5,586,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,911,799	44,671,000	44,153,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—

Total Members’ Equity	44,671,000	44,153,000

Total Liabilities and Members’ Equity	$56,031,000	$55,424,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2003	2002
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	809,000	247,000
Gain on Mill Site land sales	53,000	27,000

Total ongoing operations	862,000	274,000

Interim Activities Income (Loss), net	(27,000)	5,000

Income from Resources	835,000	279,000

Corporate General and Administrative Expenses	426,000	886,000

Income (Loss) from Operations	409,000	(607,000)

Net interest income	(113,000)	(185,000)

Income (Loss) before Income Tax Provision	522,000	(422,000)

Income tax provision	4,000	2,000

Net Income (Loss)	$518,000	$(424,000)

Basic Earnings (Loss) Per Unit	$0.07	$(0.06)

Diluted Earnings (Loss) Per Unit	$0.07	$(0.06)

Basic Weighted Average Number of Units Outstanding	6,912,000	6,904,000

Diluted Weighted Average Number of Units Outstanding	6,932,000	6,904,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net income (loss)	$518,000	$(424,000)
Income from equity method investments	(809,000)	(247,000)
Depreciation and amortization	63,000	72,000
Mill Site land sale deferred gain realized	(53,000)	(27,000)
Changes in assets:
Receivables and other	513,000	20,000
Purchase of investments – trading (See Note 1)	(5,000,000)	—
Income tax receivable	—	1,182,000
Changes in liabilities:
Current liabilities	(50,000)	(1,273,000)
Long-term accrued liabilities	—	(67,000)

Net cash flows from operating activities	(4,818,000)	(764,000)

Cash Flows from Investing Activities
Minority interest	99,000	199,000
Distribution from West Valley MRF	750,000	250,000
Purchase of investments	(5,040,000)	—
Maturities of investments	4,000,000	—
Note receivable collections	114,000	82,000
Capitalized landfill expenditures	(281,000)	(539,000)
Environmental remediation expenditures	(9,000)	—

Net cash flows from investing activities	(367,000)	(8,000)

Cash Flows from Financing Activities
Issuance of Class A units	—	2,000

Net cash flows from financing activities	—	2,000

Net Changes in Cash and Cash Equivalents	(5,185,000)	(770,000)

Cash and Cash Equivalents at Beginning of Year	10,347,000	16,389,000

Cash and Cash Equivalents at End of Quarter	$5,162,000	$15,619,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Three Months Ended March 31, 2003

(Unaudited)

	Class A Units	Members’ Equity

Balance at December 31, 2002	6,911,799	$44,153,000
Net income	—	518,000

Balance at March 31, 2003	6,911,799	$44,671,000

At March 31, 2003 and December 31, 2002, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2003, and results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

Investments.    The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in two bond funds that it classifies as “trading” and are marked to market with any gain or loss reflected in the statement of operations. FAS 115 requires any activity in this account between reporting periods to be reflected in the Consolidated Statement of Cash Flows as an operating activity rather than an investing activity. As a result, the Company’s reported net cash flows from operating activities for the first three months of 2003, reflects as a use of cash, the $5.0 million in cash that the Company invested in the two bond funds. The Company also has investments in commercial paper, and debt instruments, which it classifies as “held-to-maturity” and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid. See Note 2 for additional information relating to the classification of investments.

Stock Based Compensation.    On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company adopted SFAS No. 148 effective December 31, 2002.

At March 31, 2003, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the three months ended March 31, 2003 and 2002, there would have been no effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

Note 2.    INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. The investments in the bond funds are classified as “trading”, while the investments in commercial paper and debt instruments have been classified as “held to maturity”.

The following is a summary of investment securities classified as “trading” as of March 31, 2003:

TRADING SECURITIES	FAIR VALUE
Bond funds	$5,019,000

The following is a summary of investment securities classified as “held to maturity” as of March 31, 2003:

HELD-TO-MATURITY SECURITIES	AMORTIZED COST	LESS CURRENT MATURITIES	MATURITIES FROM ONE TO FIVE YEARS
U.S. corporate commercial paper	$782,000	$—	$782,000
U.S. corporate debt securities	3,991,000	2,048,000	1,943,000

	$4,773,000	$2,048,000	$2,725,000

Subsequent to March 31, 2003, in April 2003, the Company sold certain of its “held to maturity” investments prior to their stated maturity date. These investments had an amortized cost of $1,026,000 at March 31, 2003 and the sale resulted in a loss of approximately $6,000. As a result of these transactions, the remaining “held to maturity” investments will be initially classified as “available-for-sale” investments. The classification of these securities and the existing trading securities will be reviewed by the Company, in the future, at each reporting period. The future unrealized gain or loss associated with investments classified as “available-for-sale” will be recorded as an increase or decrease to the investment balance with a corresponding increase or decrease to comprehensive income which is a component of members’ equity. In addition, realized gains or losses, and interest income or dividends will be recorded as a component of the statement of operations. Had the “held to maturity” investments been classified as “available-for-sale” investments at March 31, 2003, the increase in the investment amounts and comprehensive income would have been approximately $50,000 and there would have been no change to the statement of operations or earnings per unit.

The following is a summary of amortized cost of the investment securities as of December 31, 2002:

HELD-TO-MATURITY SECURITIES	MATURITIES FROM ONE TO FIVE YEARS
U.S. corporate commercial paper	$787,000
U.S. corporate debt securities	2,464,000
U.S. government debt securities	501,000

$3,725,000

Note 3.    EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2003, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (81.78% of which belongs to Kaiser) which exceeds its capitalized cost; (b) our 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 4.    EAGLE MOUNTAIN CONTRACT WITH MANAGEMENT TRAINING CORP

A portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California. While funding for private prisons was initially eliminated in California’s 2002-2003 state budget, the 2002-2003 budget for the State of California that was signed into law on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003. It is possible that funding for the private prison located at Eagle Mountain will not be extended beyond June 30, 2003. If funding for the private prison is discontinued, for any reason, and/or the lease with Management Training Corporation is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which reserve management will continue to review.

Note 5.    COMMITMENTS AND CONTINGENCIES

Environmental Contingencies.    As of March 31, 2003, based upon current information, the Company estimates that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $3.9 million. However, the Company purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above $3.9 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized separately from the related liability and amortized as claims in the policy are made.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

PART II

Item 1.    LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-K for 2002, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the first quarter of 2003, except as otherwise discussed in the Company’s Annual Report on Form 10-K for 2002.

Item 2.    CHANGES IN SECURITIES

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.    OTHER INFORMATION

In the first quarter of 2003 the Board of Managers approved a new Audit Committee Charter and a Code of Business Conduct and Ethics, which are attached as Exhibits 99.3 and 14.1, respectively to our Annual Report on Form 10-K for 2002. In addition, Business Staffing, Inc. negotiated a new employment agreement with Richard E. Stoddard, our Chief Executive Officer and Chairman of the Board of Managers. Among other things, the new employment agreement, with an effective date of January 1, 2003, reduces Mr. Stoddard’s time commitment to the Company and his salary. The new employment agreement was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Our annual meeting of members will be held on June 17, 2003, commencing at 9:00 a.m. (California time) at the Double Tree Ontario Airport Hotel, located at 222 N. Vineyard Avenue, Ontario California. Our proxy statement and annual report was mailed to members on or around May 6, 2003.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

Exhibit 10.1 – First Amendment Agreement dated as of January 1, 2003, by and between West Valley MRF, LLC and Union Bank of California, N.A., filed with this Report.

Exhibit 99.1 – Certificate of Richard E. Stoddard, Chief Executive Officer of Kaiser Ventures LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this Report.

Exhibit 99.2 – Certificate of James F. Verhey, Executive Vice President and Chief Financial Officer of Kaiser Ventures LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this Report.

B.    Reports on Form 8-K

None.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER VENTURES INC.

Dated: May 12, 2003	By:	/s/ James F. Verhey
James F. Verhey Principal Financial Officer

CERTIFICATION

I, Richard E. Stoddard, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Kaiser Ventures LLC;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:	May 12, 2003	/s/ Richard E. Stoddard
Richard E. Stoddard

KAISER VENTURES LLC AND SUBSIDIARIES

CERTIFICATION

I, James F. Verhey, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Kaiser Ventures LLC;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:	May 12, 2003	/s/ James F. Verhey
James F. Verhey