Form 10-Q
period 2003-06-30
KAISER VENTURES LLC
filed 2003-08-12
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003	Commission File Number 333-65194

KAISER VENTURES LLC

(Exact name of registrant as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

At July 30, 2003, 6,919,299 Class A Units were outstanding including 136,919 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

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

The reader is encouraged to read this Form 10-Q Report in conjunction with the Company’s 2002 Annual Report on Form 10-K and the Company’s Form 10-Q Report for the quarter ended March 31, 2003, since the information contained herein is often an update of the information in such reports.

i

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-Q Report, Annual Report, 10-K Report, 8-K Report or press release of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our business; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2002 Annual Report on Form 10-K and its report on Form 10-Q for the quarter ended March 31, 2003, for background information and a complete understanding as to material developments concerning the Company.

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

Item 1.    FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 2, beginning on Page 12 of this Report and are incorporated herein by this reference.

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

As of June 30, 2003, we also had cash and cash equivalents, receivables and short-term and long-term investments of approximately $15.4 million.

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

Sale of Landfill Project.    In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently scheduled to occur in the fourth quarter of 2003. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiations of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

The District continues to undertake extensive due diligence on the Landfill Project and is waiting for receipt of several items, including technical corrections to certain rights-of-way. In addition, the parties are continuing to negotiate the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad. With the sale of the Landfill Project, the Company will continue to own or control more than 5,000 acres in the Eagle Mountain area, including the Eagle Mountain town site. The parties agreed to extend the closing date to no later than October 31, 2003. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that the parties will continue to extend the closing date and, if it is extended, for how long.

Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange. Interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level for a period of up to four years. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

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

In reviewing the complaints of the Complaining Group, the BLM, out of an abundance of caution, conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although regular use of the railroad has not commenced, the BLM requested that the Company develop a maintenance schedule for the railroad that would include addressing, among other things, the particular concerns of culverts and rail line ballast. During the first quarter of 2003, the Company submitted a proposed maintenance schedule. As of the date of this report, the BLM has not responded to the Company’s proposed maintenance schedule.

MRC Financing.    During the second quarter of 2003 MRC commenced a $2.1 million private placement of its Class B Units to its existing members. Kaiser will fund at least $1.72 million of the private placement. The funding is payable in installments with the last installment due in July 2004.

Risks.    As is discussed in this Report on Form 10-Q and in more detail in the Company’s 2002 Annual Report on Form 10-K, there are numerous risks associated with MRC and the Landfill Project, including the competition represented by the Mesquite Landfill Project which was purchased by the District in December 2002. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are material litigation risks associated with the current federal land exchange litigation, as well as the threatened litigation over the Endangered Species Act.

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

During the second quarter of 2003, West Valley MRF processed approximately 18,000 tons of municipal solid waste per week.

We received a $500,000 cash distribution from the West Valley MRF in the second quarter of 2003, making for a cumulative total of $1,250,000 in distributions received by the Company through June 30, 2003. We also received additional cash distributions totaling $500,000 from the West Valley MRF in July 2003.

Eagle Mountain, California

A portion of the Eagle Mountain Townsite is leased on a month-to-month basis to Management Training Corporation, a company that operates a minimum security prison under contract with the State of California. While funding for private prisons was initially eliminated in California’s 2002-2003 state budget, the 2002-2003 state budget that was signed into law on September 5, 2002, restored funding for Eagle Mountain and other private prisons through June 30, 2003. The State of California is again experiencing a fiscal crisis. The California state budget for fiscal year 2003-2004 passed on August 1, 2003, includes funds for the Eagle Mountain private prison only through December 31, 2003. However, attempts are being made to extend funding beyond December 31, 2003. If funding for the private prison is discontinued for any reason or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the development of the Company’s long-term projects. The Company’s share of income related to its investment in the West Valley MRF is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated primarily from miscellaneous activities at the Eagle Mountain Townsite and other short-term activities. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses.

Summary of Revenue Sources

Due to the developmental nature of certain Company projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—BUSINESS UPDATE” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2003 and 2002

An analysis of the significant components of the Company’s resource revenues for the quarters ended June 30, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$437,000	$355,000	23%
Gain on Mill Site land sales	—	27,000	(100%)

Total ongoing operations	437,000	382,000	14%

Interim Activities (net)	(94,000)	(65,000)	(45%)

Total resource revenues	$343,000	$317,000	8%

Resource Revenues.    Total resource revenues for the second quarter of 2003 were $343,000, compared to $317,000 for 2002. Revenues from ongoing operations increased 14% for the second quarter to $437,000 from $382,000 in 2002, while interim activities (net of related expenses) declined to a net expense of $94,000 from a net expense of $65,000 in 2002.

Ongoing Operations.    Income from equity method investment increased by $82,000 to $437,000 as a result of higher equity income from the West Valley MRF during the second quarter of 2003 compared to the same period in 2002. This increase in equity income in the West Valley MRF is primarily due to increased transfer and greenwaste tonnage and recyclable sales ($292,000) being partially offset by increases in: (a) payroll ($56,000); (b) repairs and maintenance ($34,000); and (c) other direct operating expenses ($111,000) related to the increased tonnages and revenues.

Gain on Mill Site land sales.    The Company recognized gains of $0 and $27,000 during the second quarters of 2003 and 2002, respectively, from the sales of certain Mill Site property parcels that closed in 1997 and 1999. This decrease in recognized gain is due solely to the early receipt of the second quarter note receivable payment, which was received in March 2003.

Interim Activities (net).    Interim activities, net of expenses, for the second quarter of 2003 were a net loss of $94,000 compared to a net loss of $65,000 for the same period in 2002. This decline in interim activities (net) was expected and is primarily due to increased repairs and maintenance expenses ($16,000) and the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project completed during 2002 ($13,000). It is currently unknown whether funding for the private prison located at Eagle Mountain will be continued beyond December 31, 2003, because the State of California’s budget for fiscal year 2003-2004 only provides funding through such date. If funding for the private prison is discontinued for any reason and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.

Corporate General and Administrative Expenses.    Corporate general and administrative expenses for the second quarter of 2003 increased 134% to $1,579,000 from $675,000 for the same period in 2002. The increase is primarily due to one time retention payments made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000 ($1,031,000) being partially offset by reduced staffing expenses ($135,000).

Net Interest and Investment Income.    Net interest and investment income for the second quarter of 2003 was $220,000 compared to $92,000 in the same period in 2002. The change was due to an increase in gains on investments sold ($104,000) and increased interest and dividend income ($22,000).

Pre-Tax Loss and Income Tax Provision.    The Company recorded a pre-tax loss of $1,016,000 in the second quarter of 2003 versus a pre-tax loss of $266,000 for the same period in 2002. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $4,000 for the second quarter of 2003, versus $1,000 for the same period in 2002.

Net Loss.    For the second quarter of 2003, the Company reported a net loss of $1,020,000, or $0.15 per unit, versus a net loss of $267,000, or $0.04 per unit, reported for the same period in 2002.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2003 and 2002

An analysis of the significant components of the Company’s resource revenues for the six months ended June 30, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$1,246,000	$602,000	107%
Gain on Mill Site land sales	53,000	53,000	—%

Total ongoing operations	1,299,000	655,000	98%

Interim Activities (net)	(121,000)	(59,000)	(105%)

Total resource revenues	$1,178,000	$596,000	98%

Resource Revenues.    Total resource revenues for the first six months of 2003 were $1,178,000, compared to $596,000 for 2002. Revenues from ongoing operations increased 98% for the six months to $1,299,000 from $655,000 in 2002, while interim activities (net of related expenses) declined to a net expense of $121,000 from a net expense of $59,000 in 2002.

Ongoing Operations.    Income from equity method investment increased by $644,000 to $1,246,000 as a result of higher equity income from the West Valley MRF during the first six months of 2003 compared to the same period 2002. This increase in equity income in the West Valley MRF is mainly due to: (a) increased transfer and greenwaste tonnage and recyclable sales ($852,000); (b) reduced repairs and maintenance expenses ($150,000); and (c) a decrease in depreciation and amortization expense ($29,000) being partially offset by an increase in other direct operating relating expenses ($309,000) and payroll expenses ($114,000) related to the increased tonnages and revenues.

Gain on Mill Site land sales.    The Company recognized gains of $53,000 during the first six months of 2003 and 2002 from the sales of certain Mill Site property parcels that closed in 1997 and 1999.

Interim Activities (net).    Interim activities, net of expenses, for the first six months of 2003 were a net loss of $121,000 compared to a net loss of $59,000 for the same period in 2002. This decline in interim activities (net) was expected and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project completed during 2002 ($54,000) and increased repairs and maintenance ($17,000) being partially offset by slightly higher revenue from the Management Training Corporation (“MTC”) lease ($10,000). It is currently unknown whether funding for the private prison located at Eagle Mountain will be extended beyond December 31, 2003. If funding for the private prison is discontinued for any reason and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.

Corporate General and Administrative Expenses.    Corporate general and administrative expenses for the first six months of 2003 increased 29% to $2,006,000 from $1,561,000 for the same period in 2002.

The increase is primarily due to one time retention payments made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000 ($1,031,000) being partially offset by reduced staffing expenses ($392,000) and lower outside consulting expenses ($193,000).

Net Interest and Investment Income.    Net interest and investment income for the first six months of 2003 was $333,000 compared to $277,000 in the same period in 2002. The change was due to an increase in gains on investments sold ($124,000) being partially offset by lower interest and dividend income ($66,000).

Pre-Tax Loss and Income Tax Provision.    The Company recorded a pre-tax loss of $495,000 in the first six months of 2003 versus a pre-tax loss of $688,000 for the same period in 2002. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $8,000 for the first six months of 2003, versus $3,000 for the same period in 2002.

Net Loss.    For the first six months of 2003, the Company reported a net loss of $503,000, or $0.07 per unit, versus a net loss of $691,000, or $0.10 per unit, reported for the same period in 2002.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments.    The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $6,763,000 to $3,584,000 at June 30, 2003 from $10,347,000 at December 31, 2002. Included in cash and cash equivalents is $1,451,000 and $1,335,000 held solely for the benefit of MRC at June 30, 2003 and December 31, 2002, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the net investment of $6,217,000 in excess cash in short and long-term investments; (b) $1,401,000 of cash used by operations; (exclusive of purchase of investments); and (c) capital expenditures of $653,000 being partially offset by the collection of accounts and notes receivable of $362,000 and distributions received from the West Valley MRF totaling $1,250,000 through June 30, 2003.

Working Capital.    During the first six months of 2003, current assets increased $2.1 million to $13.6 million, while current liabilities increased $1.1 million to $2.1 million. Included in current liabilities, as of June 30, 2003, is $93,000 in accounts payable and accrued liabilities relating to MRC. The increase in current assets resulted primarily from a net $1.4 million increase in cash and (4) investments and a $920,000 increase in restricted cash offset by a $187,000 decline in accounts receivable. The restricted cash is a result of receiving $920,000 in cash from the Company’s transfer agent, see discussion below. The increase in current liabilities resulted primarily from the $920,000 increase in the conversion distribution payable, see discussion below. As a result, working capital increased during the first six months of 2003 by $1.0 million to $11.4 million at June 30, 2003.

Short-Term and Long-Term Investments.    At June 30, 2003, the Company had $10.1 million of its excess cash invested in high-grade marketable commercial paper, bond funds, and corporate bonds. Based on the maturity dates of these investments, $8.2 million was classified as a current asset while $1.9 million was classified as a long-term asset.

Investments.    There was a $5,000 decrease in the Company’s investment in the West Valley MRF during the first six months of 2003 resulting from the Company’s recording of $1,246,000 from its equity share of income generated during the period being offset by the receipt of $1,250,000 in cash distributions. Our investment in the Eagle Mountain Landfill increased $724,000 during the first six months of 2003 due to continuing landfill development activities.

Other Assets.    The decrease in other assets ($300,000) relates primarily to decreases in notes receivable from the receipt of recurring payments ($175,000) and an increase in accumulated depreciation as of June 30, 2003 ($123,000).

Conversion Distribution Payable.    During the second quarter of 2003, the Company received $920,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders.

Environmental Remediation.    As of June 30, 2003, and based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $3.9 million. However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost to Kaiser of approximately $3.8 million. This policy covers, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company. Due to the nature of the insurance policy, generally accepted accounting principles require that the cost of the policy be capitalized as an asset, separately from the related liability, and amortized as claims on the policy are paid.

Long-term Liabilities.    The decrease in other long-term liabilities is due to the recognition of gains on real estate sales ($53,000).

Minority Interest.    As of June 30, 2003, the Company has recorded $5,685,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

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

Investments.    The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in two bond funds that it classified as “trading” until June 30, 2003, and which it marked to market with any unrealized gain or loss reflected in the statement of operations through June 30, 2003. The Company also has investments in commercial paper and debt instruments, which it classifies as “available-for-sale” and which were marked to market with any unrealized gain or loss reflected in comprehensive income, a component of members’ equity. At June 30, 2003, the Company’s considers all of its short and long term investments to be “available-for-sale”. From July 1, 2003 forward, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity.

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

Environmental Reserves.    The Company has obligations for environmental liabilities and, based on management’s estimates, the Company has recorded reserves for these obligations. In addition, the Company has purchased an insurance policy related to these environmental liabilities and, due to the nature of the insurance policy, accounting principles generally accepted in the United States require that the cost of policy be capitalized as an other asset separately from the related liability and amortized as the related liabilities are resolved.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. In addition to its disclosure requirements, FIN No. 45 requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has concluded that there is no effect on its consolidated financial position or results of operations from adopting the initial recognition and measurement provisions of FIN No. 45.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company adopted SFAS No. 148 as of December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-Q, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations.    As noted above, revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. Certain of these projects and investments, such as our 50% equity ownership of the West Valley MRF, are essentially complete and we have been recognizing significant revenues and income from them. We continue to evaluate all of our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the profitability of the expansion of the facility’s capacity from 2,000 to 5,000 tons per day completed in 2001. The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The success of this expansion continues to depend on the ability of the West Valley MRF to attract customers and waste volumes at attractive processing rates; on recyclable commodity prices; and on future competition from competing facilities.

As part of our strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF or other alternatives in light of our primary objective of maximizing value for our members. The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us. Furthermore, the West Valley MRF should continue to generate sufficient cash distributions to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs.

Pending Sale of Eagle Mountain Landfill Project.    As discussed in more detailed in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

Upon closing of the sale of the landfill project, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation regarding the land exchange with the BLM at the Federal District Court level for a period of up to four years. Also upon closing, the remaining $2 million of the purchase price will be placed into an escrow account and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity.

Mill Site Property.    The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during the third quarter of 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

Sale of Miscellaneous Properties.    We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain townsite.

Corporate Overhead.    As we divest our remaining assets, we intend to adjust our corporate staffing and overhead to reflect the reduced requirements of our remaining operations and projects. The costs of such reductions shall be recorded at the time the Company decides to make such reductions.

Capital Resources.    We expect that its current cash balances and short-term and long-term investments together with cash distributions from the West Valley MRF, notes receivables and any future asset sales will be sufficient to satisfy our projected operating cash requirements for the next 3-4 years.

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation related to that project. Although the closing with the District is scheduled to occur during 2003, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To reduce our general and administrative expenses as appropriate.

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,584,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 at June 30, 2003 and December 31, 2002	576,000	763,000
Short-term investments	8,156,000	—
Notes receivable	337,000	337,000
Restricted cash for conversion distribution	920,000	—

	13,573,000	11,447,000

Eagle Mountain Landfill Investment	28,550,000	27,826,000

Investment in West Valley MRF	4,135,000	4,140,000

Land and improvements	2,503,000	2,503,000

Long-term investments	1,952,000	3,752,000

Other Assets
Notes receivable	837,000	1,012,000
Unamortized environmental insurance premium	3,798,000	3,800,000
Buildings and equipment (net)	821,000	944,000

	5,456,000	5,756,000

Total Assets	$56,169,000	$55,424,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$244,000	$73,000
Conversion distribution payable	920,000	—
Accrued liabilities	984,000	920,000

	2,148,000	993,000

Long-term Liabilities
Deferred gain on sale of real estate	429,000	482,000
Accrued liabilities	254,000	254,000
Environmental remediation reserve	3,940,000	3,956,000

	4,623,000	4,692,000

Total Liabilities	6,771,000	5,685,000

Minority Interest	5,685,000	5,586,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,919,299 and 6,911,799, respectively	43,661,000	44,153,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive income	52,000	—

Total Members’ Equity	43,713,000	44,153,000

Total Liabilities and Members’ Equity	$56,169,000	$55,424,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$437,000	$355,000	$1,246,000	$602,000
Gain on Mill Site land sales	—	27,000	53,000	53,000

Total ongoing operations	437,000	382,000	1,299,000	655,000
Interim Activities Net Loss	(94,000)	(65,000)	(121,000)	(59,000)

Income from Resources	343,000	317,000	1,178,000	596,000
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding employee retention expense	548,000	675,000	975,000	1,561,000
Employee retention expense	1,031,000	—	1,031,000	—

	1,579,000	675,000	2,006,000	1,561,000

Loss from Operations	(1,236,000)	(358,000)	(828,000)	(965,000)
Net interest and investment income	(220,000)	(92,000)	(333,000)	(277,000)

Loss before Income Tax Provision	(1,016,000)	(266,000)	(495,000)	(688,000)
Income tax provision	4,000	1,000	8,000	3,000

Net Loss	$(1,020,000)	$(267,000)	$(503,000)	$(691,000)

Basic Loss Per Unit	$(0.15)	$(0.04)	$(0.07)	$(0.10)

Diluted Loss Per Unit	$(0.15)	$(0.04)	$(0.07)	$(0.10)

Basic Weighted Average Number of Units Outstanding	6,912,000	6,906,000	6,912,000	6,905,000
Diluted Weighted Average Number of Units Outstanding	6,912,000	6,906,000	6,912,000	6,905,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net loss	$(503,000)	$(691,000)
Income from equity method investments	(1,246,000)	(602,000)
Depreciation and amortization	125,000	143,000
Unrealized gain on investments	(87,000)	—
Mill Site land sale deferred gain realized	(53,000)	(53,000)
Issuance of Class A Units	11,000	11,000
Changes in assets:
Receivables and other	187,000	(235,000)
Purchase of investments – trading	(7,045,000)	—
Income tax receivable	—	1,182,000
Changes in liabilities:
Current liabilities	165,000	(1,561,000)
Long-term accrued liabilities	—	(66,000)

Net cash flows from operating activities	(8,446,000)	(1,872,000)

Cash Flows from Investing Activities
Minority interest	99,000	207,000
Distribution from West Valley MRF.	1,250,000	500,000
Purchase of investments	(5,015,000)	(7,930,000)
Maturities of investments.	5,843,000	—
Note receivable collections	175,000	166,000
Capitalized landfill expenditures	(653,000)	(1,386,000)
Environmental remediation expenditures	(16,000)	(9,000)

Net cash flows from investing activities	1,683,000	(8,452,000)

Cash Flows from Financing Activities
Receipt of conversion distribution from transfer agent	920,000	—
Increase in restricted cash for conversion distribution	(920,000)	—
Issuance of Class A units	—	2,000

Net cash flows from financing activities	—	2,000

Net Changes in Cash and Cash Equivalents	(6,763,000)	(10,332,000)
Cash and Cash Equivalents at Beginning of Year	10,347,000	16,389,000

Cash and Cash Equivalents at End of Quarter	$3,584,000	$6,067,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Six Months Ended June 30, 2003

(Unaudited)

	Class A
			Accumulated Other Comprehensive Income	Total Members’ Equity
	Units	Amount
Balance at December 31, 2002	6,911,799	$44,153,000	$—	$44,153,000
Net loss	—	(503,000)	—	(503,000)
Comprehensive income, change in net unrealized gain on investments	—	—	52,000	52,000

Comprehensive loss				(451,000)
Issuance of Class A Units	7,500	11,000	—	11,000

Balance at June 30, 2003	6,919,299	$43,661,000	$52,000	$43,713,000

At June 30, 2003 and December 31, 2002, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2003, and results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002.

Investments.    The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in two bond funds that it classified as “trading” until June 30, 2003, and which it marked to market with any unrealized gain or loss reflected in the statement of operations. FAS 115 requires any activity with regard to “trading” securities between reporting periods to be reflected in the Consolidated Statement of Cash Flows as an operating activity rather than an investing activity. As a result, the Company’s reported net cash flows from operating activities for the first six months of 2003, reflects as a use of cash, the $7.0 million in cash that the Company invested in the two bond funds. The Company also has investments in commercial paper, and debt instruments, which it classifies as “available-for-sale” and which were marked to market with any unrealized gain or loss reflected in comprehensive income, a component of members’ equity. At June 30, 2003, the Company’s considers all of its short and long term investments to be “available-for-sale”. From July 1, 2003 forward, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 2 for additional information relating to the classification of investments.

Stock Based Compensation.    On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company adopted SFAS No. 148 effective December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

At June 30, 2003, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the six months ended June 30, 2003 and 2002, there would have been no effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

Note 2.    INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. All the Company’s investments are classified as “available-for-sale” as of June 30, 2003. At December 31, 2002, the Company had investments in U. S. government debt securities, commercial paper, and debt instruments which were all classified as “held to maturity”. The classification of these securities will be reviewed by the Company in the future and at each reporting period.

In April 2003, the Company sold certain of its “held to maturity” investments prior to their stated maturity date. As a result of these transactions, the remaining “held to maturity” investments with an amortized cost of $4,773,000 were reclassified as “available-for-sale” investments. The unrealized gain of $52,000 associated with investments classified as “available-for-sale” was recorded as an increase to the investment with a corresponding increase to comprehensive income, which is a component of members’ equity. In addition, realized gains or losses, and interest income or dividends will be reflected in the statement of operations.

The Company’s investments in bonds funds were originally classified as “trading” when purchased and were accounted for as such through June 30, 2003. As a “trading” security, the investment was marked to market with any unrealized gain or loss reflected in the statement of operations. However, as of June 30, 2003, the bond funds were reclassified to “available-for-sale”.

The following is a summary of investment securities classified as “available-for-sale” as of June 30, 2003:

AVAILABLE-FOR-SALE SECURITIES	FAIR VALUE	LESS CURRENT MATURITIES	MATURITIES FROM ONE TO FIVE YEARS
Bond funds	$7,132,000	$7,132,000	$—
U.S. corporate commercial paper	802,000	—	802,000
U.S. corporate debt securities	2,174,000	1,024,000	1,150,000

	$10,108,000	$8,156,000	$1,952,000

The following is a summary of amortized cost of the investment securities as of December 31, 2002:

HELD-TO-MATURITY SECURITIES	MATURITIES FROM ONE TO FIVE YEARS
U.S. corporate commercial paper	$787,000
U.S. corporate debt securities	2,464,000
U.S. government debt securities	501,000

$3,725,000

Note 3. Investment in West Valley MRF, LLC

Effective June 19, 1997, Kaiser Recycling Corporation (“KRC”) (now Kaiser Recycling, LLC) and West Valley Recycling & Transfer, Inc. (“WVRT”), a subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”), which are equal members of West Valley MRF, LLC, (a California limited liability company) entered into a Members Operating Agreement (“MOA”) which is substantially the equivalent of a joint venture agreement for a limited liability company. The construction and start up of the West Valley MRF was completed during December 1997.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	May 31, 2003	November 30, 2002

Current Assets	$9,726,000	$6,743,000
Property and Equipment (net)	17,527,000	18,413,000
Other Assets	415,000	449,000
Total Assets	$27,668,000	$25,605,000
Current Liabilities	$6,523,000	$4,278,000
Other Liabilities	564,000	737,000
CPCFA Bonds Payable	14,070,000	14,070,000
Members’ Equity	6,511,000	6,520,000
Total Liabilities and Members’ Equity	$27,668,000	$25,605,000

Income Statement Information:	2003	2002

For the 3 months ended May 31
Net Revenues	$3,048,000	$2,687,000
Gross Profit	$1,205,000	$1,001,000
Net Income	$874,000	$708,000
For the 6 months ended May 31
Net Revenues	$6,357,000	$5,270,000
Gross Profit	$2,973,000	$1,821,000
Net Income	$2,491,000	$1,204,000

The Company has recognized equity income from the West Valley MRF of $1,246,000 and $602,000 for the first six months of 2003 and 2002, respectively. The Company has received distributions of $1,250,000 and $500,000 during the first six months of 2003 and 2002, respectively, from its investment in the West Valley MRF.

Note 4.    EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2003, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (81.78% of which belongs to Kaiser) which exceeds its capitalized cost; (b) our 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 5.    EAGLE MOUNTAIN CONTRACT WITH MANAGEMENT TRAINING CORP

A portion of the Eagle Mountain Townsite is leased on a month to month basis to Management Training Corporation, a company that operates a minimum security prison under contract with the State of California. While funding for private prisons was initially eliminated in California’s 2002-2003 state budget, the 2002-2003 state budget that was signed into law on September 5, 2002, restored funding for Eagle Mountain and other private prisons only through June 30, 2003. The State of California is again experiencing a fiscal crisis. The California State budget for fiscal year 2003-2004 passed on August 1, 2003, includes funds for the Eagle Mountain private prison only through December 31, 2003. However, attempts are being made to extend funding beyond December 31, 2003. If funding for the private prison is discontinued for any reason or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.

Note 6.    COMMITMENTS AND CONTINGENCIES

Environmental Contingencies.    As of June 30, 2003, based upon current information, the Company estimates that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $3.9 million. However, the Company purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized separately from the related liability and amortized as claims in the policy are made.

MRC Financing.    During the second quarter of 2003 MRC commenced a $2.1 million private placement of its Class B Units to its existing members. Kaiser will fund at least $1.72 million of the private placement. The funding is payable in installments with the last installment due in July 2004.

PART II

Item 1.    LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-K for 2002, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the second quarter of 2003, except as discussed below:

London Market Claim.    In 2002, litigation was commenced by Truck Insurance Exchange (“Truck) against Lloyd’s, London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that we believe is ultimately responsible for the payment of any amount that it determined to be owed in litigation. During the second quarter of 2003 the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. The dismissal could be appealed by Truck. With the dismissal of the case, the only outstanding issue at this time is the London Carriers’ claim for reimbursement of attorneys’ fees and other costs of the litigation. Again, we believe that IMACC is ultimately responsible for any amount that may be owed.

Port of Los Angeles.    In the first quarter of 2003, The Company received a Third Party Complaint captioned Santa Monica Baykeeper, et al (Plaintiffs) v. Kaiser International Corporation, et al (Defendants) / American Bulk Loading Enterprises, Inc. et al (Third-Party Plaintiffs) v. AMICOR, et al (Third Party Defendants) United States District Court Central District of California; Case Number CV-97-7761 DDP (RCx). The underlying litigation involves a citizens enforcement action commenced against the Port of Los Angeles, Kaiser International Company, and others by the Santa Monica Baykeepers for alleged contamination to the San Pedro Inner Harbor in the Port of Los Angeles arising from the operation of a bulk loading facility. The Third Party Plaintiffs subsequently commenced litigation against KSC and thirty-nine other Third Party Defendants. As a result of communications between the Company and legal counsel for the Third Party Plaintiffs, this litigation is not currently being actively pursued against the Company.

Item 2.    CHANGES IN SECURITIES

Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Our annual meeting of members was held on June 17, 2003, commencing at 9:00 a.m. (California time) at the Double Tree Ontario Airport Hotel, located at 222 N. Vineyard Avenue, Ontario California. The only item of business to come before the meeting was the election of individuals to the Board of Managers. All of the current individuals serving on the Board of Managers were re-elected. The results of the voting are set forth below:

MANAGER NOMINEE	VOTES FOR	VOTES WITHHELD/ ABSTAIN
Ronald E. Bitonti	3,552,602	44,252
Todd G. Cole	3,552,809	44,045
Gerald A. Fawcett	3,553,025	43,829
Richard E. Stoddard	3,553,022	43,832
Marshall F. Wallach	3,553,325	43,529

Item 5.    OTHER INFORMATION

During the second quarter the Company issued 2,500 Class A Units to each of its three outside Managers in accordance with the Company’s Board of Managers Equity Compensation Program.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer of Kaiser Ventures LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this Report.

Exhibit 31.2 - Certificate of James F. Verhey, Executive Vice President and Chief Financial Officer of Kaiser Ventures LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this Report.

Exhibit 32.1 - Certificate of Richard E. Stoddard, Chief Executive Officer of Kaiser Ventures LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this Report.

Exhibit 32.2 - Certificate of James F. Verhey, Executive Vice President and Chief Financial Officer of Kaiser Ventures LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this Report.

B.    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER VENTURES INC.

Dated: August 12, 2003	/s/ JAMES F. VERHEY
James F. Verhey
Principal Financial Officer