Form 10-Q/A
period 2003-03-31
KAISER VENTURES LLC
filed 2003-08-15
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A*
(Amendment No. 1)

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

* Amendment to Part 1 – Financial Statements, as set forth herein.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2003 is being filed for the purpose of adding a footnote to the financial statements regarding the Company’s investment in the West Valley MRF, LLC.  There are no changes to the numbers in the financial statements contained in the Company’s Report on Form 10-Q for the quarter ended March 31, 2003, other than the addition of this new footnote.

In accordance with the rules of the Securities and Exchange Commission, the full text of the affected Part 1 – Financial Statements is included in this amendment and the certifications mandated under the Sarbanes-Oxley Act of 2002 are hereby submitted as of the date hereof.

The financial statements with the added footnote regarding the Company’s investment in West Valley MRF, LLC (Footnote 3) follow this page.

[Remainder of Page Left Intentionally Blank]

CONSOLIDATED BALANCE SHEETS
as of

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,162,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	250,000	763,000
Short-term investments - trading	5,019,000	—
Short-term investments	2,048,000	—
Notes receivable	337,000	337,000

	12,816,000	11,447,000

Eagle Mountain Landfill Investment	28,209,000	27,826,000

Investment in West Valley MRF	4,199,000	4,140,000

Land and improvements	2,503,000	2,503,000

Long-term investments	2,725,000	3,752,000

Other Assets
Notes receivable	898,000	1,012,000
Unamortized environmental insurance premium	3,800,000	3,800,000
Buildings and equipment (net)	881,000	944,000

	5,579,000	5,756,000

Total Assets	$56,031,000	$55,424,000

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

     Stock Based Compensation.  On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements.  While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25.  The Company adopted SFAS No. 148 effective December 31, 2002.

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

     Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC.  The condensed summarized financial information of West Valley MRF, LLC is as follows:

	February 28, 2003	November 30, 2002

Balance Sheet Information:
Current Assets	$6,984,000	$6,743,000
Property and Equipment (net)	17,986,000	18,413,000
Other Assets	432,000	449,000
Total Assets	$25,402,000	$25,605,000
Current Liabilities	$4,044,000	$4,278,000
Other Liabilities	651,000	737,000
CPCFA Bonds Payable	14,070,000	14,070,000
Members’ Equity	6,637,000	6,520,000
Total Liabilities and Members’ Equity	$25,402,000	$25,605,000

	2003	2002

Income Statement Information:
For the 3 months ended February 28
Net Revenues	$3,308,000	$2,583,000
Gross Profit	$1,768,000	$820,000
Net Income	$1,617,000	$495,000

     The Company has recognized equity income from the West Valley MRF of $809,000 and $247,000 for the first three months of 2003 and 2002, respectively.  The Company has received distributions of $750,000 and $250,000 during the first three months of 2003 and 2002, respectively, from its investment in the West Valley MRF.

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

KAISER VENTURES LLC

/s/ JAMES F. VERHEY

Date: August 14, 2003	James F. Verhey Principal Financial Officer