Form 10-Q
period 2003-09-30
KAISER VENTURES LLC
filed 2003-11-10
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

At November 4, 2003, 6,919,299 Class A Units were outstanding including 126,598 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

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

The reader is encouraged to read this Form 10-Q Report in conjunction with the Company’s 2002 Annual Report on Form 10-K and the Company’s Form 10-Q Report for the quarter ended March 31, 2003, and for the quarter ended June 30, 2003, since the information contained herein is often an update of the information in such reports.

i

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-Q Report, Annual Report, 10-K Report, 8-K Report or press release of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; the impact of natural disasters such as floods on Kaiser’s tangible assets such as the Eagle Mountain railroad; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our business; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2002 Annual Report on Form 10-K and its reports on Form 10-Q for the quarter ended March 31, 2003, and for the quarter ended on June 30, 2003, for background information and a complete understanding as to material developments concerning the Company.

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

The Financial Statements are located at the end of Item 4, beginning on Page 13 of this Report and are incorporated herein by this reference.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy. Currently, our principal assets include:

■	An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000. Our ownership interest in MRC increased by 0.70% this quarter as a result of a private placement completed by MRC in the third quarter;

■	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

■	Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District.

As of September 30, 2003, we also had cash and cash equivalents, receivables and short-term investments of approximately $15,000,000.

Eagle Mountain Landfill Project

Background. In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC is seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. The Company currently owns 82.48% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive a maximum of 20,000 tons per day of municipal solid waste for up to 88 years.

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, with an initial closing currently scheduled to occur in the fourth quarter of 2003. However, payment of the purchase price will be delayed as described in more detail below. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiations of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the Landfill Project to the District on its current terms.

The District continues to undertake extensive due diligence on the Landfill Project and is waiting for receipt of several items, including technical corrections to certain rights-of-way. In addition, the parties are continuing to negotiate the terms of various ancillary agreements such as joint use agreements for access, utilities, and the Eagle Mountain railroad. With the sale of the Landfill Project, the Company will continue to own or control more than 5,000 acres in the Eagle Mountain area, including the Eagle Mountain town site. The parties agreed to extend the closing date to no later than December 31, 2003. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that the parties will continue to extend the closing date and, if it is extended, for how long.

Upon closing, $39,000,000 of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange. Interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level for a period of up to four years. The remaining $2,000,000 of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39,000,000 as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

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

MRC Financing. During the second quarter of 2003, MRC commenced and then completed in the third quarter of 2003 a $2,100,000 private placement of its Class B Units to its existing members. Kaiser will fund at least $1,820,000 of the private placement. The funding is payable in installments with the last installment due in July 2004. Kaiser made its first equity contribution of $910,000 under the private placement in August 2003, bringing its ownership interest in MRC to 82.48%.

Flood Damage to Railroad. We own an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of this year, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. We currently estimate the cost to repair the damage to be a minimum of $1,500,000. However, we are still investigating and evaluating the full extent of the damage and the cost to repair the flood damage may be substantially higher than the current minimum estimate.

Risks. As is discussed in this Report on Form 10-Q and in more detail in the Company’s 2002 Annual Report on Form 10-K, there are numerous risks associated with MRC and the Landfill Project, including the competition represented by the Mesquite Landfill Project which was purchased by the District in December 2002. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are material litigation risks associated with the current federal land exchange litigation, as well as the threatened litigation over the Endangered Species Act. There are also risks associated with natural disasters that have and may in the future impact the Landfill Project.

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

During the third quarter of 2003, West Valley MRF processed approximately 18,000 tons of municipal solid waste per week.

We received a $500,000 cash distribution from the West Valley MRF in the third quarter of 2003, making for a cumulative total of $1,750,000 in distributions received by the Company through September 30, 2003. We also received an additional $500,000 cash distribution in October 2003.

Eagle Mountain, California

A portion of the Eagle Mountain Townsite is leased on a month–to-month basis to Management Training Corporation, a company that operates a minimum security prison under contract with the State of California. While funding for private prisons was initially eliminated in California’s 2002-2003 state budget, the 2002-2003 state budget that was signed into law on September 5, 2002, restored funding for Eagle Mountain and other private prisons through June 30, 2003. The State of California is again experiencing a fiscal crisis. The California state budget for fiscal year 2003-2004 passed on August 1, 2003, includes funds for the Eagle Mountain private prison only through December 31, 2003. As of the date of this report, attempts to extend funding beyond December 31, 2003, have not been successful. If funding for the private prison is discontinued for any reason or the MTC lease is terminated, Kaiser may reduce its remaining Eagle Mountain operations and staffing.

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

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2003 and 2002

An analysis of the significant components of the Company’s resource revenues for the quarters ended September 30, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$514,000	$475,000	8%
Gain on Mill Site land sales	53,000	27,000	96%

Total ongoing operations	567,000	502,000	13%

Interim Activities (net)	(58,000)	(96,000)	40%

Total resource revenues	$509,000	$406,000	25%

Resource Revenues. Total resource revenues for the third quarter of 2003 were $509,000, compared to $406,000 for 2002. Revenues from ongoing operations increased 13% for the third quarter to $567,000 from $502,000 in 2002, while interim activities (net of related expenses) improved to a net expense of $58,000 from a net expense of $96,000 in 2002.

Ongoing Operations. Income from equity method investment increased by $39,000 to $514,000 as a result of higher equity income from the West Valley MRF during the third quarter of 2003 compared to the same period in 2002. This increase in equity income in the West Valley MRF is primarily due to increased transfer and greenwaste tonnage and recyclable sales ($102,000) and a decrease in interest expense ($13,000) being partially offset by increases in: (a) payroll ($49,000); and (b) other direct operating expenses ($27,000) related to the increased tonnages and revenues.

Gain on Mill Site land sales. The Company recognized gains of $53,000 and $27,000 during the third quarters of 2003 and 2002, respectively, from the sales of certain Mill Site property parcels that closed in 1997 and 1999. This increase in recognized gain is due solely to the early receipt, in September 2003, of the fourth quarter note payment.

Interim Activities (net). Interim activities, net of expenses, for the third quarter of 2003 were a net loss of $58,000 compared to a net loss of $96,000 for the same period in 2002. This improvement in interim activities (net) was mainly due to increased tenant income from the Management Training Corporation (“MTC”) lease ($22,000) plus reduced operating expenses ($16,000). It is currently unknown whether funding for the private prison located at Eagle Mountain will be continued beyond December 31, 2003, because the State of California’s budget for fiscal year 2003-2004 only provides funding through such date. If funding for the private prison is discontinued for any reason and/or the MTC lease is terminated, Kaiser may reduce its remaining Eagle Mountain operations and staffing.

MRC Casualty Loss. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. We currently estimate the cost of repairing this damage to be a minimum of $1,500,000. As a result, the Company has recorded a reserve and a charge to earnings in the amount of $1,500,000 during the third quarter to cover the minimum cost of these repairs. However, the Company is still investigating and evaluating the flood damage and the cost of repairs may be substantially higher than the current minimum estimate.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 2003 decreased 18% to $550,000 from $670,000 for the same period in 2002. The decrease is primarily due to reductions in staffing expenses ($66,000) and lower professional and outside consulting expenses ($54,000).

Net Interest and Investment Income. Net interest and investment income for the third quarter of 2003 was $114,000 compared to $115,000 in the same period in 2002. The change was due to a decrease in interest income ($64,000) being mostly offset by increases in gains on investments sold ($23,000) and dividend income ($40,000).

Loss before Minority Interest & Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $1,427,000 in the third quarter of 2003 versus $149,000 for the same period in 2002.

Minority Interest. The minority unitholders in MRC were allocated $263,000, or 17.52%, of the $1,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $1,164,000 in the third quarter of 2003 versus a pre-tax loss of $149,000 for the same period in 2002. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for the third quarter of 2003, versus $4,000 for the same period in 2002. Additionally, during the third quarter of 2003, the Company recorded a $46,000 tax expense while in the third quarter of 2002, the Company recorded a tax benefit of $585,000, both of which related to activity prior to its conversion to a limited liability company. The additional income tax expense for the third quarter of 2003 was the result of a finalization of a State of California income tax audit for 1999. The income tax benefit for 2002 was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001.

Net Loss. For the third quarter of 2003, the Company reported a net loss of $1,212,000, or $0.18 per unit, versus net income of $432,000, or $0.06 per unit, reported for the same period in 2002.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2003 and 2002

An analysis of the significant components of the Company’s resource revenues for the nine months ended September 30, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$1,759,000	$1,078,000	63%
Gain on Mill Site land sales	107,000	80,000	34%

Total ongoing operations	1,866,000	1,158,000	61%

Interim Activities (net)	(179,000)	(155,000)	(15%)

Total resource revenues	$1,687,000	$1,003,000	68%

Resource Revenues. Total resource revenues for the first nine months of 2003 were $1,687,000, compared to $1,003,000 for 2002. Revenues from ongoing operations increased 61% for the nine months to $1,866,000 from $1,158,000 in 2002, while interim activities (net of related expenses) declined to a net expense of $179,000 from a net expense of $155,000 in 2002.

Ongoing Operations. Income from equity method investment increased by $681,000 to $1,759,000 as a result of higher equity income from the West Valley MRF during the first nine months of 2003 compared to the same period 2002. This increase in equity income in the West Valley MRF is mainly due to: (a) increased transfer and greenwaste tonnage and recyclable sales ($646,000); (b) reduced repairs and maintenance expenses ($148,000); and (c) decreased net interest expense and other income ($58,000) being partially offset by an increase in payroll expenses ($163,000) related to the increased tonnages and revenues.

Gain on Mill Site land sales. The Company recognized gains of $107,000 and $80,000 during the first nine months of 2003 and 2002, respectively, from the sales of certain Mill Site property parcels that closed in 1997 and 1999. This increase in recognized gain is due solely to the early receipt, in September 2003, of the fourth quarter note payment.

Interim Activities (net). Interim activities, net of expenses, for the first nine months of 2003 were a net loss of $179,000 compared to a net loss of $155,000 for the same period in 2002. This decline in interim activities (net) was expected and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project completed during 2002 ($54,000), being partially offset by higher revenue from the Management Training Corporation (“MTC”) lease ($31,000). It is currently unknown whether funding for the private prison located at Eagle Mountain will be extended beyond December 31, 2003. If funding for the private prison is discontinued for any reason and/or the MTC lease is terminated, Kaiser may reduce its remaining Eagle Mountain operations and staffing.

MRC Casualty Loss. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. We currently estimate the cost of repairing this damage to be a minimum of $1,500,000. As a result, the Company has recorded a reserve and a charge to earnings in the amount of $1,500,000 during the third quarter to cover the minimum cost of these repairs. However, the Company is still investigating and evaluating the flood damage and the cost of repairs may be substantially higher than the current minimum estimate.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2003 increased 15% to $2,556,000 from $2,232,000 for the same period in 2002. The increase is primarily due to one time retention payments made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000 ($1,031,000) being partially offset by reduced staffing expenses ($458,000) and lower outside consulting expenses ($248,000).

Net Interest and Investment Income. Net interest and investment income for the first nine months of 2003 was $448,000 compared to $392,000 in the same period in 2002. The change was due to an increase in gains on investments ($147,000) and increased dividend income ($67,000) being partially offset by lower interest income ($158,000).

Loss before Minority Interest & Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $1,921,000 for the first nine months of 2003 versus $837,000 for the same period in 2002.

Minority Interest. The minority unitholders in MRC were allocated $263,000, or 17.52%, of the $1,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $1,658,000 in the first nine months of 2003 versus a pre-tax loss of $837,000 for the same period in 2002. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $11,000 for the first nine months of 2003, versus $7,000 for the same period in 2002. Additionally, during the third quarter of 2003, the Company recorded a $46,000 tax expense while in the third quarter of 2002, the Company recorded a tax benefit of $585,000, both of which related to activity prior to its conversion to a limited liability company. The additional income tax expense for the third quarter of 2003 was the result of a finalization of a State of California income tax audit for 1999. The income tax benefit for 2002 was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001.

Net Loss. For the first nine months of 2003, the Company reported a net loss of $1,715,000, or $0.25 per unit, versus a net loss of $259,000, or $0.04 per unit, reported for the same period in 2002.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $4,515,000 to $5,832,000 at September 30, 2003 from $10,347,000 at December 31, 2002. Included in cash and cash equivalents is $2,211,000 and $1,335,000 held solely for the benefit of MRC at September 30, 2003 and December 31, 2002, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the net investment of $4,104,000 of excess cash in short term investments; (b) $1,735,000 of cash used by operations (exclusive of purchase of investments); and (c) capital expenditures of $941,000 (MRC). These were being partially offset by the collection of (a) accounts and notes receivable of $807,000; (b) distributions received from the West Valley MRF totaling $1,750,000 through September 30, 2003; and (c) equity contributions of $240,000 by MRC minority unitholders.

Working Capital. During the first nine months of 2003, current assets increased $4,300,000 to $15,800,000, while current liabilities increased $3,000,000 to $4,000,000. Included in current liabilities, as of September 30, 2003, and December 31, 2002, is $1,600,000 and $22,000, respectively, in accounts payable and accrued liabilities relating to MRC. This increase in MRC liabilities is primarily due to the accrual of $1,500,000 to repair the 52-mile Eagle Mountain railroad. The increase in current assets resulted primarily from a net $3,400,000 increase in cash and investments and a $1,500,000 increase in restricted cash offset by a $515,000 decline in accounts receivable. The restricted cash is the result of receiving $1,500,000 in cash from the Company’s transfer agent as discussed below. The increase in current liabilities resulted primarily from the $1,500,000 increase in the conversion distribution payable, as discussed below and the accrual of the minimum $1,500,000 cost to repair the 52-mile Eagle Mountain railroad. Consequently, working capital increased during the first nine months of 2003 by $1,300,000 to $11,800,000 at September 30, 2003.

Accounts Receivable and Other (net). At September 30, 2003, the Company’s accounts receivable and other balance consisted primarily of: (a) interest receivable ($46,000); (b) prepaid insurance ($82,000); (c) rent due from MTC, who leases part of the Eagle Mountain town site for a private prison ($14,000); and (d) amounts advanced by the Company to certain third party vendors for claim expenses that will be reimbursed by the insurance companies ($87,000) in accordance with the provisions of the Company’s insurance policies.

Short-Term and Long-Term Investments. At September 30, 2003, the Company had $7,900,000 of its excess cash invested in high-grade marketable commercial paper, and bond funds. Based on the maturity dates of these investments, the entire amount was classified as a current asset.

Investments. There was a $9,000 increase in the Company’s investment in the West Valley MRF during the first nine months of 2003 resulting from the Company’s recording of $1,759,000 from its equity share of income generated during the period being offset by the receipt of $1,750,000 in cash distributions. Our investment in the Eagle Mountain Landfill increased $986,000 during the first nine months of 2003 due to continuing landfill development activities.

Other Assets. The decrease in other assets ($484,000) relates primarily to decreases in notes receivable from the receipt of recurring payments ($292,000), an increase in accumulated depreciation as of September 30, 2003 ($178,000) and the amortization of the environmental insurance policy ($14,000).

Conversion Distribution Payable. During the first nine months of 2003, the Company received $1,500,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable.

Environmental Remediation. As of September 30, 2003, and based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $3,900,000. However, we purchased, effective June 30, 2001, a 12-year $50,000,000 insurance policy at a cost to Kaiser of approximately $3,800,000. This policy covers, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50,000,000 policy limit) relating to the historical operations and assets of the Company. Due to the nature of the insurance policy, generally accepted accounting principles require that the cost of the policy be capitalized as an asset, separately from the related liability, and amortized as claims on the policy are paid.

Long-term Liabilities. The decrease in other long-term liabilities is due to the recognition of gains on real estate sales ($107,000).

Minority Interest. As of September 30, 2003, the Company has recorded $5,563,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own. Upon termination of MRC, each minority unitholder is entitled to receive their pro-rata share of the net proceeds (if any) from the disposition of MRC’s assets.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in two bond funds that it classified as “trading” until June 30, 2003, and which it marked to market with any unrealized gain or loss reflected in the statement of operations through June 30, 2003. The Company also has investments in commercial paper and debt instruments, which it classifies as “available-for-sale” and which are marked to market with any unrealized gain or loss reflected in comprehensive income, a component of members’ equity. At September 30, 2003, the Company’s considered all of its short and long term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity.

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% ownership interest.

Landfill Permitting and Development. Through its 82.48% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and expensed when management determines that the capitalized costs provide no future benefit.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-Q, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41,000,000. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

Upon closing of the sale of the landfill project, $39,000,000 of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation regarding the land exchange with the BLM at the Federal District Court level for a period of up to four years. Also upon closing, the remaining $2,000,000 of the purchase price will be placed into an escrow account and will be released upon the later of (1) the release of the $39,000,000 as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity.

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

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset. In continuing this strategy, our current plans include:

■	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation related to that project. Although the closing with the District is scheduled to occur during 2003, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Sale of Landfill Project”;

■	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

■	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

■	To reduce our general and administrative expenses as appropriate.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,832,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 at September 30, 2003 and December 31, 2002	248,000	763,000
Short-term investments	7,903,000	—
Notes receivable	337,000	337,000
Restricted cash for conversion distribution	1,470,000	—

	15,790,000	11,447,000

Eagle Mountain Landfill Investment	28,812,000	27,826,000

Investment in West Valley MRF	4,149,000	4,140,000

Land	2,503,000	2,503,000

Long-term investments	—	3,752,000

Other Assets
Notes receivable	720,000	1,012,000
Unamortized environmental insurance premium	3,786,000	3,800,000
Buildings and equipment (net)	766,000	944,000

	5,272,000	5,756,000

Total Assets	$56,526,000	$55,424,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$146,000	$73,000
Conversion distribution payable	1,470,000	—
Accrued liabilities	2,371,000	920,000

	3,987,000	993,000

Long-term Liabilities
Deferred gain on sale of real estate	375,000	482,000
Accrued liabilities	253,000	254,000
Environmental remediation reserve	3,939,000	3,956,000

	4,567,000	4,692,000

Total Liabilities	8,554,000	5,685,000

Minority Interest	5,563,000	5,586,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,919,299 and 6,911,799, respectively	42,449,000	44,153,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(40,000)	—

Total Members’ Equity	42,409,000	44,153,000

Total Liabilities and Members’ Equity	$56,526,000	$55,424,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$514,000	$475,000	$1,759,000	$1,078,000
Gain on Mill Site land sales	53,000	27,000	107,000	80,000

Total ongoing operations	567,000	502,000	1,866,000	1,158,000

Interim Activities Net Loss	(58,000)	(96,000)	(179,000)	(155,000)

Total resource revenues	509,000	406,000	1,687,000	1,003,000

Resource Operating Costs

MRC casualty loss	(1,500,000)	—	(1,500,000)	—

(Loss) Income from Resources	(991,000)	406,000	187,000	1,003,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding employee retention expense	550,000	670,000	1,525,000	2,232,000
Employee retention expense	—	—	1,031,000	—

	550,000	670,000	2,556,000	2,232,000

Loss from Operations	(1,541,000)	(264,000)	(2,369,000)	(1,229,000)

Net interest and investment income	114,000	115,000	448,000	392,000

Loss before Minority Interest & Income Tax Provision	(1,427,000)	(149,000)	(1,921,000)	(837,000)

Minority Interest in Loss	263,000	—	263,000	—

Loss before Income Tax Provision	(1,164,000)	(149,000)	(1,658,000)	(837,000)

Income tax provision	2,000	4,000	11,000	7,000
Income tax expense (benefit) attributable to activities prior to conversion to LLC	46,000	(585,000)	46,000	(585,000)

Net (Loss) Income	$(1,212,000)	$432,000	$(1,715,000)	$(259,000)

Basic (Loss) Income Per Unit	$(0.18)	$0.06	$(0.25)	$(0.04)

Diluted (Loss) Income Per Unit	$(0.18)	$0.06	$(0.25)	$(0.04)

Basic Weighted Average Number of Units Outstanding	6,919,000	6,912,000	6,914,000	6,907,000

Diluted Weighted Average Number of Units Outstanding	6,919,000	6,932,000	6,914,000	6,907,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net loss	$(1,715,000)	$(259,000)
Income from equity method investments	(1,759,000)	(1,078,000)
Depreciation and amortization	192,000	211,000
Unrealized gain on investments	(87,000)	—
Mill Site land sale deferred gain realized	(107,000)	(80,000)
MRC casualty loss, net of minority interest	1,237,000	—
Issuance of Class A Units	11,000	11,000
Income tax expense (benefit) attributable to activities prior to conversion to LLC	46,000	(585,000)
Changes in assets:
Receivables and other	515,000	(322,000)
Purchase of investments – trading	(7,045,000)	—
Income tax receivable	—	2,372,000
Changes in liabilities:
Current liabilities	(67,000)	(1,271,000)
Long-term accrued liabilities	(1,000)	(80,000)

Net cash flows from operating activities	(8,780,000)	(1,081,000)

Cash Flows from Investing Activities
Minority interest	240,000	306,000
Distribution from West Valley MRF	1,750,000	750,000
Purchase of investments	(5,039,000)	(6,510,000)
Maturities of investments	7,980,000	—
Note receivable collections	292,000	250,000
Capitalized landfill expenditures	(941,000)	(1,808,000)
Environmental remediation expenditures	(17,000)	(30,000)

Net cash flows from investing activities	4,265,000	(7,042,000)

Cash Flows from Financing Activities
Receipt of conversion distribution from transfer agent	1,470,000	—
Increase in restricted cash for conversion distribution	(1,470,000)	—
Issuance of Class A units	—	2,000

Net cash flows from financing activities	—	2,000

Net Changes in Cash and Cash Equivalents	(4,515,000)	(8,121,000)

Cash and Cash Equivalents at Beginning of Year	10,347,000	16,389,000

Cash and Cash Equivalents at End of Quarter	$5,832,000	$8,268,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Nine Months Ended September 30, 2003

(Unaudited)

	Class A		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount
Balance at December 31, 2002	6,911,799	$44,153,000	$—	$44,153,000

Net loss	—	(1,715,000)	—	(1,715,000)

Comprehensive loss, change in net unrealized gain on investments	—	—	(40,000)	(40,000)

Comprehensive loss				(1,755,000)

Issuance of Class A Units	7,500	11,000	—	11,000

Balance at September 30, 2003	6,919,299	$42,449,000	$(40,000)	$42,409,000

At September 30, 2003 and December 31, 2002, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2003, results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in two bond funds that it classified as “trading” until June 30, 2003, and which it marked to market with any unrealized gain or loss reflected in the statement of operations. FAS 115 requires any activity with regard to “trading” securities between reporting periods to be reflected in the Consolidated Statement of Cash Flows as an operating activity rather than an investing activity. As a result, the Company’s reported net cash flows from operating activities for the first nine months of 2003, reflects as a use of cash, the $7,000,000 in cash that the Company invested in the two bond funds. The Company also has investments in commercial paper, and debt instruments, which it classifies as “available-for-sale” and which were marked to market with any unrealized gain or loss reflected in comprehensive income, a component of members’ equity. As of September 30, 2003, the Company’s considered all of its short and long term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income (loss), which is a component of members’ equity. See Note 2 for additional information relating to the classification of investments.

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

At September 30, 2003, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the nine months ended September 30, 2003 and 2002, there would have been no effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

Note 2. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. All the Company’s investments are classified as “available-for-sale” as of September 30, 2003. At December 31, 2002, the Company had investments in U. S. government debt securities, commercial paper, and debt instruments which were all classified as “held to maturity”. The classification of these securities will be reviewed by the Company in the future and at each reporting period.

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

The following is a summary of investment securities classified as “available-for-sale” as of September 30, 2003:

Available-for-sale Securities	Fair Value
Bond funds	$7,113,000
U.S. corporate commercial paper	790,000

$7,903,000

The following is a summary of amortized cost of the investment securities as of December 31, 2002:

Held-to-Maturity Securities	Maturities from One to Five Years
U.S. corporate commercial paper	$787,000
U.S. corporate debt securities	2,464,000
U.S. government debt securities	501,000

$3,752,000

Note 3. CONVERSION DISTRIBUTION

During the first nine months of 2003, the Company received $1,500,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable.

Note 4. INVESTMENT IN WEST VALLEY MRF, LLC

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

Most of the financing for the construction of the West Valley MRF of approximately $22,000,000, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9,500,000) and June 1, 2030 Series 2000A ($8,500,000), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC. West Valley MRF, LLC also has established a $2,000,000 equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	August 31, 2003	November 30, 2002
Current Assets	$6,166,000	$6,743,000
Property and Equipment (net)	17,493,000	18,413,000
Other Assets	399,000	449,000

Total Assets	$24,058,000	$25,605,000

Current Liabilities	$4,471,000	$4,278,000
Other Liabilities	478,000	737,000
CPCFA Bonds Payable - long term portion	12,570,000	14,070,000
Members’ Equity	6,539,000	6,520,000

Total Liabilities and Members’ Equity	$24,058,000	$25,605,000

Income Statement Information:	2003	2002
For the 3 months ended August 31
Net Revenues	$3,231,000	$3,027,000
Gross Profit	$1,357,000	$1,249,000
Net Income	$1,028,000	$951,000
For the 9 months ended August 31
Net Revenues	$9,588,000	$8,297,000
Gross Profit	$4,330,000	$3,070,000
Net Income	$3,519,000	$2,141,000

The Company has recognized equity income from the West Valley MRF of $1,759,000 and $1,078,000 for the first nine months of 2003 and 2002, respectively. The Company has received distributions of $1,750,000 and $750,000 during the first nine months of 2003 and 2002, respectively, from its investment in the West Valley MRF.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of September 30, 2003, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41,000,000 (82.48% of which belongs to Kaiser) which exceeds its capitalized cost; (b) our 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 6. EAGLE MOUNTAIN CONTRACT WITH MANAGEMENT TRAINING CORP

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

Note 7. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As of September 30, 2003, based upon current information, the Company estimates that its future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $3,900,000. However, the Company purchased, effective June 30, 2001, a 12 year $50,000,000 insurance policy at a cost of approximately $3,800,000. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50,000,000 policy limit) relating to the historical operations and assets of the Company. Due to the nature of the insurance policy, generally accepted accounting principles require that the cost of the policy be capitalized separately from the related liability and amortized as claims in the policy are made.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of this year, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. The Company currently estimates the cost to repair the damage to be a minimum of $1,500,000. However, the Company is still investigating and evaluating the full extent of the flood damage and the cost to repair the damage may be substantially higher than the current minimum estimate.

MRC Financing. During the second quarter of 2003 MRC commenced a $2,100,000 private placement of its Class B Units to its existing members which was completed in the third quarter. Kaiser will fund at least $1,820,000 of the private placement. The funding is payable in installments with the last installment due in July 2004. Kaiser made its first equity contribution of $910,000 under this private placement in August 2003, bringing its ownership interest in MRC to 82.48%. Upon termination of MRC, each minority unitholder is entitled to receive their pro-rata share of the net proceeds (if any) from the disposition of MRC’s assets. However, as a result of the MRC casualty loss described above which resulted in the recording of a $1,500,000 repair expense accrual during the third quarter of 2003, MRC will likely need to commence another private placement of Class B units in the near future to fund the repairs required.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-K for 2002, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the third quarter of 2003, except as discussed below:

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck”) against Lloyd’s, London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that we believe is ultimately responsible for the payment of any amount that it determined to be owed in litigation. During the second quarter of 2003 the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. The dismissal could be appealed by Truck. With the dismissal of the case, the outstanding issue during the third quarter was the London Carriers’ claim for reimbursement of attorneys’ fees and other costs of the litigation. These have been paid to date by IMACC.

Slemmer Litigation. The trial court in the Slemmer litigation (Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856) ruled in October 2003, that the lawsuit could proceed as a class action lawsuit. The defendants in the lawsuit are Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water Company, and individuals serving on the Board of Directors of Fontana Water Company, a mutual water company. This lawsuit involves allegations that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union Water Company, and fraudulent business activities in violation of California law. With this recent ruling, discovery will proceed in the case.

Item 2.	CHANGES IN SECURITIES

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

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

KAISER VENTURES INC.

Dated: November 10, 2003	/s/ James F. Verhey
James F. Verhey Principal Financial Officer