Form 10-K
period 2003-12-31
KAISER VENTURES LLC
filed 2004-03-29
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the registrant’s Class A Units, held by non-affiliates of the registrant was approximately $9,581,391 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2001, which was assumed to be the same value as of March 23, 2004. The Class A Units are not publicly traded. (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At March 23, 2004, 6,919,299 Class A Units were outstanding including 126,598 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy.

Documents Incorporated By Reference: Certain exhibits as identified in the Exhibit List to this Report on Form 10-K are incorporated by reference.

i

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report, 8-K Report or press release of the Company may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Strategy

General. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy. Currently, our principal assets include:

•	An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site

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

As of December 31, 2003, we also had cash and cash equivalents, receivables and short-term investments of approximately $15.2 million.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. Under this strategy, Kaiser sought to:

•	To complete the sale of the landfill project at the Eagle Mountain Site and to resolve the outstanding litigation in connection with the related federal land exchange at that site.

•	To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

•	To continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe it is appropriate to sell this asset;

•	To sell miscellaneous assets, such as surplus property and mineral interests in Southern California; and

•	To further reduce our general and administrative expenses by continuing to reduce our staff as we sell our remaining assets.

Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

•	In August 2000, MRC entered into an agreement to sell the landfill project at the Eagle Mountain Site to the District. This sale is subject to the satisfaction of numerous conditions, not all of which have been satisfied. As a result, we cannot be sure that this sale will close on the terms negotiated with the District, if at all. For additional information, see “BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Pending Sale of the Landfill Project.”

•	Also in August 2000, we sold approximately 588 acres of the former KSC mill site property (referred to as the Mill Site Property) for $16 million in cash plus the assumption of certain environmental liabilities. For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - CCG Ontario, LLC.”

•	In October 2000, we sold approximately 37 additional acres of the Mill Site Property for $3.8 million in cash. For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - Rancho Cucamonga Parcel.”

•	In March 2001, we sold our interest in Fontana Union Water Company, a mutual water company, for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease. For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Water Resources - Fontana Union Stock Sale.”

•	In June 2001, we purchased an insurance policy, covering substantially all of Kaiser’s remaining historical environmental and asbestos related risks. For additional information, see “BUSINESS - Historical Operations and Complete Transactions -Mill Site Environmental Matters.”

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

More specifically, by converting to a limited liability company on or before December 31, 2001, Kaiser ultimately saved approximately $16 million in income taxes in 2001 by capturing, the significant accumulated tax losses associated with MRC. These tax savings meant that Kaiser Inc. was able to increase the cash distributed to its stockholders by almost $2.00 per share. In addition, the conversion enabled most of Kaiser Inc.’s stockholders to offset their tax basis in each share of Kaiser Inc.’s common stock against the cash distribution to them in the merger, with only the difference taxed at capital gains rates.

The conversion was approved at Kaiser Inc.’s November 28, 2001, annual meeting of its stockholders and consummated on November 30, 2001. The conversion was accomplished through the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC as the surviving company of the merger. In order to capture the benefits associated with the tax flow-through treatment offered by a limited liability structure and as a result of the requirements imposed by the Internal Revenue Code, the Class A Units received in the merger are not traded on any securities market and are subject to significant transfer restrictions.

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

In 1988, in anticipation of Southern California’s need for new environmentally safe landfill capacity, MRC began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser’s Eagle Mountain Site. The landfill project has received all the major permits and approvals required for siting, constructing, and operating the landfill project. We believe that the Eagle Mountain Site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill, including, among other attributes, its remote location, arid climate, available and suitable materials for the proposed liner system and daily cover, and rail access.

Acquisition of Our Interest in MRC. We initially acquired our interest in MRC in 1995, as a result of the withdrawal of MRC’s previous majority owner, a subsidiary of Browning Ferris Industries. Before and in connection with this withdrawal, Browning Ferris invested approximately $45 million in MRC. In 2000, Kaiser assigned all of the economic benefits of the MRC lease and granted an option to buy the landfill property to MRC in exchange for an increase in Kaiser’s ownership interest in MRC. The MRC lease will terminate upon the sale of the landfill project to the District, assuming the sale is completed. We presently own 82.48% of MRC’s Class B Units and 100% of its Class A Units.

Pending Sale of the Landfill Project

Background. In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million. Under the terms of that agreement, upon closing of the sale, $39 million of the total purchase price is to be deposited into an escrow account. This money will be released to MRC on the resolution of certain litigation contingencies relating to the litigation challenging the completed federal land exchange. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001, and will be paid out to MRC on a quarterly basis once the initial closing of the sale occurs and once there is a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and was originally to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. However, in 2003 and early 2004 the District received the necessary permits for the expansion of its Puente Hills landfill and thus, the full purchase price will be placed into escrow when the initial closing has occurred, and will be released upon resolution of the pending federal land exchange litigation. Receipt of the purchase price, in whole or in part, if at all, is expected to be delayed for several years pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if the sale may be completed.

Additionally, the sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title matters and negotiating mutually acceptable joint use agreements. We continue to work on resolving various title issues, obtaining necessary consents and otherwise working toward a closing. Although the contractual expiration date is currently June 30, 2004, the date has already been extended numerous times. The conditions to closing are not expected to be met by the current expiration date, and the parties will individually determine whether to extend the closing date one or more additional times. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. Kaiser has agreed with the District to vote its interest in MRC in favor of the sale of the landfill project to the District on its current terms prior to the initial closing.

Flood Damage to Railroad

The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of our report on Form 10-Q for the quarter ended September 30, 2003, we conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, we currently estimate the cost to repair the damage to be a minimum of $4,500,000. We currently plan to undertake, as soon as reasonably possible, the work necessary to preserve and protect the existing railroad. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. During the second quarter of 2003, MRC commenced and then completed in the third quarter of 2003 a $2,100,000 private placement of its Class B Units to its existing members. Kaiser will fund at least $1,820,000 of the private placement. The funding is payable in installments with the last installment due in July 2004. Kaiser made its first equity contribution of $910,000 under the private placement in August 2003, bringing its ownership interest in MRC to 82.48%. A second equity contribution of approximately $435,000 was made in March 2004. Future funding of MRC will be required to cover such items as the federal land exchange litigation and the railroad repairs but there is no assurance that such funding will be obtained.

Current Status

Approval by Riverside County of the Landfill Project; Development Agreement. Between 1992 and 1995, MRC faced legal challenges to its application and receipt of regulatory permits and consents required to operate the landfill project. In March 1995, MRC again initiated the necessary permitting process by filing its land use applications with Riverside County and working with the County and U.S. Bureau of Land Management, referred to as the BLM, in securing the certification and approval of a new environmental impact report, or an EIR. After extensive public comment, the new EIR was released to the public in January 1997, and received final approval from the Riverside Board of Supervisors in September 1997.

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

Other major payments include: (i) partial funding for up to four rail crossings with $1 million due at the commencement of construction of the landfill and an additional $1 million over the course of landfill operations; (ii) financial assistance of approximately $2 million for the host community, Lake Tamarisk, comprised of $500,000 due at the commencement of construction of the landfill plus approximately $1.5 million due over the course of landfill operations; and (iii) funding for the non-California Environmental Quality Act reduction air emission programs of $600,000 over the course of operations.

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

Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. In November 2000, the Ninth Circuit Court of Appeals announced a decision in an unrelated case that may have a material adverse impact on Kaiser’s federal land exchange litigation and the pending sale to the District. In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange. The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in Kaiser’s federal land exchange litigation amended their respective complaints to include allegations that the appraisal used in Kaiser’s land exchange with the BLM is similarly defective. In light of the Bisson decision, the BLM has completed an independent review of the “highest and best use” analysis. The BLM’s independent appraiser concluded that there would be no change in the determination of the “highest and best use” in the appraisal used in the land exchange if the property involved was expressly considered as a landfill site. Given all the facts and circumstances, the independent appraiser concluded that there was no premium to be paid for the property interests exchanged by the BLM even if a portion of such property interests were a part of a planned landfill. The scheduled briefing in this case was completed in January 2003. We are awaiting a decision from the court in this matter.

In addition to the federal land exchange litigation, the Company, along with the U.S. Department of Interior, the BLM, the District and Metropolitan Water District of Southern California, received a letter in September 2002 from the Center for Biological Diversity, the Sierra Club, Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the landfill project. Among other things, it is alleged that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion. In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

In reviewing the complaints of the Complaining Group, the BLM out of an abundance of caution conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although neither the construction of the landfill project nor the regular use of the railroad have commenced, the BLM requested that the Company develop a maintenance schedule for the railroad that would include addressing, among other things, the particular concerns of culverts and rail line ballast. The Company has submitted a proposed schedule which is under review by the BLM. See “Legal Proceedings—Eagle Mountain Landfill Project Land Exchange Litigation.”

Eagle Crest Energy Company. In November 2000, Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, filed an application for a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,000 mega-watt hydroelectric pump storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. However, as a result of the land exchange with the BLM, there is no title reservation on any portion of the property. FERC issued a preliminary permit to ECEC in June 2001. We, along with others, have objected to the ECEC project and have intervened in the matter. To management’s knowledge, there was no material activity by Eagle Crest Energy Company in 2003 with regard to its permit application.

Ongoing Considerations if the Sale is not Completed

Successful resolution of the federal land exchange litigation could take a number of years. Due to delays in closing on the sale to the District, the additional threatened Endangered Species Act litigation, and the need to repair the flood damage to the railroad we anticipate that an additional investment in MRC will be necessary. We can make no assurance that sufficient and suitable funding will be available to MRC in order to allow it to continue to pursue the landfill project, to undertake the major railroad repairs and to resolve the federal litigation and any new litigation. Alternatively, MRC could decide not to pursue the continued development of the landfill project, which would likely materially hinder MRC’s ability to realize any value from the landfill project.

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

Currently, the Mesquite Regional Landfill located in Imperial County, California is the only other competing rail-haul project proposed in California. The District also entered into an agreement to purchase the Mesquite Regional Landfill at a price and on terms substantially similar to the sale of the landfill project by MRC to the District. The District completed its purchase of the Mesquite Regional Landfill in late 2002. We understand that the District has contracted for the engineering and other work necessary to be in a position to begin construction on the Mesquite project. The impact, if any, of the District’s completion of the purchase of the Mesquite landfill project prior to the completion of the purchase of the Eagle Mountain landfill project is unknown.

Truck-haul landfills in the Los Angeles Basin are also competitors to the proposed rail-haul landfills.

Risks. As is discussed in this Report on Form 10-K, there are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District purchased in late 2002. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the threatened litigation over the Endangered Species Act, all as discussed above. No assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on our current plan to sell the landfill to the District. If we are unable to manage any of these risks or uncertainties, we may not be able to sell the landfill project and the value of our Class A Units could be materially reduced.

In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

As stated above, MRC will need additional funding to complete the landfill project, including funds to repair the flood damage sustained by the Eagle Mountain rail line. There is no assurance that MRC can obtain additional funds through debt or equity financing on acceptable terms.

We are also dependent upon the continued services of our executive officers given the complex nature of the landfill project, the challenges it faces, and the importance of historical information. The loss of the services of our executive officers, especially without advance notice, could materially and adversely impact this project and well as our other business.

WEST VALLEY MATERIALS RECOVERY FACILITY AND TRANSFER STATION

Background

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF. Under the terms of the parties’ business arrangements, Kaiser Recycling and Kaiser remain responsible for any pre-existing environmental conditions and West Valley MRF is responsible for environmental issues that may arise related to any future deposit or release of hazardous substances. Kaiser and Burrtec have each separately guaranteed the prompt performance of their respective subsidiary’s obligations.

Phase 1 of the West Valley MRF, which included a 62,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services was built and equipped in 1997 for a total cost of approximately $10.3 million. Phase 2 of the West Valley MRF was completed in 2001 and increased the processing facility by an additional 80,000 square feet and included the installation of new recycling lines that increased the capacity of the facility to approximately 5,000 tons per day. Phase 2 was completed for a total approximate cost of $11 million. West Valley MRF is currently processing approximately 3,500-4,000 tons of municipal solid and green waste per operating day.

The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations. Furthermore, the West Valley MRF should distribute sufficient cash to cover a significant portion of

Kaiser LLC’s foreseeable general and administrative costs. In 2003, the West Valley MRF distributed a total of $2,250,000 in cash to Kaiser.

The Operating Agreement for the West Valley MRF provides the opportunity for either Burrtec or Kaiser to buy the other party’s interest in the West Valley MRF at fair market value in the event a party desires to accept an offer to buy its interest in the West Valley MRF, in the event of default by a party under the Agreement that is not cured within a specified time period or, in some circumstances, in the event there is a proposed transfer or deemed transfer. For example, a change in the control of Kaiser to a company that is in the waste management business could trigger Burrtec’s option to purchase our interest in the West Valley MRF. In the event a party exercises its right to purchase upon the occurrence of an uncured default, a discount to fair market value may be applicable.

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9,500,000 in bonds were issued in June 1997 (Phase 1), and approximately $8,500,000 in bonds were issued in May 2000 (Phase 2). The interest rate for the Bonds varies weekly. The rates for 2003 ranged from 1.20 to 1.95%. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2030, although West Valley MRF is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds.

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

West Valley MRF and Union Bank have executed a Reimbursement Agreement that, among other things, sets the terms and conditions whereby West Valley MRF:

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

Competition

Burrtec owns and operates a transfer and limited materials recovery facility in Agua Mansa, California. This facility is located approximately 15 miles from the West Valley MRF and could compete, in very limited areas, for waste that might otherwise go to the West Valley MRF. To date, the materials recovery facility in Agua Mansa has had little impact on the West Valley MRF’s market for customers. Burrtec also owns or controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are not considered to be competitors of the West Valley MRF. Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley. Except for a relatively small materials recovery facility located in Colton, California owned by Republic Industries, we believe that none of them has yet completed the permitting process. However, the materials recovery facility in Colton is a competitor and one municipality formerly using the West Valley MRF has contracted for its recycling services with the Colton facility.

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

EAGLE MOUNTAIN TOWNSITE

We own and operate the Eagle Mountain Townsite through a wholly-owned subsidiary, Kaiser Eagle Mountain, LLC. The Eagle Mountain Townsite covers approximately 1,300 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures. As part of the District’s purchase of the landfill project from MRC, the District will acquire or control a substantial portion of this infrastructure, including utility and water distribution facilities, which serves the landfill property as well as the Eagle Mountain Townsite. However, the District will not be acquiring any houses as a part of the landfill property.

During 2003 a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”), a company that operates a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed. MTC surrendered most of the property it leased as of December 31, 2003, with the exception of several houses that it continued to lease through February 2004. As of the date of this Report on Form 10-K, we have not had any success in finding a replacement tenant and thus, we are in the process of developing and implementing a plan to mothball the Eagle Mountain Townsite which should be completed by the end of the third quarter of 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing will be reduced. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management will continue to review.

Other than possible environmental remediation associated with asbestos containing products in certain structures, we are not aware of any material environmental remediation required at the Eagle Mountain Townsite that could require us to expend substantial funds or that could lead to material liability. However, under the terms of a reclamation plan for a portion of the former mine site there are ongoing reclamation activities for which the Company has recorded a reserve for the estimated cost of such activities.

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

Lake Tamarisk, California

Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development, LLC, a wholly owned subsidiary of Kaiser, owns: (i) 77 improved lots, including, among other lots, one residential structure; (ii) a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (iii) and an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course.

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

Mill Site Property

Background. From 1942 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways and approximately three miles to the northeast of Ontario International Airport. The original Mill Site Property owned by Kaiser after it emerged from the KSC bankruptcy consisted of approximately 1,200 acres and portions of the property required substantial environmental remediation. Except for the approximate five acre Tar Pits Parcel, we no longer own any portion of the Mill Site Property. The disposition of the Mill Site Property by us over the past several years is described below.

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

The NAPA Lots. In conjunction with the permitting and development of the California Speedway, we permitted and developed three parcels known as the “NAPA Lots” for sale. In September 1997, the largest NAPA Lot, consisting of approximately 15.5 acres, was sold for a gross sale price of approximately $2.9 million. In November 1999, another of the NAPA Lots, consisting of approximately 7.8 acres, was sold for a gross cash sale price of approximately $1.7 million. The remaining NAPA Lot of approximately 5.2 acres was sold in December 1999 for a cash sale price of approximately $1.1 million.

CCG Ontario, LLC (CCG). In August 2000, we sold approximately 588 acres of our remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Included in the land sold to CCG were ancillary items such as the sewer treatment plant and the water rights associated with the property. As part of the transaction, CCG obtained environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the transferred property as well as other environmental obligations subject to limited exceptions. In addition, before this sale transaction, we were party to a consent order with the California Department of Toxic Substances Control, referred to as the DTSC, which was essentially an agreement to investigate and remediate property. As part of the sale transaction, this consent order and our financial assurances to the DTSC were terminated, and CCG entered into a new consent order with the DTSC and provided the necessary financial assurances. For additional information, see “Part I, Item 1. BUSINESS—Historical Operations and Completed Transactions - Mill Site Environmental Matters” below.

Rancho Cucamonga Parcel. In October 2000, the Company completed the sale of approximately 37 acres of the Mill Site Property, known as the Rancho Cucamonga parcel, to The California Speedway Corporation. The gross cash sale price was approximately $3.8 million.

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

Mill Site Environmental Matters

The operation of a steel mill by the Company’s predecessor, KSC, resulted in known contamination of limited portions of the Mill Site Property. As discussed above, the Company’s consent order with the DTSC was terminated in connection with the sale of approximately 588 acres of the remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Concurrently with that termination, CCG entered into a new consent order with the DTSC, in which CCG assumed responsibility for all future investigation and remediation of the Mill Site Property it purchased, as well as various other items covered under its CCG consent order. In addition, CCG assumed and agreed to indemnify the Company against various contractual environmental indemnification and operations and maintenance (“O&M”) obligations the Company has with purchasers of other portions of the Mill Site Property. In connection with this land sale, CCG entered into a fixed price environmental remediation services agreement with IT Corporation (“IT”), an environmental contractor, to remediate the known environmental conditions on the property. IT filed for bankruptcy in January 2002, but certain of the assets of IT were eventually acquired by The Shaw Group, including the fixed price environmental contract. Accordingly, the fixed price environmental remediation services contract continues to be performed. In addition, CCG is obligated to remediate the Tar Pits Parcel pursuant to a solidification and capping strategy. The remediation of the Tar Pits parcel is also covered by the fixed price environmental remediation contract. Except for continuing inspection and maintenance obligations, the remediation of the Tar Pits Parcel has been completed.

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

With regard to groundwater, we previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board, or the RWQCB, concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations contributed. The settlement required us to make a $1.5 million cash payment, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality improvement project. In 1999, approximately 20 years ahead of schedule, we contributed the full 25,000 acre feet required under the terms of the settlement agreement with the RWQCB. This contribution of water satisfied all of the Company’s obligations to the RWQCB under the terms of the settlement agreement. CCG did not assume any of the Company’s future obligations, if any, with regard to the specified plume, and we retained potential liability from certain third party claims alleging damages from the identified groundwater plume. One such claim has been asserted against the Company. See “Part 1. Item 3. LEGAL PROCEEDINGS.”

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

Employees

As of March 23, 2004, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., a subsidiary of Kaiser LLC, and reimburses Business Staffing for the costs associated with 8 full-time (4 at Ontario, California and 4 at Eagle Mountain, California) and 3 part-time employees at Ontario, California. It is anticipated that the number of full time employees at Eagle Mountain will be reduced in 2004 as a result of the closure of the private prison that was operated through the end of 2003. All of the full-time and part time employees were previously employed by Kaiser Inc.

Item 2.	PROPERTIES

Office Facilities

Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California, 91764. The Company currently leases approximately 2,950 square feet in Ontario, California at a current cost of approximately $6,900 per month. The lease expires on August 31, 2007, with the right to terminate the lease upon prior written notice effective as of February 28, 2006. Our subsidiary, Kaiser Eagle Mountain, LLC, also currently maintains an office at the Eagle Mountain Site. We own the building used as an office at the Eagle Mountain Site.

Eagle Mountain, California

The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The District, upon its purchase of the landfill project, will own a substantial portion of this infrastructure. Accordingly, the District and the Company are negotiating a number of agreements addressing access and joint use of infrastructure facilities. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated. However, due to the closure of the private prison at the Eagle Mountain Townsite effective December 31, 2003, we are in the process of developing and implementing a plan to mothball the Townsite.

During 2003 a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to MTC that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed with most of the leased property returned to us as of that date, with the exception of several houses that it continued to lease through February 2004. As of the date of this Report on Form 10-K, we have not had any success in finding a replacement tenant and thus, we are in the process of developing and implementing a plan to mothball the Eagle Mountain Townsite which we expect to complete by the end of the third quarter of 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing will be reduced. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management will continue to review.

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

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), Kaiser Steel Corporation constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. We own in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed. Portions of the railroad suffered significant flood damage in 2003. For additional information, see “Part I, Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Sale – Flood Damage to Railroad.”

Fontana, California

With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former Mill Site Property. With the exception of ongoing maintenance and inspection obligations, the environmental remediation of this parcel has been completed. See “Part 1, Item 1. BUSINESS - Historical Operations and Completed Transactions - Mill Site Property.”

Lake Tamarisk, California

Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development LLC, a wholly-owned subsidiary of the Company, owns 77 improved lots including one residential structure. Lake Tamarisk, LLC also owns a 240 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk and an approximate 200 acre parcel of unimproved land adjoining the golf course.

Other Real Estate Properties

Several parcels near Walsenburg, Colorado were sold on an “as is” basis in 2003 for less than $100,000 with the Kaiser Steel bankruptcy estate receiving the net proceeds from the sale.

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

All scheduled briefing for the case was completed in January 2003. We are currently awaiting a decision from the court. Kaiser is vigorously defending the litigation.

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

Threatened Endangered Species Act Litigation. The Company along with the U.S. Department of Interior, the BLM, the Los Angeles County Sanitation District and Metropolitan Water District of Southern California, received a letter dated September 26, 2002, from the Center for Biological Diversity, the Sierra Club, Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the Eagle Mountain landfill project. Among other things, it is alleged that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion. In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

In reviewing the complaints of the Complaining Group, the BLM, out of an abundance of caution, conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although neither the construction of the landfill project nor the regular use of the railroad has commenced, the BLM requested the Company to develop a maintenance schedule for the railroad that would address, among other things, the particular concerns of culverts and rail line ballast. The Company has submitted a proposed schedule which is under review by the BLM.

Warrant Dispute. New Kaiser Employees’ Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase, respectively, 460,000 and 285,260 Class A Units in the Company (the warrants were initially for common stock of Kaiser Inc. and were converted into Class A Units of Kaiser LLC in the merger). VEBA and PBGC have each claimed that the treatment of its warrant in the conversion violated the terms of the warrant. Prior to the vote on the conversion proposal, it was agreed by Kaiser, VEBA and PBGC that the rights of each VEBA and PBGC, under its warrant, would not be changed or waived by (i) any consent to or approval of the conversion proposal by either VEBA, PBGC or any director representing either of them, or (ii) any decision by either the VEBA or the PBGC to delay any potential legal challenge until after the adoption and completion of the conversion proposal. VEBA and PBGC voted their respective shares in Kaiser Inc. in 2001 in favor of the conversion proposal. VEBA and PBGC each occasionally continue to assert that the conversion proposal violated the terms of its warrant. We have had several discussions with VEBA representatives concerning the claim and we believe the claim does not have any merit. Neither the VEBA nor the PBGC have taken legal action to pursue the claim.

Tex Tin Claim. In February 2004 we received correspondence identifying the Company as a potentially responsible party for remediation and related costs at a property in Texas known as the Tex Tin site. It appears that the basis for such identification is that the Company is considered the reorganized successor to KSC. However, the factual basis and the monetary extent of the alleged liability are currently unknown. No legal action has been commenced against the Company. We have informed those giving the notice that we believe such liability, if any, was discharged in the bankruptcy of KSC. We also believe that there is coverage under our existing insurance for this claim.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 14 active suits. Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, we are beginning to see the focus of the claims shifting from ships and shipyards to other facilities such as the former Kaiser Steel Mill Site Property. Plaintiffs attorneys are increasingly requesting mill site and Eagle Mountain related documents in an effort to build a “war chest” of documents for future litigation.

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

Of the claims resolved to date, approximately 76% have been resolved without payment to the plaintiffs, and of the 40 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 32 of such cases. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

City of Ontario Claim. In 2001, the California Regional Water Quality Control Board (“RWQCB”) communicated with us that the City of Ontario had asserted that we were responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from our former mill site property. By way of background, in the fall of 1993, RWQCB approved a settlement agreement resolving the Company’s groundwater remediation obligation. The settlement agreement provided that the Company would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. We have satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. The City of Ontario’s claims were fully settled in March 2004 with the settlement paid by one of our insurance carriers.

Slemmer Litigation. Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856). The defendants in the lawsuit are Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water and individuals serving on the Board of Directors of Fontana Union Water Company. In summary, plaintiffs allege that they are the owners of 175 shares of the stock of Fontana Union Water Company, a mutual water company, and that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law. Among other things, plaintiffs have requested $25,000,000 in damages and the trebling of such damages under California law. In October 2003, the court ruled that the lawsuit could proceed as a class action lawsuit. With this ruling, discovery will proceed in the case. We believe that the allegations against us are without merit and we will vigorously defend this suit.

Port of Oakland. The Port of Oakland continues to assert a potential claim arising out of alleged contamination of soil from underground storage tanks. The Port of Oakland alleged that KSC used these tanks at property owned by the Port of Oakland and leased by Kaiser Steel Corporation pursuant to a lease agreement that terminated in 1986. Based upon the communication received, the Port of Oakland claims damages of approximately $150,000 plus unknown potential remediation costs. We believe, based upon the information provided to date, that the allegations are without merit and that any potential claim would be barred under the statute of limitations.

Port of Los Angeles. On March 21, 2003, KSC received a Third Party Complaint captioned Santa Monica Baykeeper, et al (Plaintiffs) v. Kaiser International Corporation, et al (Defendants) / American Bulk Loading Enterprises, Inc. et al (Third-Party Plaintiffs) v. AMICOR, et al (Third Party Defendants) United States District Court Central District of California; Case Number CV-97-7761 DDP (RCx). The underlying litigation involves a citizens enforcement action commenced against the Port of Los Angeles, Kaiser International Company, and others by the Santa Monica Baykeepers for alleged contamination to the San Pedro Inner Harbor in the Port of Los Angeles arising from the operation of a bulk loading facility. The Third Party Plaintiffs subsequently commenced litigation against KSC and thirty-nine other Third Party Defendants seeking recovery for any amount paid by the Third Party Defendants under theories of equitable indemnity, negligence and contribution. While we understand the case is still open, the litigation is not being actively pursued against KSC.

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck”) against Lloyd’s, London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that we believe is ultimately responsible for the payment of any amount that it determined to be owed in litigation. During the second quarter of 2003, the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. As of the date of this Report on Form 10-K, IMACC has been reimbursing the London Carriers for the reasonable attorneys’ fees and costs of this litigation. We understand the Truck has decided to appeal the trial court’s decision to dismiss the case.

Dismissal of Product Liability Litigation. In March 2002, we received a complaint in the mail captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02). The plaintiffs in this suit allege that KSC, or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana. It was further alleged that this portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline and causing damage to the plaintiffs’ respective interests in land and that there were business interruption damages to certain of the plaintiffs. Plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or manufactured the pipe in the ruptured section of the pipeline. A National Transportation & Safety accident report identified another company as the maker of the ruptured pipe. On March 2, 2004, the Company was dismissed from the lawsuit.

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

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not readily tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001, with no single purchase and sale transaction involving more than 15,000 Class A Units. We understand that the sales price in the private transactions has ranged from $1.00 to $1.50 per Class A Unit. In connection with the merger, the Class A Units were independently appraised and determined to have a value of $1.50 as of November 30, 2001.

As of March 23, 2004, there were approximately 3,108 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 23, 2004, KSC Recovery held 126,598 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan. It is anticipated that a distribution of up to 65,000 Class A Units will be made to the former general unsecured creditors of the KSC bankruptcy estate in the second quarter of 2004.

We currently have no immediate plans to make distributions but anticipate making distributions subsequent to receiving our share of the proceeds from the sale of the Eagle Mountain landfill project if such sale is completed.

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2003, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance.

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	298,100	$3.11	0
Equity compensation plans not approved by security holders	N/A	N/A	7,500 annual	[2]

[1]	This table does not include warrants issued to VEBA and the PBGC in connection with the repurchase of certain of their respective shares in Kaiser, Inc. For additional information see “Item 12. Securities Ownership of Certain Beneficial Owners and Management - Principal Unit Members.”

[2]	Each non-management member of the Board of Managers receives an annual grant of 2,500 Class A Units. Accordingly, 7,500 Class A Units are currently being issued each year. For additional information, see “Item 11. Executive Compensation – Manager Compensation.”

Item 6.	SELECTED FINANCIAL DATA

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included herein.

Selected Statement of Operations Data for the years ended December 31:	2003	2002	2001	2000	1999
Total revenues	$2,274,000	$1,394,000	$68,051,000	$7,644,000	$49,516,000
MRC casualty loss	4,500,000	—	—	—	—
Other costs and expenses	2,791,000	2,526,000	6,903,000	6,847,000	13,788,000

Income (loss) from operations	(5,017,000)	(1,132,000)	61,148,000	797,000	35,728,000
Net interest (income) expense	(627,000)	(497,000)	(2,532,000)	(581,000)	498,000

Income (loss) before minority interest and income tax provision	(4,390,000)	(635,000)	63,680,000	1,378,000	35,230,000
Minority interest in loss	789,000	—	—	—	—

Income (loss) before income tax provision	(3,601,000)	(635,000)	63,680,000	1,378,000	35,230,000
Income tax currently payable	16,000	18,000	1,795,000	33,000	8,364,000
Income tax expense (benefit) attributed to activities prior to conversion to LLC	46,000	(585,000)	—	—	—
Deferred tax expense (benefit)	—	—	12,861,000	(11,998,000)	(3,211,000)
Deferred tax expense credited to equity (1)	—	—	—	—	6,048,000

Net income (loss)	$(3,663,000)	$(68,000)	$49,024,000	$13,343,000	$24,029,000

Earnings (loss) per unit/share
Net income (loss)
Basic	$(0.53)	$(0.01)	$7.45	$2.09	$2.35
Diluted	$(0.53)	$(0.01)	$7.38	$1.99	$2.31
Basic Weighted average number of units/shares outstanding (2)	6,916,000	6,908,000	6,584,000	6,394,000	10,226,000
Diluted Weighted average number of units/shares outstanding (2)	6,916,000	6,908,000	6,646,000	6,699,000	10,386,000

Selected Balance Sheet Data as of December 31:	2003	2002	2001	2000	1999
Cash, cash equivalents and short-term investments	$13,670,000	$10,347,000	$16,389,000	$10,097,000	$14,686,000
Working capital	13,268,000	10,454,000	16,004,000	19,274,000	5,170,000
Total assets	56,598,000	55,424,000	57,210,000	74,788,000	103,445,000
Long-term debt	—	—	—	—	—
Long-term accrual for MRC casualty loss	4,195,000	—	—	—	—
Long-term environmental remediation reserves	3,938,000	3,956,000	4,000,000	4,490,000	23,868,000
Members’/Stockholders’ equity (2)	40,336,000	44,153,000	44,208,000	59,474,000	60,890,000
Units/Shares outstanding (2)	6,919,000	6,912,000	6,901,000	6,523,000	6,317,000
Book value per unit/share (2)	$5.83	$6.39	$6.41	$9.12	$9.64

(1)	The deferred tax expense credited to equity represents taxes that were recorded by the Company for financial reporting purposes, but were not payable due to the Company’s utilization of Net Operating Loss (“NOL”) benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit was not included in net income, stockholders’ equity was increased in an amount equal to the NOL tax benefit reported. There were no remaining NOL carryforwards at December 31, 2001.

(2)	Through November 30, 2001, Kaiser’s equity consisted of common stock. As of November 30, 2001, the effective date of the merger, Kaiser’s equity ownership was converted into Class A Units in Kaiser Ventures LLC. At December 31, 2003, 2002, and 2001, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2003 and 2002, Kaiser Ventures LLC had 952 and 48, Class C and D Units outstanding, respectively. There were no Class C and D units outstanding at December 31, 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”). Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this Report on Form10-K, our remaining principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District). As of December 31, 2003, we also had cash and cash equivalents, receivables and long-term investments in securities of approximately $15.2 million. As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million.

We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members.

Primary Revenue Sources

Ongoing Operations

Kaiser’s revenues from ongoing operations are generally derived from the development of our long-term projects. Income from equity method investments reflect Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method. Revenues from water resources represent payments received under the lease of our interest in Fontana Union to Cucamonga, which was sold in 2001.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities include housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Site. Due to the interim nature of these activities, we are presenting these revenues net of their related expenses. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, interim revenues are expected to decline significantly in 2004. Expenses at the Eagle Mountain Townsite will remain at historical levels while the Townsite operations are being closed down and we are in the process of developing and implementing a plan to mothball its facilities.

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

Results of Operations

Analysis of Results for the Years Ended December 31, 2003 and 2002

An analysis of the significant components of our resource revenues for the years ended December 31, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in West Valley MRF	$2,281,000	$1,502,000	52%
Gain on Mill Site land sales	107,000	107,000	—%

Total ongoing operations	2,388,000	1,609,000	48%

Interim Activities (net)	(114,000)	(215,000)	47%

Total resource revenues	$2,274,000	$1,394,000	63%

Resource Revenues. Total resource revenues for 2003 were $2,274,000, compared to $1,394,000 for 2002. Revenues from ongoing operations increased 48% for 2003 to $2,388,000 from $1,609,000 in 2002, while the loss from interim activities (net of related expenses) decreased 47% to $114,000 from $215,000 in 2002.

Ongoing Operations. Income from equity method investments increased by $779,000 to $2,281,000 due to increased equity income from the West Valley MRF during 2003 compared to 2002. This increase in equity income in the West Valley MRF is mainly due to: (a) a 17% increase in volume of waste processed at the West Valley MRF ($626,000); (b) an increase in net recyclable sales mainly due to higher commodity prices ($140,000); (c) reduced repairs and maintenance expenses ($172,000); and (d) a decrease in interest expense ($40,000). These increases in revenues and reductions in expenses were partially offset by an increase in payroll and related operating expenses ($221,000).

Gain on Mill Site land sales. The Company recognized gains of $107,000 during both 2003 and 2002, from the sales of certain Mill Site property parcels that closed in 1997 and 1999.

Interim Activities (net). Interim activities, net of expenses, for 2003 were a loss of $114,000 compared to a loss of $215,000 for 2002. This reduction in interim activities losses is only temporary and was primarily due to higher nonrecurring revenues ($108,000) being offset by slightly higher operating expenses ($7,000). This nonrecurring revenue consists of income from a salvage/scrap contract and onetime location fees for a movie. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, (see the following paragraph for details) interim revenues are expected to decline significantly in 2004. Expenses at the Eagle Mountain Townsite will remain at historical levels while the Townsite operations are being closed down and its facilities are being mothballed.

During 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”), a company that operates a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle

Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed. MTC surrendered most of the property it leased as of December 31, 2003, with the exception of several houses that it continued to lease through February 2004. As of the date of this Report on Form 10-K, we have not had any success in finding a replacement tenant and thus, we are in the process of developing and implementing a plan to mothball the Eagle Mountain Townsite which should be completed by the end of the third quarter of 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing will be reduced. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management will continue to review.

MRC Casualty Loss. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. We currently estimate the cost of repairing this damage to be $4,500,000, $300,000 of which we expect to be incurred in 2004. As a result, the Company has recorded a reserve and a charge to earnings in the amount of $4,500,000 during 2003 to cover the cost of these repairs.

Corporate General and Administrative Expenses. Total corporate general and administrative expenses for 2003 increased 10% to $2,791,000 from $2,526,000 for 2002. The increase is primarily due to one time retention payments ($1,031,000) made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000. This increase was substantially offset by: (a) reduced staffing expenses ($330,000); (b) lower non-recurring severance costs ($193,000); (c) the elimination of a previously established reserve during 2003 ($189,000); and (d) lower office rent expenses ($52,000). The reserve eliminated had been established in previous years for certain possible liabilities that were resolved during 2003, and thus the reserve was determined to be unnecessary and was reversed against general and administrative expenses.

Net Interest and Investment Income. Net interest and investment income for 2003 was $627,000 compared to $497,000 in 2002. The change was due to increased gains on investments ($243,000) and increased dividend income ($118,000) being partially offset by lower interest income ($232,000).

Loss before Minority Interest and Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $4,390,000 for 2003 versus $635,000 for 2002.

Minority Interest. The minority unitholders in MRC were allocated $789,000, or 17.52%, of the $4,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a loss before income tax provision of $3,601,000 for 2003, versus a loss of $635,000 recorded in 2002. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a small gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc., a subsidiary of the Company. These taxes amounted to $16,000 for 2003, versus $18,000 for 2002. Additionally, during 2003, the Company recorded a $46,000 tax expense while in 2002, the Company recorded a tax benefit of $585,000, both of which related to activity prior to its conversion to a limited liability company. The additional income tax expense for 2003 was the result of a finalization of a State of California income tax audit for 1999. The benefit for 2002 was the result of changes in the Federal tax law and finalization of the Company’s Federal income tax returns for 2001.

Net Income (Loss). For 2003, the Company reported a net loss of $3,663,000 or $0.53 per unit, versus a net loss of $68,000, or $0.01 per unit, reported for 2002.

Results of Operations

Analysis of Results for the Years Ended December 31, 2002 and 2001

An analysis of the significant components of our resource revenues for the years ended December 31, 2002 and 2001 follows:

	2002	2001	% Inc. (Dec)
Ongoing Operations
Gain on Sale of FUWC stock	$—	$65,171,000	(100%)
Water resource	—	295,000	(100%)
Gain on sale of California Mines	—	1,756,000	(100%)
Income from equity method investment in West Valley MRF	1,502,000	978,000	54%
Gain on Mill Site land sales	107,000	107,000	—%

Total ongoing operations	1,609,000	68,307,000	(98%)

Interim Activities (net)	(215,000)	(256,000)	16%

Total resource revenues	$1,394,000	$68,051,000	(98%)

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

Corporate General and Administrative Expenses. Total corporate general and administrative expenses for 2002 decreased 63% to $2,526,000 from $6,861,000 for 2001. The decrease is primarily due to: (a) lower professional and outside consulting expenses ($1,740,000); (b) the absence of expenses relating to the exercise of nonqualified stock options ($1,288,000); (c) lower salary and benefit expense ($975,000); and (d) lower non-cash variable stock option accounting expenses ($428,000) being partially offset by the elimination of a previously established reserve during 2001 ($100,000). This reserve was established for certain assets that were sold in the first quarter of 2001, and thus was determined to be unnecessary and was reversed against general and administrative expense.

Net Interest Income. Net interest income for 2002 was $497,000 compared to $2,532,000 in 2001. The reduction was due primarily to: (a) a decrease in interest income due to lower cash and investment balances on hand and lower interest rates ($2,073,000); and (b) a decrease in interest expense ($39,000) primarily associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its Fontana Union stock (the collateral for the debt).

Loss before Minority Interest and Income Tax Provision. The Company recorded a loss before minority interest and income tax provision $635,000 for 2002, versus income of $63,680,000 recorded in 2001.

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

Section 2: Financial Position

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $6,785,000 to $3,562,000 at December 31, 2003 from $10,347,000 at December 31, 2002. Included in cash and cash equivalents is $2,069,000 and $1,335,000 held solely for the benefit of MRC at December 31, 2003 and December 31, 2002, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the net investment of $6.4 million of excess cash in short-term investments; (b) $2.1 million of cash used by operations (exclusive of purchase of investments); and (c) capitalized MRC expenditures of $1.1 million. These cash uses were partially offset by receipt of cash distributions from the West Valley MRF of $2.3 million and collections on notes and accounts receivable totaling $593,000.

Working Capital. During 2003, current assets increased $4.7 million to $16.2 million, while current liabilities increased $1.8 million to $2.8 million. The increase in current assets resulted primarily from the $10.1 million increase in short-term investments and a $1.3 million increase in restricted cash, being mostly offset by a $6.8 million decrease in cash and cash equivalents as discussed above. The restricted cash is the result of receiving $1,300,000 in cash from the Company’s transfer agent as discussed below. The increase in current liabilities resulted primarily from: (a) the $1,340,000 increase in the conversion distribution payable, as discussed below; (b) the moving of the balance of the deferred real estate gain to current; and (c) the $300,000 current portion of the $4,495,000 accrual to repair the 52-mile Eagle Mountain railroad. Included in current liabilities as of December 31, 2003 is $376,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during 2003 by $2.9 million to $13.3 million at December 31, 2003.

Accounts Receivable and Other (net). During 2003, accounts receivable decreased by $308,000 primarily as the result of collections from MTC ($450,000) being partially offset by advances to vendors for insurance related matters ($173,000). At December 31, 2003, the Company’s accounts receivable and other balances totaled $455,000. A portion of this balance, $281,000, relates to amounts advanced by the Company to certain third party vendors for claim expenses that will be reimbursed by the insurance companies in accordance with the provisions of the Company’s insurance policies. The balance at December 31, 2002, was $763,000, of which $455,000 was receivable from MTC. This large receivable from MTC was a result of the late budget approval by the State of California, which delayed payments to service providers.

Short-Term and Long-Term Investments. At December 31, 2003 the Company had $10.1 million of its excess cash reserves invested in high-grade marketable commercial paper, and bond mutual funds. Based on the maturity dates of these investments, the entire amount was classified as a current asset. During the course of 2003, the Company made investments totaling $14.4 million and had maturities of $8.0 million. At December 31, 2002, the Company had investments totaling $3.8 million in high-grade marketable commercial paper, certificates of deposit, corporate bonds and U.S. government securities all of which were classified as long-term assets.

Investments. There was a $31,000 increase in our investment in the West Valley MRF during 2003 due to the recording of our equity share of income of $2,281,000 being mostly offset by the receipt of $2,250,000 in cash distributions during the year. Our investment in the Eagle Mountain Landfill increased $1,137,000 during 2003 due to continuing landfill development activities.

Other Assets. The decrease in other assets ($904,000) is mainly related to decreases in notes receivable due to the receipt of principal payments during 2003 ($356,000), the reclassification of the balance of a note receivable into current assets ($307,000) and an increase in accumulated depreciation ($227,000).

Environmental Remediation. We estimated, as of December 31, 2003, based upon current information, that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $3.9 million. However, we purchased, effective June 30, 2001, a 12 year $50 million insurance policy at a cost of approximately $3.8 million. This policy will cover, among other things, virtually any and all environmental liabilities and claims, including defense costs, (up to the $50 million policy limit) relating to the historical operations and assets of the Company reflected in the above approximate $3.9 million liability. Due to the nature of the insurance policy, generally accepted accounting practices require that the cost of the policy be capitalized, as an asset, separately from the related liability. The Company amortizes this policy on a “claims paid” basis, and therefore expensed $14,000 of the policy premium during 2003.

Long-term Liabilities. The increase in other long-term liabilities is primarily due to the accrual of the MRC casualty loss ($4,195,000) being partially offset by decreases in the environmental remediation reserve ($18,000), the recognition of deferred gains on prior real estate sales ($107,000) and the reclassification of the balance of the deferred real estate gain to current liabilities to coincide with its note receivable classification.

Minority Interest. As of December 31, 2003, we recorded $5,038,000 of minority interest relating to the approximately 17.52% ownership interest in MRC we do not own. This balance reflects current year contributions by minority owners of $240,000, and the absorption of the $789,000 loss allocated to the minority owners. Upon termination of MRC, each minority unitholder is entitled to receive his pro-rata share of the net proceeds (if any) from the disposition of MRC’s assets.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The investments are classified as “available-for-sale” and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid. Changes in the market value of the investments are recorded as a change to the investment with a corresponding change to comprehensive income, which is a component of members’ equity. In addition, realized gains or losses, and interest income or dividends are reflected in the statement of operations.

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

Environmental Reserves. The Company has obligations for environmental liabilities and, based on management’s estimates, the Company has recorded reserves for these obligations. In addition, the Company has purchased an insurance policy related to these environmental liabilities and due to the nature of the insurance policy, accounting principles generally accepted in the United States require that the cost of the policy be capitalized as an Other Asset separately from the related liability and amortized as the related liabilities are resolved.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For interests in special-purpose entities, it applies in the first year or interim period ending after December 15, 2003, and for all other types of variable interest entities, it applies for periods ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation, as amended, the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•

a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements.

Section 3: Business Outlook

The statements contained in this Business Outlook, as well as in “Part I. Item 1. BUSINESS”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-K, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

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

In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the profitability of the expansion of the facility’s capacity from 2,000 to 5,000 tons per day completed in 2001. The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend: (a) on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (b) on recyclable commodity prices; and (c) on future competition from competing facilities.

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

Upon closing of the sale of the landfill project, $39 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report on Form 10-K, the only litigation contingency is the federal litigation challenging the completed federal land exchange. Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC after the initial closing on a quarterly basis beginning with a successful outcome of the federal litigation regarding the land exchange with the BLM at the Federal District Court level for a period of up to four years. Also upon closing, the remaining $2 million of the purchase price will also be placed into an escrow account as a result of the District’s Puente Hills landfill receiving in 2003 and early 2004 the necessary permit approvals for its remaining 10 years of capacity.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002.

Sale of Miscellaneous Properties. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities.

Corporate Overhead. As we divest our remaining assets, we intend to further reduce corporate staffing and overhead to reflect the reduced requirements of our remaining operations and projects. The costs of such reductions shall be recorded at the time the decision to make such reductions is made by the Company.

Capital Resources. Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales will be sufficient to satisfy the Company’s projected operating cash requirements for the next 3-4 years.

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former KSC mill site near Fontana, California, except for an approximate five acre parcel, the Tar Pits Parcel; (ii) entered into an agreement to sell the landfill project to the District for an aggregate of $41 million, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation. Although the closing with the District was scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions and, as a result, this date has been extended numerous times, and we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Part I. - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Eagle Mountain Landfill Project and Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays significant cash distributions to us, until we believe we can negotiate a sale of our interest that maximizes value to our members;

•	To sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California; and

•	To further reduce our general and administrative expenses.

•	The Company expects to terminate operations and distribute all available cash to its members once the cash maximization strategy is completed. The Company currently does not expect completion of this strategy until 2006 at the earliest.

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

Insurance. In furtherance of the cash maximization strategy, we purchased an insurance policy in 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for our ongoing and historical operations. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and the Company paid $3.8 million.

Item 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see Item 15 of this Report on Form 10-K for financial statements and supplementary data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedure

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective at the “reasonable assurance level” to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART III

Item 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY

BOARD OF MANAGERS

The current members of the Board of Managers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	53	Chief Executive Officer, President and Chairman of the Board
Ronald E. Bitonti	71	Manager
Todd G. Cole	83	Manager
Gerald A. Fawcett	71	Vice Chairman
Marshall F. Wallach	61	Manager

Richard E. Stoddard was appointed Chief Executive Officer of Kaiser in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining Kaiser in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of Penske Motorsports, Inc. (“PMI”) when International Speedway Corporation acquired PMI. As of January 1, 2003, Mr. Stoddard began working less than full time for Kaiser. In addition to working on behalf of Kaiser, Mr. Stoddard works as a general business consultant with an emphasis on distressed businesses and water development opportunities.

Ronald E. Bitonti is Chairman of the Benefits Committee for the VEBA and was Chairman of the Reorganized Creditors’ Committee formed during the KSC bankruptcy until dissolution of this committee in 1991. From 1985 to 1991, Mr. Bitonti served as International Representative for the United Steelworkers of America. Mr. Bitonti retired from KSC in 1981 and has been a director or manager of Kaiser since November 1991.

Todd G. Cole has been a director or manager of Kaiser since November 1989. Mr. Cole was Chief Executive Officer of CIT Financial Corporation before starting his present career as a consultant and corporate director. He currently is President of Cole & Wilds Associates, Inc., a consulting company. Mr. Cole served on the Board of Directors of Hawaiian Airlines, Inc. until his resignation in May 2003. (Hawaiian Airlines, Inc. is a certificated air carrier, which filed for Chapter 11 bankruptcy reorganization on March 21, 2003). He is a founding director of Coral Gable Trust Company, a Florida State chartered institution, which will begin operations in April 2004. Mr. Cole is an active member of the Georgia Bar Association and is an accredited certified public accountant (inactive status).

Gerald A. Fawcett was President and Chief Operating Officer of Kaiser Inc. from January 1996 until his retirement from full time duties on January 15, 1998. He was appointed to Kaiser’s Board on January 15, 1998, and currently serves as Vice Chairman of the Board and undertakes special projects on behalf of the Company from time-to-time. Mr. Fawcett began his employment with KSC in 1951, holding various positions in the steel company and ultimately becoming Division Superintendent of the Cold Rolled and Coated Products Division. After working five years consulting with domestic and overseas steel industry clients, Mr. Fawcett joined Kaiser in 1988 as Senior Vice President and became Executive Vice President in October 1989. He is also Vice Chairman of the Board of MRC.

Marshall F. Wallach has been a director or manager of Kaiser since November 1991. Since 1984, Mr. Wallach has served as President of The Wallach Company, a Denver, Colorado based investment banking firm. The Wallach Company was sold to Keycorp on January 1, 2001. Mr. Wallach retired from The Wallach Company on Dec. 31, 2003. Prior to forming The Wallach Company, Mr. Wallach managed the corporate finance department and established the mergers and acquisitions department of Boettcher & Company, a regional investment bank in Denver, Colorado. Mr. Wallach serves on the boards of several non-profit organizations and privately-owned corporations. He also serves on the Board of Tomkins, PLC and is currently President of Wallach Capital Advisors, Inc. which was incorporated in early 2004.

MANAGER EMERITUS

Reynold C. MacDonald serves as a Manager Emeritus on our Board of Managers. This is an honorary, nonvoting and unpaid position. In this position, Mr. MacDonald is available to the Board and to the Chief Executive Officer to provide guidance on Company matters. Mr. MacDonald served on the Board of Directors of Kaiser Inc. from November 1988 until completion of the merger in 2001, and he also was an employee of Kaiser Steel from 1946 to 1963, with his last position being assistant general superintendent of all the mills. Mr. MacDonald served as Chairman of the Board for Acme Metals Company from 1986 until 1992 and continues as a director with that company. He has also served as a director with Interlake, Inc., a metals fabrication and materials handling company and of ARAMARK Group, Inc.

AUDIT COMMITTEE MATTERS

The Audit Committee’s primary function is to review the financial information to be provided to our members, the financial reporting process, the system of internal controls, the audit process and the Company’s process for monitoring compliance with laws and regulations.

Under our Audit Committee Charter, the Audit Committee is solely responsible for:

•	Hiring and firing the independent auditors for Kaiser LLC;

•	Resolving any disagreement between the auditors and management; and

•	Approving all non-audit services performed by Kaiser LLC’s auditors, subject to a de minimis exception.

Mr. Wallach and Mr. Cole serve as members of our Audit Committee. Our Board has determined that both Mr. Wallach and Mr. Cole are independent of Kaiser’s management and that they have accounting or financial management experience sufficient to qualify each of them as a “financial expert” under the rules issued by NASDAQ. In addition, our Board has determined that Mr. Wallach and Mr. Cole each qualify as an “audit committee financial expert” under current SEC rules and regulations. However, even if none of the current members of our Audit Committee would qualify as an “audit committee financial expert” under SEC rules and regulations, we would retain Mr. Wallach and Mr. Cole on the Audit Committee because of their expertise and experience in financial matters, including reviewing and analyzing financial statements, and their familiarity with the Company and its operations. In addition:

•	Neither Mr. Wallach nor Mr. Cole sits on audit committees for more than two other public companies.

•	Each member of the Audit Committee has one vote.

•	Neither Mr. Wallach nor Mr. Cole receives any compensation from us, other than as a manager and/or as a member of any committee appointed by the Board of Managers.

In performing its duties, the Audit Committee seeks to maintain free and open communication between the managers, the independent auditors and our internal financial management. The Audit Committee is intended to provide an independent and, as appropriate, confidential forum in which interested parties can freely discuss information and concerns. In carrying out its oversight duties, among other things, the Audit Committee:

•	Meets in an executive session at least quarterly, or more frequently as circumstances dictate.

•	Inquires quarterly of the independent auditors of their views about Kaiser LLC’s choices of accounting principles and how disclosure practices may affect public views and attitudes about Kaiser LLC.

•	Reviews at least quarterly with financial management and the independent auditors (a) the financial statements contained in the quarterly and annual reports to members; (b) critical financial reporting issues, policies and practices, (c) significant period-end adjustments; and (d) the quality, not just acceptability, of accounting principles and the clarity of the financial disclosure practices used or proposed to be used and particularly, the degree of aggressiveness or conservatism of our accounting principles and underlying estimates and other significant decisions made in preparing the financial statements.

•	Reviews with financial management and the independent auditors quarterly and annual earnings releases and press releases containing historical or forward-looking financial information before the reports are filed with the Securities and Exchange Commission, or other regulators, or the releases are published.

In connection with our annual audit:

•	The Audit Committee reviewed and discussed with Ernst & Young LLP, our independent auditors, their overall plans for the audit and the audit’s scope.

•	The Audit Committee reviewed the audit fees for the annual audit and the fees charged for services rendered to Kaiser by Ernst & Young LLP not included in the audit.

•	The Audit Committee has reviewed and discussed the audited financial statements with our management.

•	The Audit Committee has discussed with our independent auditors the matters required to be discussed by Statement of Auditing Standards 61.

•	The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, and has discussed with the independent auditors their independence.

•	Based upon the foregoing, the Audit Committee recommended to the Board of Managers that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2003.

•	The Audit Committee retained Ernst & Young LLP as our independent auditors for fiscal 2004.

EXECUTIVE OFFICERS

The current executive officers of the Company are:

Name	Age	Position with the Company
Richard E. Stoddard	53	President, Chairman of the Board and Chief Executive Officer
James F. Verhey	56	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	48	Executive Vice President - Administration, General Counsel and Corporate Secretary
Paul E. Shampay	42	Vice President – Finance

Richard E. Stoddard’s biographical information is set forth above under “Board of Managers.”

James F. Verhey joined Kaiser and was appointed Vice President—Finance and Chief Financial Officer in August 1993, appointed Senior Vice President-Finance in January 1996, and appointed Executive Vice President of Kaiser in January 1998. In addition to his duties with Kaiser, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. Mr. Verhey is a certified public accountant and spent several years with PricewaterhouseCoopers LLP in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for Kaiser. In addition to working for Kaiser, Mr. Verhey is the President of UCC Vineyard Group, which is headquartered in Napa, California, and which owns and manages wine grape vineyards.

Terry L. Cook joined Kaiser and was appointed General Counsel and Corporate Secretary in August 1993, became a Senior Vice President in January 1996, and was appointed Executive Vice President—Administration in January 2000. Mr. Cook was appointed General Counsel and Corporation Secretary of Mine Reclamation Corporation in February 1995. Prior to joining Kaiser, Mr. Cook was a partner in the Denver office of the national law firm McKenna & Cuneo (now called McKenna Long & Aldridge) specializing in business, corporate, and securities matters. Prior to his joining McKenna & Cuneo in July 1988, Mr. Cook was an attorney in private practice as a partner in a Denver, Colorado, law firm.

Paul E. Shampay was appointed Vice President, Finance in January 2000. Mr. Shampay joined Kaiser in 1995, as Corporate Controller. Prior to joining Kaiser, Mr. Shampay spent 11 years in various senior financial positions at Rancon Financial Corporation, a syndicator of SEC registered limited partnerships and regional commercial and residential real estate developer. Mr. Shampay is a certified public accountant, certified management accountant, and is certified in financial management.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Act of 1934, as amended, requires our managers and executive officers, and persons who own more than 10% of our Class A Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Kaiser LLC.

To our knowledge, based solely on a review of copies of reports provided by such individuals to us and written representations of certain individuals that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to our managers, officers, and greater that 10% beneficial owners were timely filed.

CODE OF BUSINESS CONDUCT AND ETHICS

In 2003 the Company adopted an employee policy called the “Code of Business Conduct and Ethics.” This policy states the Company’s policies on, among other things, complying with laws, fair dealing, confidentiality and insider trading. The Code of Business Conduct and Ethics applies to all employees including the Company’s executive officers. This policy also creates an enforcement procedure in which employees are able to submit reports or inquiries to the Audit Company, on a strictly confidential basis, for the committee’s independent investigation. The Company’s Code of Business Conduct and Ethics is available on the Company’s website www.kaiserventures.com. A copy may also be obtained free of charge by writing to the Company.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation information for our Chief Executive Officer and our three most highly compensated executive officers. (There are only four executive officers of the Company.) Over the past two years we have reduced our staffing needs due primarily to the sale of substantial assets and consummation of the merger that created the present structure.

SUMMARY COMPENSATION TABLE(1)

								Long Term Compensation
	Annual Compensation							Awards		Payouts
Name and Principal Position	Year	Salary		Bonus(2)		Other Annual Compen- sation(3)		Restricted Unit Awards(4)	Securities Underlying Options	LTIP Payouts(5)		All Other Compen- sation(6)
Richard E. Stoddard Chairman of the Board, President and CEO	2003 2002 2001	$ $ $	286,000 374,929 361,740	$ $ $	50,000 0 100,000	$ $ $	0 0 0	0 400 Class C 0	0 0 0	$ $	— 246,039 365,079	$ $ $	694,354 75,973 111,404	(7)
James F. Verhey Exec. Vice President - Finance & CFO	2003 2002 2001	$ $ $	131,125 127,305 118,669	$ $ $	0 0 0	$ $ $	0 0 0	0 160 Class C 0	0 0 0	$ $	— 98,643 146,032	$ $ $	183,220 193,531 33,538	(7) (7)
Terry L. Cook Exec. Vice President, General Counsel and Secretary	2003 2002 2001	$ $ $	215,150 208,889 201,541	$ $ $	50,000 0 100,000	$ $ $	0 0 0	0 240 Class C 0	0 0	$ $	— 147,965 219,048	$ $ $	211,725 47,649 59,928	(7)
Paul E. Shampay Vice President – Finance	2003 2002 2001	$ $ $	110,150 97,480 94,052	$ $ $	0 0 0	$ $ $	0 0 0	0 80 Class C 0	0 0 0	$ $	— 49,322 73,016	$ $ $	8,637 12,544 21,211

(1)	Effective January 1, 2002, the officers of the Company became employees of Business Staffing, Inc., a subsidiary of the Company. Pursuant to an agreement between the Company and Business Staffing, Inc., all employees are leased by Business Staffing, Inc. to Kaiser.

(2)	The 2001 annual performance bonus, if any, was paid in January 2002. All other performance bonuses are listed in the year paid.

(3)	Does not include the dollar value of perquisites and other personal benefits. The aggregate amount of perquisites and other personal benefits received by each executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer. The named executive officers are provided with certain life, health and other non-cash benefits generally available to all salaried employees.

(4)	Class C and/or Class D Units were issued to the executive officers in January 2002, as a part of a performance based long term incentive compensation program. These units had no value at the time of issuance.

(5)	In September 2000, the Company adopted a long-term transaction incentive plan dependent in large part on the net proceeds from the sale of the Company’s assets. However, this particular program was terminated as to future unearned payments effective January 1, 2002, and Class C and Class D Units in the Company were issued, as applicable, in lieu thereof. No payments have been made under the Class C and D Units and this table reflects payments earned and made in the calendar year pursuant to the long-term transaction incentive plan.

(6)	The named executive officers are provided with certain life, health and other non-cash benefits generally available to all salaried employees and not included under applicable SEC rules. Effective January 1, 2002, Business Staffing, Inc. became the sponsor of Kaiser’s 401(k) Savings Plan, Money Purchase Plan and Supplemental Executive Retirement Plan (collectively “Plans”). The amounts contributed by Business Staffing, Inc. to these plans is reimbursed by the Company. Accordingly, the contributions are reflected in the Summary Compensation Table. During 2003, the Company made contributions of $98,972 to the Plan on account of Mr. Stoddard, $28,016 for the account of Mr. Verhey, $44,123 for the account of Mr. Cook, and $8,637 for the account of Mr. Shampay. During, 2002, the Company made contributions of $75,973 to the Plans on account of Mr. Stoddard, $38,531 for the account of Mr. Verhey, $47,649 for the account of Mr. Cook, $12,544 for the account of Mr. Shampay. During, 2001, the Company made contributions to the Plans of $111,404 on the account of Mr. Stoddard, $33,538 for the account of Mr. Verhey, $59,928 for the account of Mr. Cook, and $21,211 for the account of Mr. Shampay.

(7)	The “All Other Compensation” includes payment of the following retention bonuses: Richard E. Stoddard - $595,382; James F. Verhey - $155,204 (2002 and 2003); and Terry L. Cook - $167,602, as well as the contributions made to the Plans on the executive’s behalf as described in Note 6 above.

OPTION GRANTS IN 2003

There were no option grants made to a named executive officer in 2003.

AGGREGATED OPTION EXERCISES IN 2003 AND OPTION VALUES AT DECEMBER 31, 2003

No options were exercised during the fiscal year ended December 31, 2003, by the executive officers named in the Summary Compensation Table. The following table summarizes the value of their unexercised options as of December 31, 2003:

NAME	UNITS ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF UNEXERCISED OPTIONS AT 12/31/03 EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS 12/31/03 EXERCISABLE/ UNEXERCISABLE(1)
Richard E. Stoddard	0	$0	62,350/0	$8,000/$0
James F. Verhey	0	$0	45,000/0	$0/$0
Terry L. Cook	0	$0	45,000/0	$0/$0
Paul E. Shampay	0	$0	0/0	N/A

(1)	Value determined from an assumed value of $1.50 per Class A Unit, which is based on an independent appraisal conducted by Duff & Phelps, an independent financial advisor, as of November 30, 2001. The Class A Units are not publicly traded.

LONG-TERM INCENTIVE COMPENSATION PLANS

Kaiser Inc. provided an incentive to its executive officers through a long-term transaction incentive plan, referred to as the TIP. The TIP was designed to compensate Kaiser Inc.’s executive officers for maximizing proceeds from asset sales and resulting distributions to Kaiser Inc.’s stockholders. The TIP was terminated shortly after the merger. In place of the TIP, Kaiser LLC issued Class C and Class D Units in Kaiser LLC (collectively referred to as the “Incentive Units”) to the five previous participants in the TIP (the “Participating Officers”). The terms of the Incentive Units mirror the previous cash flow incentives provided to the Participating Officers under the TIP.

Under both the TIP and the terms of the Incentive Units, the Participating Officers receive cash distributions based on the cash available for distribution to our members from the proceeds realized in the sale of our remaining major assets (net of expenses and taxes) and on our operating expenses.

The terms of the Incentive Units set “threshold” and “target” sale prices for our remaining assets. The Participating Officers, as a group, receive 5% of the aggregate net proceeds from an asset sale in excess of the threshold. If the net proceeds exceeds the higher target sale value, the Participating Officers, as a group, receive 10% of the aggregate net proceeds from such sale in excess of the target. The Incentive Units do not contain a maximum cap as to the amount distributable to such units.

Based on the predetermined thresholds and targets, Kaiser made the following payments to the named executive officers under the TIP from sale of the Mill Site Property, the sale of Kaiser’s Fontana Union stock to Cucamonga, and the tax benefits generated by the conversion to a limited liability company:

NAME	TOTAL PAYMENTS MADE UNDER TIP[1]
Richard E. Stoddard	$633,256
James F. Verhey	$253,303
Terry L. Cook	$379,954
Paul E. Shampay	$126,652

[1]	There will be no more payments under the TIP

The Class C Units are held by Participating Officers still employed by Kaiser LLC, and, upon a Participating Officer’s departure, all Class C Units are automatically converted into Class D Units. One former officer of Kaiser LLC holds 72 Class C Units and 48 Class D Units. In the event a Participating Officer is terminated for “cause,” Kaiser LLC may repurchase, for a nominal value, all of that officer’s Incentive Units. Any payment to the Participating Officers will be split with a full share to each Class C Unit and a smaller share for each Class D Unit which will depend on the length of the period since its issuance. The following table sets forth the number of Incentive Units held by the Participating Officers that are also named executive officers.

PARTICIPATING OFFICER	CLASS C UNITS
Rick Stoddard	400
Terry Cook	240
James Verhey	160
Paul Shampay	80

The Incentive Units do not have the right to vote on any matter, except as required by law. Neither the Incentive Units nor any rights to distributions with respect to such units may be transferred by any Participating Officer. The Incentive Units do not have a termination date.

Each Incentive Unit will be allocated an amount of the profits of the Company equal to the amount of any distribution with respect to such Incentive Unit, with the character (capital gain, ordinary income, etc.) of the profits to reflect the portion of each type of income recognized by the Company with respect to that asset(s) after January 1, 2002, as determined by the Board in good faith. Therefore, the total amount that Participating Officers will receive pursuant to the terms of the Incentive Units can only be determined upon sale of all of our assets and satisfaction of our general obligations and liabilities. The following table sets forth the total amount that would be earned by the Participating Officers, assuming that (i) each Participating Officer continues to work for Kaiser throughout the period; and (ii) the proceeds generated from the sale of each major asset and the related cash available for distribution to members equals the specified target for such asset:

	PERIOD UNTIL PAYOUT		ESTIMATED AGGREGATE FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
NAME			THRESHOLD ($)		TARGET ($)	MAXIMUM ($)
Richard E. Stoddard (1)	N/A	(2)	0	(3)	$442,000	N/A	(4)
James F. Verhey (1)	N/A	(2)	0	(3)	$176,800	N/A	(4)
Terry L. Cook (1)	N/A	(2)	0	(3)	$265,200	N/A	(4)
Paul E. Shampay (1)	N/A	(2)	0	(3)	$88,400	N/A	(4)

(1)	The actual participation percentage of each Participating Officer in any distributions to the Incentive Units will depend on whether the Participating Officer holds Class C or Class D Units. Adjustment of the individual percentages will not change the size of the total distributions.

(2)	The right to distributions primarily depends upon the sale of Kaiser LLC’s major assets for aggregate net proceeds in excess of the previously established threshold levels.

(3)	Participating Officers are only entitled to receive distributions on their Incentive Units if and when Kaiser LLC sells a remaining major asset for aggregate net proceeds in excess of the previously established sale price threshold for such asset, or, in the event of the sale of the Company, in excess of the previously set sale price (net of expenses and taxes) for the overall Company. If net proceeds generated from the sale exceeds the applicable thresholds, then the Participating Officers, as a group, would receive as a distribution on their Incentive Units cash equal to 5% of any amount over the applicable threshold up to the applicable target.

(4)	There is no maximum cap as to distribution to the holders of Incentive Units. In the event proceeds in excess of the target are generated, the Participating Officers, as a group, would receive distributions equal to 10% of the aggregate net proceeds realized in excess of the target.

EMPLOYMENT AGREEMENTS

As part of our cash maximization strategy and in connection with the merger, effective, January 1, 2002, Business Staffing, Inc., our subsidiary, became the employer of all of Kaiser’s employees and the contracting employer with respect to the several employment agreements discussed below. Business Staffing leases employees to Kaiser LLC and Kaiser LLC reimburses Business Staffing for all employee and related expenses.

Mr. Stoddard is employed pursuant to an employment agreement dated as of January 1, 2003, which reflects a reduced time commitment by Mr. Stoddard to Kaiser and a base salary reduction of $100,000 from Mr. Stoddard’s previous employment agreement with Kaiser. Mr. Stoddard’s employment agreement has a three-year term and continues thereafter on a month-to-month basis until we have disposed of all of our material assets. Voluntary termination of employment by Mr. Stoddard results in the forfeiture of all severance benefits to Mr. Stoddard.

Mr. Verhey is employed pursuant to an employment agreement dated as of January 1, 2002, which reduced his time commitment to the Company. As a part of his new employment arrangement, in January 2002 Mr. Verhey received a transition payment of $155,000 representing the acceleration of his final severance payment. If Mr. Verhey voluntarily terminates his employment, his employment agreement entitles him to continue to receive employee benefits for six months following his termination at levels and at amounts consistent with the benefits offered to him at the time of his termination. Under Mr. Verhey’s employment agreement, 90 days’ advance notice of any employment termination is required by the terminating party.

Effective January 1, 2002, Mr. Cook, and Mr. Shampay each entered into an employment agreement with Business Staffing. Subject to the payment of severance compensation, Kaiser may terminate these executive officers at anytime. Voluntary termination of employment results in the forfeiture of all severance benefits for Mr. Cook and Mr. Shampay.

Although Kaiser’s Board formally terminated our historical annual bonus program, Business Staffing reserves the right, in it’s Board’s sole and absolute discretion, to grant bonuses to executives officers.

Under the terms of prior employment agreements, each executive officer was to receive severance in an amount equal to one year’s base salary and average bonus, with Mr. Stoddard to receive two year’s annual base salary and average bonus. Beginning in 2000, the severance obligation was split equally between a retention fee and a final severance payment, with the total compensation remaining the same. As of June 30, 2003, Mr. Stoddard, Mr. Cook and Mr. Verhey were paid a retention fee of $595,387, $164,267 and $155,000, respectively, since each remained an employee. Mr. Shampay’s employment agreement does not provide for a retention fee.

If an officer is terminated without cause, including, among other reasons, constructive termination, such officer is entitled to receive cash severance pay as follows:

•	Mr. Stoddard would receive severance in an amount equal to: (i) one year of his base-salary in effect as of December 31, 2003; (ii) a pro rata portion of his bonus for the current year, if any; (iii) one year of his average annual bonus, determined as described below; and (iv) the base salary for the balance of the initial three-year term of his employment agreement, if any.

•	Mr. Cook would receive severance in an amount equal to: (i) six months then-current base salary; (ii) a pro rata portion of his bonus for the current year, if any; and (iii) one half of his average annual bonus, determined as described below.

•	Mr. Shampay would receive severance in an amount equal to: (i) one-year’s then current base salary; (ii) a pro rata portion of his bonus for the current year, if any; and (iii) one-year’s average bonus, determined as described below.

•	Mr. Verhey would receive severance in an amount equal to a pro rata portion of his bonus for the current year, if any. Due to the accelerated payment of Mr. Verhey’s final severance payment and the receipt of his retention bonus, once Mr. Verhey’s pro rata share of his bonus, if any, has been paid, he is entitled to no further cash severance compensation.

The average annual bonus for any officer, would equal the product of (X) the average percentage of base salary of the bonuses granted to such officer over the five years immediately preceding and including 2000 (or such lesser period for which he has participated in the annual bonus program) and (Y) the officer’s then current base salary.

Severance is payable in one lump sum or, at the executive’s option, over a period of time. In addition, Business Staffing will continue to pay benefits, such as health and dental insurance, for one year except that Mr. Stoddard shall receive a continuation of such benefits for two years. In the event an executive officer voluntarily terminates his employment, Business Staffing will not be obligated to pay him any severance or other additional compensation, other than the compensation due and owing up to the date of termination.

None of the employment agreements contain “change of control” provisions.

In the event any payments to an executive officer would be subject to the excise tax for Internal Revenue Code determined excess “parachute” payments, he has the election to receive either the full amount of the payments or such lesser amount as would result in the greatest after tax payment to him.

Each executive officer can be terminated for “cause.” “Cause” is defined as:

a. Willful breach by an officer of any provision of his employment agreement, provided, however, if the breach is not a material breach, Business Staffing is required to give written notice of such breach and the officer shall have thirty (30) days in which to cure such breach. No written notice or cure period shall be required in the event of a willful and material breach of his agreement;

b. Gross negligence or dishonesty in the performance of the officer’s duties or possibilities under his employment agreement;

c. Engaging in conduct or activities or holding any position that materially conflicts with the interest of, or materially interferes with the officer’s duties and responsibilities to Business Staffing, Kaiser LLC or their respective affiliates; or

d. Engaging in conduct which is materially detrimental to the business of Business Staffing, Kaiser LLC or their respective affiliates.

Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 1, 2004:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$294,580
Terry L. Cook	$221,604
James F. Verhey	$135,059
Paul E. Shampay	$118,450

Over the past two years we have had reduced our staffing needs due primarily to the sale of substantial assets and the consummation of the merger creating the present structure.

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2003, the Human Relations Committee consisted of Messrs. Cole (Chairman), Bitonti, and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for us from time-to-time. During 2003, Mr. Fawcett received $60,000 as a base salary. He was not separately compensated for his service on the Board of Managers. Mr. Fawcett also continues to serve on the Board of Managers of Mine Reclamation, LLC.

MANAGER COMPENSATION

Non-employee managers are paid an annual retainer fee of $15,000 and a meeting fee of $1,000 for each in person meeting and a meeting fee of $750 per telephonic meeting. The chairman of any committee receives an additional annual retainer fee of $2,000 and an additional meeting fee of $500 per committee meeting.

The current Board equity plan provides that each non-management manager shall be granted 2,500 unvested Class A Units as of May 31st of each year, commencing May 31, 2002. Accordingly, a grant of 2,500 restricted Class A Units was made to Messrs. Bitonti, Cole and Wallach effective May 31, 2003. Each annual grant vests on January 31st of the year following the grant, subject to acceleration upon the occurrence of certain events. Accordingly, the restricted 2,500 Class A Units granted to Messrs. Bitonti, Cole and Wallach on May 31, 2003, fully vested on January 31, 2004.

We do not provide retirement benefits for managers.

Item 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of March 23, 2004), the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units. The table includes the 126,598 Class A Units issued but reserved and not yet distributed to the Class 4A unsecured creditors of KSC because those reserved units are not eligible to vote.

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned Excluding Warrants	Warrants Exercisable Within 60-Days of March 23, 2004(1)	Total # of Class A Units Owned (1)	% of Issued and Outstanding Class A Units (2)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	—	656,000	9.5%
First Eagle SOOFN Global Fund. 1345 Avenue of the Americas, 44th Floor New York, New York 10105	365,000	—	365,000	5.3%
Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (3) 9786 Sierra Avenue Fontana, CA 92335	656,987	460,000	1,116,987	15.1%
Pension Benefit Guaranty Corporation(4) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	285,260	692,675	9.6%
Willow Creek Capital Partners(5) Willow Creek Offshore Fund 17 E. Sir Francis Drake Blvd., Suite 100 Lakespur, CA 94939	654,900	—	654,900	9.5%

(1)

This column includes warrants exercisable within 60 days of April 28, 2003, at $6.11 per share in the following amounts: New Kaiser Employees’ Voluntary Benefit Association (VEBA) – 460,000 shares; and Pension Benefit Guaranty Corporation (PBGC) – 285,260. The warrants expire September 30, 2004. The VEBA and PBGC warrants listed in the above table were initially issued with a strike price of $17.00 per share. The initial strike price of these warrants was reduced to $16.11 as a result of a distribution to Kaiser stockholders in 2000. In the merger, the VEBA and PBGC warrants were effectively exchanged for new warrants to purchase an identical number of Class A Units, each with a strike price of $6.11 per unit ($16.11 minus $10 which represents the cash merger consideration).

(2)	The percentage for each member is based on the total number if issued and outstanding Class A Units (excluding the 126,598 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC) and was determined as if all the warrants specified in Note (1) above held by the member, if any, had been exercised by that particular member.

(3)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA acquired warrants in connection with the purchase by Kaiser of its stock owned by VEBA. See “Certain Relationships and Related Transactions.” VEBA’s shares in Kaiser are held in trust by Wells Fargo & Company.

(4)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. PBGC acquired warrants in connection with the purchase by Kaiser of its stock owned by PBGC. See “Certain Relationships and Related Transactions.” Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to the shares owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.

(5)	For purposes of reporting ownership in this table, the units held by Willow Creek Capital Partners and held by Willow Creek Offshore Fund have been combined.

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s (1) managers and manager nominees, (2) named executive officers, and (3) all of its managers and named executive officers as a group, as of March 23, 2004, as well as the number of options exercisable within 60 days of that date.

	Column 1	Column 2	Column 3	Column 4
Name	Class A Units Beneficially Owned, Excluding Options	Class A Units Underlying Options Exercisable Within 60- Days of March 23, 2004	Total # of Class A Units Owned(1)	% of Issued and Outstanding Class A Units (1)
Richard E. Stoddard, CEO, President & Chairman	110,194	62,350	172,544	2.5%
Gerald A. Fawcett, Vice Chairman(2)	98,078	62,000	160,078	2.3%
James F. Verhey, Executive Vice President – Finance & CFO	42,035	45,000	87,035	1.2%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	67,966	45,000	112,966	1.6%
Paul E. Shampay, Vice President - Finance	22,500	0	22,500	*
Ronald E. Bitonti, Manager(3)	15,896	1,500	17,396	*
Todd G. Cole, Manager	22,688	0	22,688	*
Marshall F. Wallach, Manager	25,750	1,500	27,250	*
All officers and directors as a group (8 persons) (1)	405,107	217,350	622,457	8.7%

*	Less than one percent.

(1)	The percentage for each individual is based on the total number if issued and outstanding Class A Units (including the 126,598 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC) and was determined as if all the options listed in Column 2 had been exercised by that particular individual. All options are vested.

(2)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.

(3)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

VEBA and PBGC beneficially own warrants to purchase 460,000 and 285,260 Class A Units, respectively. Both VEBA and PBGC have asserted that the merger violated the terms of their warrants. We have had several discussions with VEBA concerning the claim and we believe the claim is without merit. No legal action has been pursued by either VEBA or PBGC with regard to this matter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

Ernst & Young served as the Company’s independent accountants for fiscal year 2003.

The Audit Committee has appointed Ernst & Young as the Corporation’s auditor for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Ernst & Young for services in fiscal 2003 and 2002 were as follows:

	2003	2002
Audit Fees	$89,000	$79,000
Audit-Related Fees	$—	$—
Tax Fees	$46,000	$110,000
All Other Fees	$—	$—

The above Audit Fees are for the respective year’s audit, quarterly reviews and SEC filings, regardless of when the fees were billed or paid. Tax Fees include tax compliance (tax return preparation) and tax advice services. The above Audit-Related Fees, Tax Fees and All Other Fees shown are based upon billings dates, and may relate to the preceding fiscal year. The Audit Committee considered the compatibility of non-audit services by Ernst & Young with the maintenance of that firm’s independence. It should be noted that in 2001 Kaiser Ventures Inc. was merged into Kaiser Ventures LLC which necessitated the preparation of both a final corporate income tax return and an initial partnership tax return for 2001. The services for the preparation of these income tax returns were incurred during 2002.

The Audit Committee generally approves all engagements of the independent auditor in advance including approval of the related fees. The Audit Committee approves an annual budget (and may from time to time approve amendments), which specifies projects and the approved levels of fees for each. To the extent that items are not covered in the annual budget or fees exceed the budget, management must have them approved by the Audit Committee or, if necessary between Committee meetings, by the Audit Committee chairman on behalf of the Committee. Services in fiscal 2002 were engaged prior to the development of the current Committee approval requirements.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements and financial statement schedules are filed as a part of this report:

All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

None.

(c) Exhibits.

The following exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Stock Purchase Agreement between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 2.1 of the Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

2.5	Stock Purchase Agreement between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 2.2 of the Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

2.6	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.7	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

3.3	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.4	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Form 10-K Report for the year ended December 31, 2001.

4.1.	Stock Purchase Warrant between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 4.1 of Kaiser Ventures Inc. Form 8-K dated November 22, 1999.

4.2	Stock Purchase Warrant between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 4.2 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2003, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 10-K for the year ended December 31, 2002.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2002, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q Report for the quarter ended June 30, 2002.

10.6*	Employment Agreement between Business Staffing, Inc. and Paul E. Shampay dated as of January 1, 2002, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 10-Q Report for the quarter ended June 30, 2002.

10.7*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2002, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s 10-Q Report for the quarter ended June 30, 2002.

10.8*	Separation Agreement between Business Staffing, Inc. and Anthony Silva dated as of February 28, 2002, incorporated by reference from Exhibit 10.9.1 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.9	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.9.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.9.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.10	Settlement Agreement between Kaiser Resources Inc. and California Regional Water Quality Control Board, Santa Ana Region, dated October 21, 1993, incorporated by reference from Exhibit 10.11.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1993.

10.11	Assignment from Kaiser Steel Resources, Inc. to KSC Recovery, Inc., dated December 29, 1989, incorporated by reference from Exhibit 10.20 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1989.

10.12*	Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.13*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

10.14*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.14.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

10.15*	Long Term Transaction Incentive Plan adopted by the Company effective September 19, 2000, incorporated by the reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 2000.

10.16*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.17	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.18	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.19	Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended September 30, 1997.

10.19.1	Guaranty Agreement of Budway Enterprises, Inc. and V.M. McLeod dated September 30, 1997, incorporated by reference from Exhibit 10.3.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended September 30, 1997.

10.19.2	Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.20	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.20.1	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.21.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.22	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.23	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.24	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.25	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.25.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.26	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.27	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.28	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.29	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.30	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.32	Registration Rights Agreement among Kaiser Venture Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.33	Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 13, 2000, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.1	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 20, 2000, incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.2	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 27, 2000, incorporated by reference from Exhibit 10.1.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.3	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated August 15, 2000, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.33.4	Purchase Agreement and Escrow Instructions between Kaiser Steel Land Development, Inc. and The California Speedway Corporation dated August 10, 2000, incorporated by reference from Exhibit 10.1.6 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 2000.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

21	Active subsidiaries of Kaiser Ventures LLC are: Kaiser Services, Inc.; Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Independent Auditors.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-15(e), filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-15(e), filed with this Report.

32.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Section 1350, filed with this Report.

32.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

99.1	Audit Committee Charter of Kaiser Ventures LLC adopted March 18, 2003 incorporated by reference from Exhibit 99.3 of Kaiser Ventures LLC’s Report on Form 10-K for the year ended December 31, 2002.

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

Date: March 23, 2004	KAISER VENTURES LLC

	By:	/s/ RICHARD E. STODDARD

	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

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

Signature	Title	Date
1. Principal Executive Officer

/s/ RICHARD E. STODDARD Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 23, 2004

2. Principal Financial and Accounting Officer

/s/ JAMES F. VERHEY James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2004

Signature	Title	Date
4. Managers

/s/ RONALD E. BITONTI Ronald E. Bitonti	Manager	March 23, 2004

/s/ TODD G. COLE Todd G. Cole	Manager	March 23, 2004

/s/ GERALD A. FAWCETT Gerald A. Fawcett	Vice Chairman	March 23, 2004

/s/ MARSHALL F. WALLACH Marshall F. Wallach	Manager	March 23, 2004

REPORT OF INDEPENDENT AUDITORS

Board of Managers

Kaiser Ventures LLC and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and changes in members’ equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California

February 12, 2004

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$3,562,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 and $34,000, respectively	455,000	763,000
Short-term investments	10,108,000	—
Notes receivable	644,000	337,000
Restricted cash held for conversion distribution	1,340,000	—

	16,109,000	11,447,000

Eagle Mountain Landfill Investment	28,963,000	27,826,000

Investment in West Valley MRF	4,171,000	4,140,000

Land	2,503,000	2,503,000

Long-term investments	—	3,752,000

Other Assets
Notes receivable	349,000	1,012,000
Unamortized environmental insurance premium	3,786,000	3,800,000
Buildings and equipment (net)	717,000	944,000

	4,852,000	5,756,000

Total Assets	$56,598,000	$55,424,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2003	2002
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$118,000	$73,000
Income taxes payable	20,000	14,000
Conversion distribution payable	1,340,000	—
Deferred gain on sale of real estate	375,000	—
Accrued liabilities	688,000	906,000
Current portion of MRC accrual for casualty loss	300,000	—

	2,841,000	993,000

Long-term Liabilities
Deferred gain on sale of real estate	—	482,000
Accrued liabilities	250,000	254,000
Accrual for MRC casualty loss	4,195,000	—
Environmental remediation	3,938,000	3,956,000

	8,383,000	4,692,000

Total Liabilities	11,224,000	5,685,000

Minority Interest	5,038,000	5,586,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,919,299 and 6,911,799, respectively	40,501,000	44,153,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952 respectively	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(165,000)	—

Total Members’ Equity	40,336,000	44,153,000

Total Liabilities and Members’ Equity	$56,598,000	$55,424,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2003	2002	2001
Resource Revenues
Ongoing Operations
Gain on sale of FUWC stock	$—	$—	$65,171,000
Water resource	—	—	295,000
Gain on sale of California mines	—	—	1,756,000
Income from equity method investment in the West Valley MRF	2,281,000	1,502,000	978,000
Realized deferred gain on Mill Site land sales	107,000	107,000	107,000

Total ongoing operations	2,388,000	1,609,000	68,307,000

Interim Activities, net loss	(114,000)	(215,000)	(256,000)

Total resource revenues	2,274,000	1,394,000	68,051,000

Resource Operating Costs
Operating costs	—	—	42,000
MRC casualty loss	4,500,000	—	—

Total resource operating costs	4,500,000	—	42,000

Income (Loss) from Resources	(2,226,000)	1,394,000	68,009,000
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding employee retention, stock-based compensation and stock option repricing expenses	1,749,000	2,515,000	5,145,000
Employee retention expense	1,031,000	—	—
Stock-based compensation expense	11,000	11,000	1,288,000
Stock option repricing expense	—	—	428,000

	2,791,000	2,526,000	6,861,000

Income (Loss) from Operations	(5,017,000)	(1,132,000)	61,148,000
Net interest and investment income	627,000	497,000	2,532,000

Income (Loss) before Minority Interest and Income Tax Provision	(4,390,000)	(635,000)	63,680,000
Minority Interest in Loss	789,000	—	—

Income (Loss) before Income Tax Provision	(3,601,000)	(635,000)	63,680,000
Income tax provision
Currently payable	16,000	18,000	1,795,000
Deferred tax expense	—	—	12,861,000
Income tax expense (benefit) attributed to activities prior to conversion to LLC	46,000	(585,000)	—

Net Income (Loss)	$(3,663,000)	$(68,000)	$49,024,000

Basic Income (loss) Per Unit/Share	$(0.53)	$(0.01)	$7.45

Diluted Income (loss) Per Unit/Share	$(0.53)	$(0.01)	$7.38

Basic Weighted Average Number of Units/Shares Outstanding	6,916,000	6,908,000	6,584,000
Diluted Weighted Average Number of Units/Shares Outstanding	6,916,000	6,908,000	6,646,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2003	2002	2001
Cash Flows from Operating Activities
Net (loss) income	$(3,663,000)	$(68,000)	$49,024,000
Income from equity method investment in West Valley MRF	(2,281,000)	(1,502,000)	(978,000)
Income tax (expense) benefit attributed to activities prior to the conversion to LLC	46,000	(585,000)	—
Deferred tax (benefit) expense	—	—	12,861,000
MRC casualty loss, net of minority interest	3,711,000	—	—
Depreciation and amortization	241,000	273,000	275,000
Unrealized gain on investments	(87,000)	—	—
Class A Units / Stock-based compensation expense	11,000	11,000	1,288,000
Stock option repricing expense	—	—	428,000
Gain on sale of FUWC stock	—	—	(65,171,000)
Mill Site land sale deferred gain realized	(107,000)	(107,000)	(107,000)
Gain on sale of Ca Mines	—	—	(1,756,000)
Changes in assets:
Receivable and other	308,000	(590,000)	2,273,000
Purchase of investments - trading	(7,045,000)	—	—
Income tax receivable	—	2,489,000	(1,904,000)
Changes in liabilities:
Accounts payable and accrued liabilities	(232,000)	(1,678,000)	(1,757,000)
Income taxes payable	(40,000)	14,000	—
Long-term accrued liabilities	(4,000)	(80,000)	(337,000)

Net cash flows used in operating activities	(9,142,000)	(1,823,000)	(5,861,000)

Cash Flows from Investing Activities
Minority interest	241,000	306,000	—
Proceeds from the sale of FUWC stock	—	—	81,783,000
Purchase of investments	(7,369,000)	(9,660,000)	—
Maturities of investments	7,980,000	5,908,000	—
Proceeds from the sale of Ca Mines	—	—	726,000
Collection of notes receivable	356,000	336,000	281,000
Capitalized landfill expenditures	(1,083,000)	(2,317,000)	(1,429,000)
Other capital expenditures	—	—	(25,000)
Environmental remediation expenditures	(18,000)	(44,000)	(126,000)
Environmental insurance	—	—	(3,800,000)
Distribution from West Valley MRF.	2,250,000	1,250,000	750,000

Net cash flows from (used in) investing activities	2,359,000	(4,221,000)	78,160,000

Cash Flows from Financing Activities
Issuance of Class A units/common stock	—	2,000	3,278,000
Receipt of conversion distribution from transfer agent, net	1,340,000	—	—
Increase in restricted cash for conversion distribution, net	(1,340,000)	—	—
Distribution to Shareholders	—	—	(69,285,000)

Net cash flows from (used in) financing activities	—	2,000	(66,007,000)

Net Changes in Cash and Cash Equivalents	(6,785,000)	(6,042,000)	6,292,000
Cash and Cash Equivalents at Beginning of Year	10,347,000	16,389,000	10,097,000

Cash and Cash Equivalents at End of Year	$3,562,000	$10,347,000	$16,389,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2003, 2002 and 2001

	Member Units / Common Stock
	Class A Units / Shares	Amount	Capital In Excess of Par Value	Retained Earnings	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2000	6,522,700	$195,000	$51,676,000	$7,603,000	$—	$—	$59,474,000
Issuance of shares of common stock	378,599	12,000	4,555,000	—	—	—	4,567,000
Repricing of stock options	—	—	428,000	—	—	—	428,000
Conversion to LLC		(207,000)	(56,659,000)	(7,603,000)	64,469,000	—	—
Dividend	—	—	—	—	(69,285,000)	—	(69,285,000)
Net income	—	—	—	—	49,024,000	—	49,024,000

Balance at December 31, 2001	6,901,299	—	—	—	44,208,000	—	44,208,000
Issuance of Class A Units	10,500	—	—	—	13,000	—	13,000
Net loss	—	—	—	—	(68,000)	—	(68,000)

Balance at December 31, 2002	6,911,799	—	—	—	44,153,000	—	44,153,000
Net loss	—	—	—	—	(3,663,000)	—	(3,663,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	—	—	—	(165,000)	(165,000)

Comprehensive loss							(3,828,000)
Issuance of Class A Units	7,500	—	—	—	11,000	—	11,000

Balance at December 31, 2003	6,919,299	$—	$—	$—	$40,501,000	$(165,000)	$40,336,000

At December 31, 2003, 2002 and 2001, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2003 and 2002, Kaiser Ventures LLC had 952 and 48, Class C and D Units outstanding, respectively. There were no Class C and D units outstanding at December 31, 2001.

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

At December 31, 2003, the Company’s principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, receivables and short-term investments of approximately $15.2 million.

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

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities include housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. Total interim revenues for 2003, 2002, and 2001, were $1.1 million, $1.0 million, $1.0 million, respectively. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite the Townsite operations are being closed down and its facilities are being mothballed.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority-owned investments, except as specified below. Intercompany accounts and transactions have been eliminated.

Fontana Union Water Company. Prior to the sale in March 2001, the Company owned 53.71% of Fontana Union Water Company (“Fontana Union” or “FUWC”), a mutual water company, which entitled the Company to its proportionate share of Fontana Union water. The Company effectively transferred its control in Fontana Union to Cucamonga County Water District (“Cucamonga”) pursuant to a 102-year lease of its Fontana Union shares (“Cucamonga Lease”) which the Company entered into in March 1989, and which was amended in 1989, 1992 and 1993. Therefore, Kaiser received no direct benefit from nor had any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser’s investment in Fontana Union was recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. On March 6, 2001, the Company closed on the sale of its Fontana Union investment to Cucamonga. (See Note 4).

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances with two financial institutions that have Standard & Poor’s ratings of AA- or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

Investments

The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has an Investment Policy which provides for the investment of excess cash balances primarily in mutual funds, commercial paper, certificates of deposit, debt instruments, and government debt securities. The Company considers instruments with maturities of 365 days or more from the balance sheet date to be long-term investments. The classification of investment securities is reviewed by the Company at each reporting period.

During 2003, the Company invested in bond mutual funds which were originally classified as “trading” when purchased and were accounted for as such through June 30, 2003. As a “trading” security, the investment was marked to market with any unrealized gain or loss reflected in the statement of operations. However, as of June 30, 2003, the bond funds were reclassified to “available-for-sale”. Additionally as a result of certain investment transactions during the first six-months of 2003, the Company reclassified all of its investments previously classified as “held-to-maturity” to “available-for-sale” as of June 30, 2003. As an “available-for-sale” security realized gains or losses, and interest income or dividends are reflected in the statement of operations while unrealized gains and losses are included in comprehensive income (loss) which is a component of members’ equity.

At December 31, 2002 all investments were classified as held-to-maturity and were recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid.

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

Landfill Permitting and Development

Through its 82.48% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process. These costs are expensed when management determines that the capitalized costs provide no future benefit. Additionally, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 6), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved. Further, the perception of the public and private financial markets of the value of solid waste sites and the waste management industry can fluctuate significantly over time. Accordingly, there can be no assurance that the Company will successfully sell the Eagle Mountain assets on favorable terms or at all.

Buildings and Equipment

Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

Revenue Recognition

Revenues are recognized when the Company has completed the earnings process and an exchange transaction has taken place.

Income Taxes

The Company recognized deferred tax liabilities and assets for the expected future tax consequences of temporary timing differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates through November 30, 2001. Subsequent to the conversion into a limited liability company, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the members for inclusion in their respective income tax returns. The only income taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary.

Earnings Per Share/Unit

The Company follows SFAS No. 128, Earnings per Share in calculating basic and diluted earnings per unit/share. Basic earnings per unit/share excludes the dilutive effects of options, warrants and convertible securities, while diluted earnings per unit/share includes the dilutive effects of claims on the earnings of the Company.

LLC Unit/Stock Options

At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

	2003	2002	2001
Net Earnings (loss)
As reported	$(3,663,000)	$(68,000)	$49,024,000
Pro forma	$(3,663,000)	$(68,000)	$49,024,000
Earnings (loss) per unit/share (Basic)
As reported	$(0.53)	$(0.01)	$7.45
Pro forma	$(0.53)	$(0.01)	$7.45
Earnings (loss) per unit/share (Diluted)
As reported	$(0.53)	$(0.01)	$7.38
Pro forma	$(0.53)	$(0.01)	$7.38

The Company employed the Black-Scholes option-pricing model in order to calculate the above adjustment in net income (loss) and earnings (loss) per unit/share. The effect on net earnings for 2003, 2002, and 2001 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model for options granted during 1999, the last year stock options were granted by the Company.

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For interests in special-purpose entities, it applies in the first year or interim period ending after December 15, 2003, and for all other types of variable interest entities, it applies for periods ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation, as amended, the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements.

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31 consisted of the following:

	2003	2002
Management and Training Corporation	$5,000	$455,000
Insurance policy receivable	281,000	104,000
Interest receivable	22,000	73,000
KSC Recovery	26,000	11,000
Other	155,000	154,000

	489,000	797,000
Allowance for doubtful accounts	(34,000)	(34,000)

Total	$455,000	$763,000

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

Most of the financing for the construction of the West Valley MRF of approximately $22,000,000, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec each are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC. West Valley MRF, LLC also has established a $2.0 million equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

The Company also remains responsible for any pre-existing environmental conditions on the land, which is covered by insurance.

The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

The condensed summarized financial information of West Valley MRF, LLC as of November 30, is as follows:

	2003	2002
Balance Sheet Information
Current Assets	$6,801,000	$6,743,000
Property and Equipment (net)	16,987,000	18,413,000
Other Assets	383,000	449,000

Total Assets	$24,171,000	$25,605,000

Current Liabilities	$4,628,000	$4,278,000
Other Liabilities	391,000	737,000
CPCFA Bonds Payable (long-term portion)	12,570,000	14,070,000
Members’ Equity	6,582,000	6,520,000

Total Liabilities and Members’ Equity	$24,171,000	$25,605,000

Income Statement Information
Net Revenues	$12,749,000	$11,216,000
Gross Profit	$5,641,000	$4,226,000
Net Income	$4,561,000	$3,005,000

The Company has recognized equity income from the West Valley MRF of $2,281,000, $1,502,000, and $978,000 in 2003, 2002 and 2001, respectively. The Company has received distributions of $2,250,000, $1,250,000, and $750,000 during 2003, 2002, and 2001, respectively, from its investment in the West Valley MRF.

Note 6. MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2003, is 82.48%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes the Company’s royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently scheduled to occur on June 30, 2004, but the initial closing date has been extended numerous times. However, payment of the purchase price will be delayed as described in more detail below. The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District and obtaining all necessary consents to the transaction.

Upon closing, $39 million of the total purchase price is to be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001, and will be paid out to MRC on a quarterly basis, once the initial closing of the sale occurs and once there is a successful outcome of the federal litigation at the Federal District Court level. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and was originally to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. However, in 2003 and early 2004, the District received the necessary permits for the expansion of its Puente Hills landfill and thus, the full purchase price will be placed into escrow when the initial closing has occurred, and will be released upon resolution of the pending federal land exchange litigation. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies. At this time the Company cannot estimate when or if the sale may be completed.

The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence and other matters. Due diligence, joint use negotiations and other items are expected to continue during 2004. In addition, the parties will individually determine whether each chooses to continue to extend the closing date for the transaction.

There are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District purchased. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the recently threatened litigation over the Endangered Species Act, all as discussed in “Note 21. –LEGAL PROCEEDINGS”. No assurance can be made that the Company will successfully and timely resolve these matters so as to avoid a material adverse effect on the Company’s current plan to sell the landfill to the District. In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

As discussed below, MRC will need additional funding to complete the landfill project, including funds to repair the flood damage sustained by the Eagle Mountain rail line. There is no assurance that MRC can obtain additional funds through debt or equity financing on acceptable terms.

If the Company is unable to manage any of these risks or uncertainties, the Company may not be able to sell the landfill at a favorable price, if at all, and the value of the Company’s Class A Units could be materially reduced.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of the Company’s report on Form 10-Q for the quarter ended September 30, 2003, the Company conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, the Company currently estimates the cost to repair the damage to be a minimum of $4,500,000. The Company’s current plans are to undertake, as soon as reasonably possible, the work necessary to preserve and protect the existing railroad. However, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date.

Note 7. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2002, the Company had investments in U. S. government debt securities, commercial paper, and debt instruments which were all classified as “held to maturity”. At December 31, 2003, the Company had investments in bond mutual funds and U.S. corporate commercial paper which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

In April 2003, the Company sold certain of its “held to maturity” investments prior to their stated maturity date. The Company had determined that its investments were too concentrated in one industry, and thus sold certain investments in order to minimize that risk. As a result of these transactions, the remaining “held to maturity” investments with an amortized cost of $4,773,000 were reclassified as “available-for-sale” investments. The unrealized gain of $52,000 associated with investments classified as “available-for-sale” was recorded as an increase to the investment with a corresponding increase to comprehensive income, which is a component of members’ equity. In addition, realized gains or losses, and interest income or dividends are reflected in the statement of operations.

The Company’s investments in bond mutual funds were originally classified as “trading” when purchased and were accounted for as such through June 30, 2003. As a “trading” security, the investment was marked to market with any unrealized gain or loss reflected in the statement of operations. However, as of June 30, 2003, the bond funds were reclassified to “available-for-sale”.

During 2003 the Company sold investments, classified as “held to maturity”, with a basis of $1,025,000 for $1,017,000, resulting in a loss of $8,000. Also during 2003 the Company sold investments, classified as “available-for-sale”, with a basis of $2,942,000 for $3,010,000, resulting in a realized gain of $68,000. The Company had no investment sales during 2002 or 2001. The basis for all investments sold was determined using “specific identification”.

The following is a summary of investment securities, all with maturities on or prior to December 31, 2004, which are classified as “available-for-sale” as of December 31, 2003:

AVAILABLE-FOR-SALE SECURITIES	FAIR VALUE
Bond funds	$9,332,000
U.S. corporate commercial paper	776,000

$10,108,000

As of December 31, 2003, the Company’s “available for sale” securities had an unrealized net loss of $165,000 that is included in “other comprehensive income”, a component of Member’s Equity. This unrealized net loss includes unrealized gains of $11,000 on four individual bonds, and unrealized losses of $176,000 on two bond funds. The unrealized losses on the two bond funds arose during July 2003. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary. The value of these bond funds recovered a significant portion of the unrealized loss amount in January 2004.

The following is a summary of the amortized cost of the investment securities as of December 31, 2002:

HELD-TO-MATURITY SECURITIES	MATURITIES FROM ONE TO FIVE YEARS
U.S. corporate commercial paper	$787,000
U.S. corporate debt securities	2,464,000
U.S. government debt securities	501,000

$3,752,000

Note 8. CONVERSION DISTRIBUTION

At December 31, 2003, the Company holds $1,340,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable. During the first seven months of 2003, the transfer agent returned to the Company, $1,470,000 of its December 2001 merger consideration. During the fourth quarter of 2003, the Company returned to the transfer agent $130,000 of these funds for distribution to shareholders.

Note 9. NOTES RECEIVABLE

As of December 31, 2003, the Company has two notes receivable from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) and one note receivable from Levand Steel.

The outstanding balances of the Budway notes at December 31, 2003 total $375,000, all of which has been included in current assets. The notes bear interest at 10% per annum with quarterly payments of $26,700 plus interest, with the remaining balance due October 2004. The Company previously agreed to subordinate its notes receivable to a construction/permanent loan in order to facilitate the construction of a building on the property.

The outstanding balance of the Levand Steel note at December 31, 2003 is $618,000, of which $269,000 has been included in current assets and the balance of $349,000, is classified as a long-term asset. The note bears interest at 8% per annum with monthly payments of $25,700 including interest, with the remaining balance due February 2006.

Note 10. ENVIRONMENTAL INSURANCE

One of the goals in the cash maximization strategy approved by the Company’s Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such a goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a loss, the policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that are brought against the

Company. The policy is specifically intended to provide additional coverage for the Company’s known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million. The Company amortizes this insurance policy on a “claims paid” basis, and therefore expensed $14,000 of the policy premium during 2003.

This policy covers virtually any and all environmental liabilities and claims (up to the $50 million policy limit) relating to the historical operations and assets of the Company and reflected on the balance sheet under the caption Environmental Remediation. At December 31, 2003, the recorded environmental remediation liability was approximately $3.9 million. Due to the nature of the insurance policy, generally accepted accounting principles require that the cost of the policy be capitalized as an Other Asset separately from the related liability and amortized as the related liabilities are resolved.

Note 11. BUILDINGS AND EQUIPMENT (Net)

Buildings and equipment (net) as of December 31 consisted of the following:

	2003	2002
Buildings and structures	$2,085,000	$2,085,000
Machinery and equipment	1,877,000	1,954,000

	3,962,000	4,039,000
Accumulated depreciation	(3,245,000)	(3,095,000)

Total	$717,000	$944,000

Note 12. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31 consisted of the following:

	2003	2002
Compensation, severance and related employee costs	$197,000	$222,000
Accrued professional	415,000	515,000
Other	76,000	169,000

Total	$688,000	$906,000

Note 13. ENVIRONMENTAL REMEDIATION RESERVE

With the sale of approximately 588 acres of the Company’s Mill Site Property to CCG in August 2000, substantially all of the environmental liabilities associated with that property were eliminated; thus, as a result of the sale and the remediation work undertaken prior to the sale, the Company was able to reduce its environmental remediation reserves by $21,252,000.

As of December 31, 2003, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not linked to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $3.9 million. For example, the Company remains contingently liable for any impacts the elevated total dissolved solid groundwater plume may have on previously existing water wells owned by third parties.

See Notes 10, 20 and 22, “Environmental Insurance”, “Commitments and Contingencies” and “Subsequent Events” for further information.

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

Equity Transactions

During 2001 the Company recorded transactions directly to equity other than changes resulting from net income or equity transactions with members/shareholders. These transactions were from the repricing of unit/stock options and amounted to $428,000. No repricings were completed in 2002 or 2003.

Class A Units/Common Stock Outstanding

At December 31, 2003 and 2002, Kaiser LLC had 6,919,299 and 6,911,799 Class A Units outstanding, respectively.

At December 31, 2003, there are 1,043,000 Class A Units available for issuance relating to outstanding options and warrants.

As of December 31, 2000, 136,919 shares of the outstanding common stock of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into an LLC in November 2001, these 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. During 2003, 11,321 of these 136,919 Class A units were tendered by the bankruptcy estate to a bankruptcy claimant as partial settlement of their claim. Therefore, as of December 31, 2003 there are 125,598 Class A units being held by the bankruptcy estate.

Class B Units

Prior to the merger, Kaiser LLC issued 751,956 Class B Units to current and former MRC executives. These MRC executives had previously been granted the right to receive certain contingent incentive payments in order to incentivize each of them to assist Kaiser and MRC in closing the sale of the landfill project as well as meeting all conditions necessary for the release of funds from escrow. These Class B Units, issued to the MRC executives, replaced those incentive payments rights.

These Class B Units are entitled to receive approximately 2% of any cash actually received by MRC, up to approximately $752,000 or $1.00 per unit, if MRC receives the currently agreed upon price of $41 million. The Class B Units are not entitled to any distributions or profits, have no voting rights except as required by law and are not transferable.

At December 31, 2003 and 2002, Kaiser LLC had 751,956 Class B Units outstanding.

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

At December 31, 2003 and 2002, Kaiser LLC had 952 and 48, Class C and D Units outstanding, respectively.

Warrants

In November 1999, Kaiser Inc. purchased 2,730,950 and 1,693,551 shares of its common stock from the New Kaiser Voluntary Employees’ Benefit Association (the “VEBA”) and from the Pension Benefit Guaranty Corporation (the “PBGC”), respectively, who were then the Company’s two largest stockholders. As consideration for these shares Kaiser Inc.: paid $13.00 per share in cash; issued stock purchase warrants that have an exercise price of $17 per share and a term of five years to the VEBA (460,000 shares) and the PBGC (285,000 shares), which provided the VEBA and the PBGC with additional consideration approximating $0.60 per share; and gave the VEBA and the PBGC certain limited participation rights in the future success of the Company. The Company initially recorded this transaction at a net value of $13 per share because the warrant value conveyed to the sellers of approximately $0.60 per share is offset by a corresponding equity credit for the warrant’s issuance value. Subsequently, in 2000, as a result of the two sales of the Company’s remaining Mill Site Property, the Company made contingent payments equaling approximately $1.11 per share. At December 31, 2003, these warrants are outstanding.

Unit/Stock Option and Unit/Stock Grant Programs

In October 1990, the Company’s stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the “1989 Stock Plan”). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. The Company incurred no compensation expense during 2003, 2002 and 2001 related to these options.

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

In June 1995, the Company’s stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. However, there are no outstanding options under this plan, as of December 31, 2003 and 2002.

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

In December 2000, the Company declared and paid a cash distribution of $2.00 per share from the proceeds of the two Mill Site Property sales in 2000. As a result of this cash distribution, the Company reduced the exercise price on all outstanding options by the $2.00 in order to mirror the $2.00 dividend per share. This repricing required the Company to change to variable plan accounting for its outstanding options, which resulted in the Company incurring an expense of $428,000 for 2001.

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

In 2003 and 2002, the Company did not incur any unit based compensation expense related to the exercise of nonqualified unit options. In 2001 the Company incurred unit/stock based compensation expense of $1,288,000 related to the exercise of nonqualified unit/stock options that were subject to variable accounting.

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2003, 2002, and 2001 and activities during the years ended on those dates is presented below:

	2003			2002			2001
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price
Outstanding at beginning of year		298,100	$3.11		301,100	$3.08		712,650	$10.51
Granted		—	—		—	—		—	—
Exercised		—	—		(3,000)	0.55		(411,550)	8.62
Forfeited		—	—		—	—		—	—

Outstanding at end of year		298,100	$3.11		298,100	$3.11		301,100	$3.08

Options exercisable at year end		298,100	$3.11		298,100	$3.11		301,100	$3.08

Weighted-average fair value of options granted during the year	$	N/A		$	N/A		$	N/A

The following table summarizes information about variable unit options outstanding as of December 31, 2003:

		Options Exercisable and Outstanding
Range of Exercise Prices	Weighted- Average Remaining Life (years)	Options	Weighted- Average Exercise Price
$0.55 to 1.625	5.0	161,600	$1.36
$4.85 to $5.58	5.0	136,500	$5.18

Note 15. EARNINGS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per unit/share:

	2003	2002	2001
Numerator:
Net (loss) income	$(3,663,000)	$(68,000)	$49,024,000
Numerator for basic earnings (loss) per unit/share
Income (loss) available to common stockholders	$(3,663,000)	$(68,000)	$49,024,000
Numerator for diluted earnings (loss) per unit/share
Income (loss) available to common stockholders	$(3,663,000)	$(68,000)	$49,024,000
Denominator:
Denominator for basic earnings per unit/share -weighted-average shares	6,916,000	6,908,000	6,584,000
Effect of dilutive options	—	—	62,000

Denominator for diluted earnings per unit/share -adjusted weighted-average shares and assumed conversions	6,916,000	6,908,000	6,646,000

Basic earnings (loss) per unit/share	$(0.53)	$(0.01)	$7.45

Diluted earnings (loss) per unit/share	$(0.53)	$(0.01)	$7.38

For additional disclosures regarding the outstanding employee unit/stock options see Note 14.

The following discussion and table discloses the number of vested and outstanding options during 2003, 2002, and 2001 that were not included in the computation of diluted earnings per unit/share. The Company incurred a net loss during 2003 and 2002, and therefore all options are considered antidilutive for that year. For 2001, the following table lists options of which the exercise price was greater than the average market price of the common shares during for the respective year and, therefore, are antidilutive.

2001
Number of antidilutive options	194,000
Range of option prices for the antidilutive options	$1.63 –5.58

Note 16. SALES OF ASSETS

During 2001 the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of Fontana Union Water Company, a mutual water company, to Cucamonga for $87.5 million. Also during 2001 the Company sold its California Mine properties for $2.0 million.

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION

No interest was paid in 2003 or 2002. The Company paid interest during 2001 of $39,000.

No interest expense was incurred in 2003 or 2002. Total interest expense incurred in 2001 was $25,000.

Income taxes paid in 2003, 2002, and 2001 were $56,000, $5,000, and $3,477,000, respectively. During 2003, the Company was audited by the State of California for years prior to its conversion to a limited liability company, as a result of that audit the Company paid the State of California $46,000.

In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $726,000 cash at closing and $1.3 million on a note receivable secured by the real estate.

During 2001, the Company had 54,333 stock options exercised on a net basis. These transactions resulted in the Company receiving back 36,704 shares during 2001 of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

The Company has not capitalized interest or property taxes during 2003, 2002, and 2001.

Note 18. INCOME TAXES

Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a small gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc. These taxes amounted to $16,000 for 2003 and $18,000 for 2002. Also, during 2003 the Company recorded an additional $46,000 income tax expense as a result of the finalization of a State of California income tax audit for 1999. Additionally, during 2002, the Company recorded an income tax benefit of $585,000. This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001 and related solely to activity prior to its conversion to a limited liability company.

The income tax provision for the year ended December 31, 2001 are composed of the following:

2001
Current tax expense:
Federal	$300,000
State	1,495,000

1,795,000

Deferred tax expense (credit):
Federal	13,144,000
State	(283,000)

12,861,000

$14,656,000

As a result of the conversion into a limited liability company, the remaining deferred tax assets and liabilities at December 31, 2001, were eliminated through the provision.

The net change in the valuation allowance during 2001 was a reduction of $238,000. The decrease in the valuation allowance for 2001 was due to the utilization of net operating loss carry forwards that occurred during 2001 as a result of the sale of the Fontana Union stock, in March 2001.

A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

2001
Federal statutory rate	35.0%
Increase resulting from state tax, net of federal benefit	1.9%
Federal Alternative Minimum Tax	.5%
Change in tax status	(14.4%)
23.0%

Note 19. SIGNIFICANT CUSTOMERS

Significant Customers

Management and Training Corporation (“MTC”) operated a minimum security prison facility on a portion of the Eagle Mountain Site through December 31, 2003.

The Company received substantial portions of its revenue from the following customers:

Year Ended December 31	Cucamonga Lease	MTC Lease
2003	$—	$873,000
2002	$—	$847,000
2001	$295,000	$815,000

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

Total expense relative to these plans for the years ended December 31, 2003, 2002, and 2001, was $176,000, $192,000, and $262,000, respectively.

Letters of Credit

At December 31, 2003, the Company had guaranteed a letter of credit outstanding on its behalf to third parties totaling $120,000. This letter of credit was issued for reclamation activities performed at an idled coal property, on behalf of and at the expense of the KSC bankruptcy estate.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. During the second quarter of 2003, MRC commenced and then completed in the third quarter of 2003 a $2,100,000 private placement of its Class B Units to its existing members. Kaiser will fund at least $1,820,000 of the private placement. The funding is payable in installments with the last installment due in July 2004. Kaiser made its first equity contribution of $910,000 under the private placement in August 2003, bringing its ownership interest in MRC to 82.48%. A second equity contribution of approximately $435,000 was made in March 2004. A third and final equity contribution of approximately $435,000 under the current private placement is due in July 2004. Future funding of MRC will be required to cover such items as the federal land exchange litigation and the railroad repairs but there is no assurance that such funding will be obtained.

Note 21. LEGAL PROCEEDINGS

The Company, in the normal course of its business, is involved in various claims and legal proceedings. A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on the Company’s financial statements. Significant legal proceedings, including those which may have a material adverse effect on the Company’s business or financial condition, are summarized below. However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which the Company may be or become a party. Should the

Company be unable to resolve any legal proceeding in the manner the Company anticipates and for a total cost within close proximity to any potential damage liability the Company has estimated, the Company’s business and results of operations may be materially and adversely affected.

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

All scheduled briefing for the case was completed in January 2003. The Company is currently awaiting a decision from the court. Kaiser is vigorously defending the litigation.

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

In reviewing the complaints of the Complaining Group, the BLM, out of an abundance of caution, conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although neither the construction of the landfill project nor the regular use of the railroad has commenced, the BLM requested the Company to develop a maintenance schedule for the railroad that would address, among other things, the particular concerns of culverts and rail line ballast. The Company has submitted a proposed schedule which is under review by the BLM.

Warrant Dispute. New Kaiser Employees’ Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase, respectively, 460,000 and 285,260 Class A Units in the Company (the warrants were initially for common stock of Kaiser Inc. and were converted into Class A Units of Kaiser LLC in the merger). VEBA and PBGC have each claimed that the treatment of its warrant in the conversion violated the terms of the warrant. Prior to the vote on the conversion proposal, it was agreed by Kaiser, VEBA and PBGC that the rights of each VEBA and PBGC, under its warrant, would not be changed or waived by (i) any consent to or approval of the conversion proposal by either VEBA, PBGC or any director representing either of them, or (ii) any decision by either the VEBA or the PBGC to delay any potential legal challenge until after the adoption and completion of the conversion proposal. VEBA and PBGC voted their respective shares in Kaiser Inc. in 2001 in favor of the conversion proposal. VEBA and PBGC each occasionally continue to assert that the conversion proposal violated the terms of its warrant. The Company has had discussions with VEBA representatives concerning the claim and the Company believes the claim does not have any merit. Neither the VEBA nor the PBGC have taken legal action to pursue the claim.

Product Liability Litigation. In March 2002, the Company received a complaint captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02). The plaintiffs in this suit allege that KSC, or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana. It was further alleged that this portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline and causing damage to the plaintiffs’ respective interests in land and that there were business interruption damages to certain of the plaintiffs. No amount of damages has been pled. Based upon the complaint, it appears that plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or manufactured the pipe in the ruptured section of the pipeline. There were no material developments in this case in 2003. A National Transportation & Safety accident report identified another company as the maker of the ruptured pipe. Based upon information currently known, it is anticipated that the Company will ultimately be dismissed from the lawsuit. See “Note 22. Subsequent Events” for further information.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 14 active suits. Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, the Company is beginning to see the focus of the claims shifting from ships and shipyards to other facilities such as the former Kaiser Steel Mill Site Property. Plaintiffs attorneys are increasingly requesting mill site and Eagle Mountain related documents in an effort to build a “war chest” of documents for future litigation.

Most of these lawsuits are third party premises claims alleging injury resulting from exposure to asbestos or asbestos containing products and involve multiple defendants. The Company anticipates that it, often along with KSC Recovery, will be named as a defendant in additional asbestos lawsuits. A number of large manufacturers and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past several years, increasing the likelihood that additional suits will be filed against the Company. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against us and KSC Recovery are non-specific, but involve allegations relating to pre-bankruptcy activities. It is difficult to determine the amount of damages that the Company could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. The Company vigorously defends all asbestos claims as is appropriate for a particular case.

Of the claims resolved to date, approximately 76% have been resolved without payment to the plaintiffs, and of the 40 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 32 of such cases. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

City of Ontario Claim. In 2001, the California Regional Water Quality Control Board (“RWQCB”) communicated with us that the City of Ontario had asserted that the Company was responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from the Company’s former mill site property. By way of background, in the fall of 1993, RWQCB approved a settlement agreement resolving the Company’s groundwater remediation obligation. The settlement agreement provided that the Company would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. The Company has satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. See “Note 22. Subsequent Events” for further information.

Slemmer Litigation. Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856). The defendants in the lawsuit are Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water and individuals serving on the Board of Directors of Fontana Union Water Company. In summary, plaintiffs allege that they are the owners of 175 shares of the stock of Fontana Union Water Company, a mutual water company, and that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law. Among other things, plaintiffs have requested $25,000,000 in damages and the trebling of such damages under California law. In October 2003, the court ruled that the lawsuit could proceed as a class action lawsuit. With this ruling, discovery will proceed in the case. The Company believes that the allegations against the Company are without merit and the Company will vigorously defend this suit.

Port of Oakland. The Port of Oakland continues to assert a potential claim arising out of alleged contamination of soil from underground storage tanks. The Port of Oakland alleged that KSC used these tanks at property owned by the Port of Oakland and leased by Kaiser Steel Corporation pursuant to a lease agreement that terminated in 1986. Based upon the communication received, the Port of Oakland claims damages of approximately $150,000 plus unknown potential remediation costs. The Company believes, based upon the information it has been provided to date, that the allegations are without merit and that any potential claim would be barred under the statute of limitations.

Port of Los Angeles. On March 21, 2003, KSC received a Third Party Complaint captioned Santa Monica Baykeeper, et al (Plaintiffs) v. Kaiser International Corporation, et al (Defendants) / American Bulk Loading Enterprises, Inc. et al (Third-Party Plaintiffs) v. AMICOR, et al (Third Party Defendants) United States District Court Central District of California; Case Number CV-97-7761 DDP (RCx). The underlying litigation involves a citizens enforcement action commenced against the Port of Los Angeles, Kaiser International Company, and others by the Santa Monica Baykeepers for alleged contamination to the San Pedro Inner Harbor in the Port of Los Angeles arising from the operation of a bulk loading facility. The Third Party Plaintiffs subsequently commenced litigation against KSC and thirty-nine other Third Party Defendants seeking recovery for any amount paid by the Third Party Defendants under theories of equitable indemnity, negligence and contribution. While the Company understands the case is still open, the litigation is not actively being actively pursued against KSC.

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck”) against Lloyd’s, London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that the Company believes is ultimately responsible for the payment of any amount that is determined to be owed in litigation. During the second quarter of 2003, the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. As of the date of this Report on Form 10-K, IMACC has been reimbursing the London Carriers for the reasonable attorneys’ fees and costs of this litigation. The Company understands that Truck has decided to appeal the trial court’s decision to dismiss the case.

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

Note 22. SUBSEQUENT EVENTS

Settlement of City of Ontario. In February 2004, the Company executed a final settlement agreement with the City of Ontario with regard to allegations of impacts to municipal wells owned by the City of Ontario. The full settlement price was paid by insurance and will be reflected in the Company’s financial statements in the first quarter of 2004.

Dismissal of Products Liability Litigation. On March 2, 2004, the Company was dismissed without prejudice from the case Explorer Pipeline Company, et al with Kaiser Steel Corporation, et al (District Court of Tarrant County Texas, Case No. 96-191 821-02).

Tex Tin Claim. In February 2004 the Company received correspondence identifying the Company as a potentially responsible party for remediation and related costs at a property in Texas known as the Tex Tin site. It appears that the basis for such identification is that the Company is considered the reorganized successor to KSC. However, the factual basis and the monetary extent of the alleged liability are currently unknown. No legal action has been commenced against the Company. The Company has informed those giving the notice that the Company believes such liability, if any, was discharged in the bankruptcy of KSC. The Company believes that there is coverage under the Company’s existing insurance for this claim.

Note 23. QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Resource revenues	$835,000	$343,000	$509,000	$587,000
Income (loss) from operations	$409,000	$(1,236,000)	$(1,541,000)	$(2,649,000)
Income (loss) before minority interest and income tax provision	$522,000	$(1,016,000)	$(1,427,000)	$(2,469,000)
Income (loss) before income tax provision	$522,000	$(1,016,000)	$(1,164,000)	$(1,943,000)
Net (loss) income	$518,000	$(1,020,000)	$(1,212,000)	$(1,949,000)
Earnings (loss) per unit
Basic	$0.08	$(0.15)	$(0.18)	$(0.28)
Diluted	$0.08	$(0.15)	$(0.18)	$(0.28)

See Note 6—Mine Reclamation, LLC regarding loss in fourth quarter related to flood damage to railroad

2002
Resource revenues	$279,000	$317,000	$406,000	$392,000
Income (loss) from operations	$(607,000)	$(358,000)	$(264,000)	$97,000
Income (loss) before income tax provision	$(422,000)	$(266,000)	$(149,000)	$202,000
Net (loss) income	$(424,000)	$(267,000)	$432,000	$191,000
Earnings (loss) per unit
Basic	$(0.06)	$(0.04)	$0.06	$0.03
Diluted	$(0.06)	$(0.04)	$0.06	$0.03

KAISER VENTURES LLC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Adjustments from Reserves	Balance at End of Period
Year Ended December 31, 2003
Allowance for losses in collection of current accounts receivable	$34,000	$—	$—	$34,000

Year Ended December 31, 2002
Allowance for losses in collection of current accounts receivable	$34,000	$—	$—	$34,000

Year Ended December 31, 2001
Allowance for losses in collection of current accounts receivable	$83,000	$—	$49,000	$34,000