Form 10-K/A
period 2001-12-31
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.  ☐

The aggregate market value of the registrant’s Class A Units, held by non-affiliates of the registrant was approximately $9,726,342 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2002, which was assumed to be the same value as of March 22, 2002. The Class A Units are not publicly traded. (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

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

Documents Incorporated By Reference: None, except for certain exhibits as identified in the Exhibit List to the Form 10-K/A Report.

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-K/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed by the Company on April 1, 2002 (the “Original 10-K”) to reflect the changes described below.

Effective July 1, 2001, the Company changed its method of accounting for premium costs and claims under a twelve-year insurance policy purchased June 30, 2001, to amortize the premium costs over the term of the underlying prospective insurance policy and record insurance recoveries on known claims liabilities when recoveries are estimable and claims liabilities are accepted by the insurance carrier. Previously, the Company had capitalized the cost of the policy as prepaid insurance in other assets and reduced the prepaid insurance as claims were paid and insurance recoveries were collected.

The restatement for the year ended December 31, 2001, results in a net decrease in resource operating costs of $1,340,000, which reflects an increase in resource operating costs of $160,000 for amortization of the insurance policy premium and a decrease in resource operating costs of $1,500,000 for the recording of estimated insurance recoveries. This restatement results in an increase in net income of $1,340,000 and basic and diluted earnings per unit of $0.20 for the year ended December 31, 2001.

See Note 3 to the Consolidated Financial Statements, “Accounting Change and Restatement of Consolidated Financial Statements,” for more detail. Conforming changes reflecting the foregoing are made in Part II – Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS and Item 8 Financial Statements and Supplementary Data (and footnotes thereto).

In addition, the Company made non-substantive edits to the Original 10-K.

Except for the foregoing, no other information included in the Original 10-K is amended in this Form 10-K/A. All information in this Annual Report on Form 10-K/A is as of December 31, 2001 or April 1, 2002, the date of the filing of the Original 10-K, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-K.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

i

KAISER VENTURES LLC AND SUBSIDIARIES

ii

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-K/A Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report or 8-K Report of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K/A Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 1. BUSINESS

Business Strategy

General. Kaiser is the reorganized successor to Kaiser Steel Corporation, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since the Kaiser Steel bankruptcy, we have been developing certain assets remaining after the bankruptcy. Currently, our principal assets include:

•	An approximate 80% ownership interest in Mine Reclamation, LLC, (which we refer to as MRC), which has permitted a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million;

KAISER VENTURES LLC AND SUBSIDIARIES

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF or WVMRF; and

•	Approximately 5,450 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District.

•	Cash and cash equivalents, and receivables of approximately $20.2 million as of December 31, 2001.

Strategy Leading to Conversion of Kaiser Inc. to a Limited Liability Company. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to stockholders. Under this strategy, Kaiser was seeking:

•	To complete the sale of the landfill project at the Eagle Mountain Site and to resolve the related outstanding federal land exchange litigation. The sale of the landfill is subject to the satisfaction of numerous conditions. As a result, we cannot be sure that this sale will close. Although the contractual expiration date is currently in the second quarter of 2002, the date has already been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will have to decide whether to extend the period one or more additional times or waive certain of the conditions to closing. There is no assurance or requirement that the parties will continue to extend the closing date, and, if it is extended, for how long. Even if the sale is completed, we do not expect to receive any cash from the sale until the litigation related to the land exchange is resolved favorably. If that litigation is not favorably resolved, MRC may attempt to cure any defects in the land exchange so that the sale to the District could still be completed. However, if the litigation is not favorably resolved and MRC cannot otherwise cure the defects in a timely fashion, then the District’s purchase of the landfill project would be unwound and MRC would seek another alternative for the sale of the landfill project or abandon it. Although a definite time period for curing any defects has not yet been negotiated with the District, it could take a substantial period of time. For additional information, see “BUSINESS - Eagle Mountain Landfill Project and Pending Sale.”

•	To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

•	To continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe it is appropriate to maximize the value for this asset through a sale or other alternative transaction;

•	To sell miscellaneous assets such as surplus property and mineral interests in Southern California; and

•	To further reduce our general and administrative expenses by continuing to reduce our staff as well as sell our remaining assets.

Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

•	MRC entered into an agreement to sell the landfill project at the Eagle Mountain Site in August 2000. For additional information, see “BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Pending Sale of the Landfill Project.”

•	We sold approximately 588 acres of the former Kaiser Steel mill site property (which we refer to as the Mill Site Property) in mid-August 2000 for $16 million in cash plus the assumption of certain environmental liabilities. For additional information, see “BUSINESS - Historical Operations and Completed Transactions – Sale of Mill Site Property.”

KAISER VENTURES LLC AND SUBSIDIARIES

•	We sold approximately 37 additional acres of the Mill Site Property in October 2000 for $3.8 million in cash. For additional information, see “BUSINESS - Historical Operations and Completed Transactions – Sale of Rancho Cucamonga Parcel.”

•	We sold our interest in Fontana Union in March 2001 for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease. For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Water Resources - Fontana Union Stock Sale.”

•	We purchased a twelve-year insurance policy effective June 30, 2001, expected to cover substantially all environmental claims related to the historical operations of Kaiser for an aggregate cost of approximately $5.8 million, of which KSC Recovery, Inc., Kaiser Steel’s bankruptcy estate (referred to as “KSC”), paid $2 million and we paid the balance of approximately $3.8 million.

Conversion to a Limited Liability Company. As a result of the actions outlined above Kaiser Inc. had cash and cash equivalents of approximately $80 million as of September 30, 2002. Kaiser Inc.’s Board sought the best means of delivering significant cash to its investors on a tax advantageous basis, to avoid the double taxation generally imposed on future corporate distributions to investors and to sell its remaining assets without further investor approval. After studying and considering various alternatives, Kaiser Inc.’s Board determined that these goals could be best achieved by converting Kaiser Inc. into a limited liability company that would be taxed as a partnership. More specifically, by converting to a limited liability company on or before December 31, 2001, Kaiser ultimately saved approximately $16 million in taxes in 2001 (which was in excess of the original estimated tax savings of between $10.5 -$12.0 million to be achieved upon the conversion to a limited liability company) by capturing, among other things, the significant tax losses associated with MRC. These tax savings meant that Kaiser Inc. was able to increase the cash distributed to its stockholders by almost $2.00 per share. In addition, a conversion would allow most of Kaiser Inc.’s stockholders to be able to offset their tax basis in each share of Kaiser Inc.’s common stock against the merger consideration, with only the difference taxed at capital gains rates. The conversion was accomplished through the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC as the surviving company of the merger. However, as a result of the requirements imposed by the Internal Revenue Code, for the unit holders to enjoy the tax advantages offered by a pass-through entity such as a limited liability company, the Class A Units received in the merger cannot be traded on any securities market and contain significant transfer restrictions.

After the Securities and Exchange Commission reviewed Kaiser Inc.’s and Kaiser LLC’s proposed joint proxy and registration statement, Kaiser Inc. mailed to its stockholders of record as of October 8, 2001, a notice of annual meeting, a joint proxy and registration statement for its annual meeting to be held on November 28, 2001, and the Company’s annual report for 2000. At the annual meeting, Kaiser Inc.’s stockholders overwhelmingly approved the merger and the subsequent conversion of Kaiser Inc. into a limited liability company. The merger was effective as of 11:59 p.m. on November 30, 2001, which was the last day of trading of Kaiser Inc. common stock.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Acquisition of Our Interest in MRC. We initially acquired our interest in MRC in 1995, as a result of the withdrawal of MRC’s previous majority owner, which was a subsidiary of Browning Ferris Industries. Before and in connection with its subsidiary’s withdrawal, Browning Ferris invested approximately $45 million in MRC. In 2000, Kaiser assigned all of the economic benefits of the MRC lease and granted an option to buy the landfill property to MRC in exchange for increasing its ownership interest in MRC. The MRC lease will terminate upon the sale of the landfill project to the District, assuming the sale is completed. We presently own approximately 80% of MRC’s Class B Units and 100% of its Class A Units.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. In November 2000, the Ninth Circuit Court of Appeals announced a decision in an unrelated case that may have a material adverse impact on Kaiser’s federal land exchange litigation and the pending sale to the District. In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange. The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in Kaiser’s federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser’s land exchange with the BLM is similarly defective. Although we originally anticipated that the federal court would hold a trial or rule on summary judgment motions in May 2001, this original schedule has been substantially delayed for, among other reasons, the Court of Appeals’ ruling in Bisson. Kaiser, MRC and the BLM are evaluating their options with regard to the appraisal used in Kaiser’s completed land exchange. See “Legal Proceedings - Eagle Mountain Landfill Project Land Exchange Litigation.”

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

WEST VALLEY MATERIALS RECOVERY FACILITY AND TRANSFER STATION

Background

West Valley MRF, LLC, referred to as “West Valley MRF” or “WVMRF” was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF. Under the terms of the parties’ business arrangements, Kaiser Recycling and Kaiser remain responsible for any pre-existing environmental conditions and West Valley MRF is responsible for environmental issues that may arise related to any future deposit or release of hazardous substances. Kaiser and Burrtec have each given separate performance guaranty agreements guarantying the prompt performance of their respective subsidiary’s obligations.

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

As part of our strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of optimizing value for our members. The West Valley MRF currently generates sufficient cash flow to fund its cost of operations and does not require additional investment by Kaiser to operate. Furthermore, the West Valley MRF should generate sufficient cash distributions to cover Kaiser LLC’s foreseeable general and administrative costs.

The operating agreement for the West Valley MRF provides the opportunity for either party to buy the other party’s interest in the West Valley MRF at fair market value in the event a party desires to accept an offer to buy its interest in the West Valley MRF, there is an event of default by a party under the agreement that is not cured within a specified time period, or, in some circumstances, there is a proposed transfer or deemed transfer. For example, a change in the control of Kaiser to a company that is in the waste management business could trigger the option to purchase our interest in the West Valley MRF.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Tar Pits Parcel

Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Environmental remediation of the Tar Pits Parcel began in January 2002 and is currently expected to be completed by the end of the third quarter of 2002. CCG Ontario, LLC, referred to as CCG, is responsible for remediating this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property. See “BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters.”

EAGLE MOUNTAIN TOWNSITE

Kaiser owns and operates the Eagle Mountain Townsite through a wholly-owned subsidiary. The Eagle Mountain Townsite covers approximately 1,300 acres, consists of more than 300 houses (of which approximately 100 have been renovated for current occupancy), a water supply and sewage treatment system, an office building, machine shops, school facilities and other structures. As part of the District’s purchase of the landfill project from MRC, the District will acquire or control a substantial portion of this infrastructure, including utility and water distribution facilities, which serves the landfill property as well as the Eagle Mountain Townsite. However, the District will not be acquiring any houses as a part of the

KAISER VENTURES LLC AND SUBSIDIARIES

landfill property. Kaiser currently leases a portion of the Eagle Mountain Townsite to a private company that operates a minimum security prison for the State of California. The lease for the private prison currently expires on June 30, 2002. Due to budget constraints, the State of California may not renew its contract with the operator of the private prison at the Eagle Mountain Site. If this should happen, Kaiser’s lease with the prison operator would not be extended past June 30, 2002.

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

OTHER KAISER ASSETS

Land adjacent to the Eagle Mountain Site

In and around the Eagle Mountain Townsite area, Kaiser has various possessory mining claims aggregating approximately 1,472 acres and holds approximately 7,344 acres in fee simple. This property in addition to the approximate 1,300 acre Eagle Mountain Townsite. Approximately 4,654 acres of this property will be sold as a part of the sale of the landfill project.

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

HISTORICAL OPERATIONS AND COMPLETED TRANSACTIONS

Water Resources

Background. Until the sale of its ownership interest in Fontana Union Water Company, or Fontana Union, Cucamonga County Water District, referred to as “Cucamonga,” in March 2001 for $87.5 million or approximately $10,860 per share of Fontana Union stock, the Company was effectively in the water business. At the time of the sale the Company also received approximately $2.5 million in payments under its water lease with Cucamonga. Thus, the following information concerning Fontana Union and Cucamonga is provided for historical purposes and to assist the reader as to the context of the Fontana Union stock sale.

Fontana Union owns water rights to produce water from four distinct surface and subsurface sources of water near Fontana, California. Locally available water resources such as those owned by Fontana Union continue to be increasingly important and valuable in Southern California. Kaiser’s ownership of Fontana Union entitled us to receive, annually, a proportionate share of Fontana Union’s water, historically totaling approximately 34,000 acre feet per year (an acre foot equals approximately 325,000

KAISER VENTURES LLC AND SUBSIDIARIES

gallons). In addition, when other shareholders of Fontana Union did not take their annual proportionate shares of water, the unclaimed water for each year was divided pro rata among those shareholders that exercised their water rights. At the time we sold our interest in Fontana Union in March 2001, our pro rata interest in unclaimed water raised our effective overall ownership percentage to approximately 57.19%. Over time, we expected this supplemental source of water to be reduced or eliminated as minority shareholders, who do not currently utilize all their water, begin to use, sell, or lease their water interests.

Lease of Interest in Fontana Union to Cucamonga County Water District. In 1989, Kaiser leased all of its shares of Fontana Union stock to Cucamonga, a local water district, under the terms of the 102-year take-or-pay lease, the “Cucamonga Lease.” Under this lease, Cucamonga was entitled to receive all of our proportionate share of water from Fontana Union (including shares acquired after 1989) with lease payments based upon fixed quantities of water at a rate of 68.13% of rate charged by the Metropolitan Water District of Southern California, the “MWD,” for untreated, non-interruptible water as available through Chino Basin Municipal Water District. Thus, on a quarterly basis, Cucamonga paid for its proportionate share of the agreed upon annual quantities regardless of fluctuations in actual water flows and actual receipt and use of water, except in certain limited situations. In addition, Cucamonga bore substantially all risks and costs of producing the water under the Cucamonga Lease. However, if a third party challenged any of Fontana Union’s water rights, Kaiser and Cucamonga were obligated to share the costs of defending such challenge.

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

On July 1, 1995, MWD implemented changed rates and a new rate structure which was the subject of a dispute between Kaiser and Cucamonga. In December 2000, MWD approved another major rate restructuring, which it is now in the process of implementing. Without the Fontana Union stock sale, we anticipated that we would be engaged in an additional dispute with Cucamonga as a result of MWD’s adoption of the most recent major rate restructuring.

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

Fontana Union Stock Sale. Subsequent to the final oral argument in the case, the parties ultimately negotiated a resolution to the Dispute with the sale of the Company’s Fontana Union Stock to Cucamonga for a purchase price of $87.5 million. In addition, Cucamonga agreed to pay $2.5 million in payments under the Cucamonga Lease. Kaiser Inc.’s stockholders approved the Fontana Union stock sale in February 2001, and the Fontana Union stock sale was completed on March 6, 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

Rancho Cucamonga Parcel. In October 2000, the Company completed the sale of approximately 37 acres of the Mill Site Property, known as the Rancho Cucamonga parcel, to The California Speedway Corporation. The gross cash sales price was approximately $3.8 million.

West Valley MRF Property. At the time of the formation of West Valley in 1997, Kaiser Inc. contributed 23 acres of the former Mill Site Property, on which a 62,000 square foot building, sorting equipment and related facilities were constructed during Phase 1 of the West Valley MRF development. Under the terms of our agreements with West Valley, we contributed an additional approximately 7 acres after that land’s environmental remediation in 2000. We are also obligated to contribute the Tar Pits Parcel to West Valley at West Valley’s option, upon the environmental remediation of the Tar Pits Parcel in a manner suitable for use by West Valley. The Tar Pits Parcel is the only acreage that we continue to own at the former Mill Site Property.

Mill Site Environmental Matters

The operation of a steel mill by the Company’s predecessor, KSC, resulted in known contamination of limited portions of the Mill Site Property. In 1988, the Company entered into a consent order with the DTSC, which required the Company to investigate and remediate hazardous materials on the Mill Site Property. This consent order was terminated in connection with the sale of approximately 588 acres of the remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. As discussed above, in this transaction, our consent order with the DTSC was terminated, and CCG entered into a new consent order with the DTSC. As a result, CCG is now responsible for all future investigation and remediation of the Mill Site Property it purchased, as well as various other items covered under the CCG consent order. In addition, CCG assumed and agreed to indemnify the Company against various contractual environmental indemnification and operations and maintenance (“O&M”) obligations the Company has with purchasers of other portions of the Mill Site Property. In connection with this land sale, CCG entered into a fixed price environmental remediation services agreement with IT Corporation (“IT”), an environmental contractor, to remediate the known environmental conditions on the property. IT filed for bankruptcy in January 2002, but to date is continuing to perform its environmental remediation services contract. In addition, CCG is obligated to remediate the Tar Pits Parcel pursuant to a solidification and capping strategy. The remediation of the Tar Pits parcel is also covered by CCG’s agreement with IT. IT is currently completing the solidification of the tar within the Tar Pits parcel and it is currently anticipated that this portion of the remediation of the Tar Pits parcel will be completed by April 30, 2002.

Many of the environmental obligations assumed by CCG are backed, in whole or in part, by various financial assurance mechanisms or products. Examples of the financial assurances or products provided, include, but are not limited to: a performance bond issued to assure IT’s performance under its environmental remediation service agreement with CCG; a real estate environmental liability insurance policy with a policy limit of $50 million; a remediation stop loss policy covering $15 million in cost overruns for known remediation, which known remediation was estimated to be approximately $15 million; and a limited corporate guaranty by CCG’s parent company. All financial assurance mechanisms or products are subject to their terms. In addition, there are certain exceptions to CCG’s assumption of the Company’s prior environmental obligations such as any certain environmentally related litigation outstanding as of the date of the closing of the land sale to CCG.

With regard to groundwater, we previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board, or the RWQCB, concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations contributed. The settlement required us to make a $1.5 million cash payment, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality

KAISER VENTURES LLC AND SUBSIDIARIES

improvement project. In 1999, approximately 20 years ahead of schedule, we contributed the full 25,000 acre feet required under the terms of the settlement agreement with the RWQCB. This contribution of water satisfied all of the Company’s obligations to the RWQCB under the terms of the settlement agreement. CCG did not assume any of the Company’s future obligations, if any, with regard to the specified plume.

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

In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company, including a claim against the Company estimated at $1.5 million, which was made during the third quarter of 2001.See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II, Item 7. of this Form 10-K/A Report and “Part I, Item 3. LEGAL PROCEEDINGS - New Insurance” in this 10-K/A Report.

The Company is involved, from time-to-time, in legal proceedings concerning environmental matters. For example, in 2001, the City of Ontario re-asserted that the plume discussed above negatively impacts one of the City’s former production wells. See “Part I, Item 3. LEGAL PROCEEDINGS.”

Employees

As of March 22, 2002, Kaiser had 10 full-time and 6 part-time employees. It is anticipated the number of full-time employees of the Company will be reduced to 9 and the number of part-time employees will be reduced to 5 as of the end of May 2002. In addition, as of March 22, 2002, MRC, the Company’s subsidiary, had 1 part-time employee.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In and around the Eagle Mountain area the Company has various possessory mining claims of approximately 3,509 acres and holds approximately 5,635 acres in fee simple (which includes the Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See “Part I, Item 1. BUSINESS – Eagle Mountain Landfill Project.”

The Company owns four deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain Site.

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), Kaiser Steel Corporation constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. We own in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed. See “Part I, Item 1. BUSINESS - Municipal Solid Waste - Eagle Mountain Landfill Project.”

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

KAISER VENTURES LLC AND SUBSIDIARIES

Other Real Estate Properties

We own numerous small parcels of land in Huerfano and Archuleta Counties in Colorado. In February 2001, we sold our Silver Lake Mine west of Baker, California, several iron ore deposits, and approximately 190 acres near Afton Canyon, California for approximately $2 million. Historical Operations and Completed Transactions - Mill Site Property.”)

Fontana Union Water Company

Until March 6, 2001 we owned 8,057.03 shares, or approximately 53.71%, of the outstanding stock of Fontana Union, a California mutual water company. On March 6, 2001, we sold our shares in Fontana Union for $87.5 million and, as part of this sale, received approximately $2.5 million in payments under the Cucamonga water lease. See “Part I, Item 1. BUSINESS - Water Resources.”

Item 3. LEGAL PROCEEDINGS

Kaiser, in the normal course of its business, is involved in various claims and legal proceedings. A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on our financial statements. Except for those matters described below, management believes these matters will not have a material adverse effect on Kaiser’s business or financial condition. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized as follows:

Litigation

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits.

In December 1999, the first case was filed challenging the land exchange – Donna Charpied; Laurence Charpied; et al. v. United States Department of the Interior; Bureau of Land Management; et al, (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)). In January 2000, a second case was filed - National Parks and Conservation Association v. Bureau of Land Management, et al. (United States District Court for the Central District of California, Riverside Division, Case No. EDCV-00-0041 VAX (JWJx)). We expect that both cases will be consolidated into one hearing. The plaintiffs have argued that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. The plaintiffs have not sought damages other than the recovery of attorneys’ fees. In November 2000, the Ninth Circuit Court of Appeals announced a decision that may have a material adverse impact on Kaiser’s federal land exchange litigation and the pending sale of the landfill project to the District. In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange. The court concluded that the appraisal should have considered the highest best use of the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in Kaiser’s federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser’s land exchange with the BLM is similarly defective. Although we originally anticipated that the federal court would hold a trial or rule on summary judgment motions in May 2001, this original schedule has been substantially delayed for, among other reasons, the Court of Appeals’ ruling in Bisson. At the current time, we do not know when a trial will be held or a ruling will be made, and Kaiser, MRC and the BLM are evaluating their options with regard to the appraisal used in Kaiser’s completed land exchange.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Product Liability Litigation. On March 22, 2002, Kaiser received a complaint in the mail captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02). In summary, the allegations are that Kaiser Steel Corporation or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana. It is further alleged that such portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline causing damage to the plaintiffs’ respective interests in land and that there were business interruption damages to certain of the plaintiffs. No amount of damages has been pled. Based upon the complaint, it appears that plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or manufactured the pipe in the ruptured section of the pipeline. Since Kaiser just received the complaint, Kaiser has not had the opportunity to discover any of the facts of this case. Kaiser Inc. and Kaiser LLC were also named as defendants in the law suit. If Kaiser should remain in this case, we will vigorously defend the lawsuit.

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

Asbestos Suits. Kaiser, along with KSC Recovery (the Kaiser Steel Corporation bankruptcy estate), are currently named in approximately forty (40) active asbestos lawsuits. Kaiser and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that Kaiser and/or KSC were in some manner associated with one or more shipyards or has successor liability.

In addition, there are several claims involving other facilities such as the Mill Site Property. Most of these lawsuits are third party premises claims that claim injury resulting from exposure to asbestos or

KAISER VENTURES LLC AND SUBSIDIARIES

asbestos containing products and involve multiple defendants. Kaiser anticipates that it, often along with KSC, will be named as a defendant in additional asbestos lawsuits. A number of large manufacturers and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past couple of years, increasing the likelihood that additional suits will be filed against us. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against Kaiser and KSC are non-specific, but involve allegations relating to pre-bankruptcy activities. It is difficult to determine the amount of damages that Kaiser could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. Instead these claims incorporate by reference a blanket pleading that asserts an amount of damages in excess of the court’s jurisdictional requirement (usually $50,000). Additionally, those actions which assert a specific amount of damages do not specify the amount by defendant, and Kaiser is often one of many defendants in these cases, often more than 50 defendants. Many cases have been dismissed without Kaiser paying any amount in settlement, and most other cases have been settled for a payment of less than $10,000. Occasionally, Kaiser has entered into settlements in excess of $100,000. Since the bankruptcy proceedings, approximately 176 claims have been resolved, with only 12 of those claims being resolved for a payment in excess of $100,000. Kaiser has resolved approximately 70% of these claims for less than $10,000. Most claims that settled for more than $100,000 were covered entirely, or in part, by insurance.

To date, several, but not all, of the plaintiffs have agreed that they will not pursue Kaiser, although they have the right to pursue Kaiser’s insurance coverage to the extent there is coverage. Kaiser currently believes that these claims are substantially covered by insurance coverage, and we have tendered these suits to the appropriate insurance carriers. Many, but not all, of the current asbestos claims are being accepted for defense and indemnity purposes by insurance carriers, subject to a reservation of rights. However, two insurance carriers are disputing the amount of insurance coverage with regard to the various types of asbestos claims and the extent of the participation the allocation, if any, of defense costs and damages to Kaiser. Kaiser and KSC are engaged in settlement negotiations with insurance carriers with regard to these coverage disputes and Kaiser had reserved for asbestos claims and related matters as a part of its environmental reserves. Depending upon the nature of the claims and the year of claimed exposure, Kaiser’s percentage of exposure in these cases may range from 0 percent to 100 percent. However, as discussed in the section entitled “New Insurance Policy”, effective June 30, 2001, the Company purchased a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company..

Kaiser also currently believes that it has various defenses to these claims, including, among other defenses, the discharge granted to it in connection with Kaiser Steel’s bankruptcy reorganization. However, this is an evolving area of the law and it is possible that the bankruptcy discharge will not be recognized in many of the asbestos claims. Because the claims involve pre-bankruptcy activities, the Kaiser Steel bankruptcy estate, through KSC, has been incurring defense and settlement costs, which we expect will be reimbursed in large part by insurance. If KSC is unable to fund these expenses, whether from cash reserves or from insurance proceeds, we may be obligated to fund these costs, which was part of the motivation for purchasing the new insurance policy described below. See “New Insurance Policy.”

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

California Regional Water Quality Control Board. In the Summer of 2001, the RWQCB communicated with Kaiser that the City of Ontario is asserting that we are responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from the Mill Site Property. By way of background, in the Fall of 1993, RWQCB approved a settlement agreement resolving Kaiser’s groundwater remediation obligation. The settlement agreement provided that Kaiser would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. Kaiser has satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. Kaiser has the right to commence its own investigation and to present its findings to the RWQCB before the RWQCB makes a decision on the matter. Our preliminary investigation work has been provided to the RWQCB. Kaiser believes this matter is covered under its new insurance policy that addresses, among other items, environmental matters. See “New Insurance Policy.” and the section entitled “THE CONVERSION PROPOSAL - RISK FACTORS - California Regional Water Quality Control Board” of our Registration Statement on Form S-4, filed October 19, 2002.

New Insurance Policy

One of the goals in the cash maximization strategy approved by the Company’s Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad prospective commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the newly-purchased policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for the Company’s potential liabilities arising from pollution conditions or known and/or potential asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which, based upon discussions among the respective members of the Boards of Directors, KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million. The portion of the policy paid by KSC Recovery was expected to cover known and/or potential asbestos claims; while the portion of the policy paid by the Company was expected to cover future potential claims arising from the Company’s historical operations.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 5. MARKET FOR THE COMPANY’S EQUITY AND RELATED OWNER MATTERS

Kaiser Inc.

Kaiser Inc.’s common stock commenced trading on the NASDAQ Stock Marketsm in the fourth quarter of 1990 under the symbol “KSRI.” In June 1993, Kaiser changed its name to Kaiser Resources Inc. and symbol to “KRSC.” The Company changed its name, in June 1995, to Kaiser Ventures Inc., but its trading symbol remained the same. As a result of the merger of Kaiser Inc. with and into Kaiser LLC as of the close of business on November 30, 2001, Kaiser Inc.’s common stock ceased being publicly traded. The following table sets forth the range of the high and low reported bid prices of Kaiser Inc.’s common stock for the periods indicated, as reported on the NASDAQ Stock Marketsm.

	Low	High
2001:
Fourth quarter (through November 30)	$12.06	$12.50
Third quarter	$12.00	$13.11
Second quarter	$12.31	$12.94
First quarter	$8.50	$12.94

2000:
Fourth quarter	$9.25	$13.69
Third quarter	$10.63	$13.50
Second quarter	$10.50	$14.25
First quarter	$13.75	$16.06

Kaiser Inc. paid a $2.00 per share cash distribution to stockholders of record as of December 13, 2000.

Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001. As a result of the merger each Kaiser Inc. stockholder of record as of December 5, 2001, was entitled to receive $10.00 in cash plus one (1) Class A Unit in Kaiser LLC for each share of stock.

Kaiser LLC

Neither Kaiser LLC’s Class A nor Class B Units are publicly traded. In fact, there are substantial restrictions imposed on the transfer of the Class A and Class B Units. However, in connection with the merger of Kaiser Inc. with and into Kaiser LLC, an independent appraisal of the value of the Class A Units was made. The appraisal determined that the Class A Units had a value of $1.50 as of November 30, 2001.

As of March 22, 2002, there were approximately 2,876 holders of record of our Class A Units.

As of March 22, 2002, KSC Recovery held 136,919 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 6. SELECTED FINANCIAL DATA

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included herein.

Selected Statement of Income Data for the years ended December 31:	2001	2000	1999	1998	1997
	(Restated)
Total revenues	$68,051,000	$7,644,000	$49,516,000	$7,097,000	$7,082,000
Costs and expenses	5,563,000	6,847,000	13,788,000	4,539,000	4,891,000

Income from operations	62,488,000	797,000	35,728,000	2,558,000	2,191,000
Net interest (income) expense	(2,532,000)	(581,000)	498,000	1,083,000	672,000

Income before income tax provision	65,020,000	1,378,000	35,230,000	1,475,000	1,519,000

Taxes currently payable	1,795,000	33,000	8,364,000	12,000	43,000
Deferred tax expense (benefit)	12,861,000	(11,998,000)	(3,211,000)	126,000	74,000
Deferred tax expense credited to equity (1)	—	—	6,048,000	105,000	554,000

Net income	$50,364,000	$13,343,000	$24,029,000	$1,232,000	$848,000

Earnings per unit/share
Net Income
Basic	$7.65	$2.09	$2.35	$.12	$.08
Diluted	$7.58	$1.99	$2.31	$.11	$.08

Basic Weighted average number of units/shares outstanding (2)	6,584,000	6,394,000	10,226,000	10,664,000	10,536,000

Diluted Weighted average number of units/shares outstanding (2)	6,646,000	6,699,000	10,386,000	10,840,000	10,740,000

Selected Balance Sheet Data as of December 31:	2001	2000	1999	1998	1997
	(Restated)
Cash, cash equivalents and short-term investments	$16,389,000	$10,097,000	$14,686,000	$3,409,000	$4,330,000
Working capital	16,004,000	19,274,000	5,170,000	(2,487,000)	(4,685,000)
Total assets	58,550,000	74,788,000	103,445,000	142,942,000	139,265,000
Long-term debt	—	—	—	13,750,000	8,982,000
Long-term litigation accrual (3)	1,500,000	—	—	—	—
Long-term environmental remediation liability	2,500,000	4,490,000	23,868,000	24,465,000	24,673,000
Members’/Stockholders’ equity (2)	45,548,000	59,474,000	60,890,000	87,838,000	86,204,000
Units/Shares outstanding (2)	6,901,000	6,523,000	6,317,000	10,685,000	10,591,000
Book value per unit/share (2)	$6.60	$9.12	$9.64	$8.22	$8.14

(1)	The deferred tax expense credited to equity represents taxes that are recorded by the Company for financial reporting purposes, but are not payable due to the Company’s utilization of Net Operating Loss (“NOL”) benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit is not included in net income, stockholders’ equity is increased in an amount equal to the NOL tax benefit reported. There were no remaining NOL carryforwards at December 31, 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

(2)	Equity of the Company was represented by shares of common stock through November 30, 2001, subsequent to November 30, 2001, the effective date of the merger of Kaiser Ventures Inc. with and into Kaiser Ventures LLC, equity ownership is represented by Units.
(3)	In 2001, as a result of a claim by the City of Ontario and its acceptance by an insurance carrier, the Company reclassified $1.5 million from long-term environmental remediation liability to long-term litigation accrual. Simultaneously, the Company also recorded a long-term insurance receivable of $1.5 million.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since the Kaiser Steel bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this 10-K/A Report, our remaining principal assets include: (i) an approximate 80% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, and receivables of approximately $20.2 million as of December 31, 2001.

We have been selling the assets received out of bankruptcy at such time as we believe maximum value for the particular project or asset can be achieved. We have then distributed a portion of the proceeds received from such sales to our shareholders and members.

Summary of Significant Developments in 2001

During 2001, a number of major events occurred which significantly affected us. Readers are encouraged to read this 10-K/A Report in its entirety in order to adequately understand the impact of these events on us and our business. The following points summarize three significant developments for us in 2001: (1) the sale of our interest in Fontana Union in March 2001 for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease; (2) the purchase of a twelve-year insurance policy effective June 30, 2001, expected to cover substantially all environmental claims related to historical operations, for an aggregate cost of approximately $5.8 million, of which we paid $3.8 million and Kaiser Steel’s bankruptcy estate paid $2 million; and (3) in November 2001, we converted into a limited liability company, saving approximately $16.0 million in taxes in 2001 and enabling us to increase the cash distributed to Kaiser Inc.’s stockholders by almost $2.00 per share. However, as a result of the requirements imposed by the Internal Revenue Code, to enjoy these tax advantages, the Class A Units distributed in the conversion can not be traded on any securities market and contain significant transfer restrictions.

Primary Revenue Sources

Ongoing Operations

Kaiser’s revenues from ongoing operations are generally derived from the development of our long-term projects. Revenues from water resources represent payments received under the lease of our interest in Fontana Union to Cucamonga, which was sold in 2001. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., PMI) and, starting in 1997, a limited liability company (i.e., West Valley MRF) which we account for under the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included water and waste water treatment revenues, rentals under

KAISER VENTURES LLC AND SUBSIDIARIES

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

Results of Operations

Analysis of Results for the Years Ended December 31, 2001 and 2000

An analysis of the significant components of our resource revenues for the years ended December 31, 2001 and 2000 follows:

	2001	2000	% Inc. (Dec)
Ongoing Operations
Gain on Sale of FUWC Stock	$65,171,000	$—	100%
Water resource	295,000	5,640,000	(95)%
Gain on sale of California Mines	1,756,000	—	100%
Income from equity method investment in West Valley MRF, LLC	978,000	1,651,000	(41)%
Mill Site land sales	107,000	532,000	(80)%

Total ongoing operations	68,307,000	7,823,000	773%

Interim Activities (net)	(256,000)	(179,000)	(43)%

Total resource revenues	$68,051,000	$7,644,000	790%

Resource Revenues. Total resource revenues for 2001 were $68,051,000, compared to $7,644,000 for 2000. Revenues from ongoing operations increased 8 fold for 2001 to $68,307,000 from $7,823,000 in 2000, while the loss from interim activities (net of related expenses) increased 43% to $256,000 from $179,000 in 2000.

Ongoing Operations. During the first quarter of 2001, we completed the sale of our investment in Fontana Union Water Company (“Fontana Union”) to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Included in the net gain of $65.2 million was the payment of $1.0 million to management pursuant to our Long-Term Transaction Incentive Program. Water lease revenues under our 102-year take-or-pay lease with Cucamonga were $295,000 during 2001 compared to $5,640,000 for 2000. The 95% decrease in water lease revenues during 2001 reflects the sale of our Fontana Union stock, which closed March 6, 2001.

During the first quarter of 2001, we also sold our California Mine properties for $2.0 million, resulting in a gain of $1,756,000. Finally, we recognized deferred gain of $107,000 from the sales of certain Mill Site property parcels that closed in 1997 and 1999 compared to a gain of $532,000 from the sale of the Rancho Cucamonga Parcel in 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs and recoveries relating to the Company’s historical operations). Total resource operating costs for 2001 decreased to ($1,298,000) from $509,000 in 2000. This decrease was due to the gain from insurance coverage ($1,500,000); the reduction in water resource expense due to the sale of our investment in Fontana Union stock in March 2001($467,000); being partially offset by the amortization expense associated with the Company’s environmental insurance policy ($160,000). The gain from insurance coverage is the result of an insurance policy providing coverage for a previously recorded estimated environmental remediation liability of $1,500,000.

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

Pre-Tax Income and Income Tax Provision. We recorded income before income tax provision of $65,020,000 for 2001, versus $1,378,000 recorded in 2000. An income tax provision of $14,656,000 was recorded in 2001 compared to an income tax benefit of $11,965,000 for 2000.

Net Income. For 2001, we reported a net income of $50,364,000, or $7.65 per unit/share, versus $13,343,000, or $2.09 per share, reported for 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Years Ended December 31, 2000 and 1999

An analysis of the significant components of our resource revenues for the years ended December 31, 2000 and 1999 follows:

	2000	1999	% Inc. (Dec)
Ongoing Operations
Water resource	$5,640,000	$5,228,000	8%
Gain on merger of PMI into ISC	—	35,713,000	(100)%
Gain on sale of ISC common stock	—	6,575,000	(100)%
Income (loss) from equity method Investments
Penske Motorsports Inc	—	(329,000)	100%
West Valley MRF, LLC	1,651,000	910,000	81%
Mill Site land sales	532,000	1,622,000	(67)%

Total ongoing operations	7,823,000	49,719,000	(84)%

Interim Activities (net)	(179,000)	(203,000)	12%

Total resource revenues	$7,644,000	$49,516,000	(85)%

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

During the third quarter of 1999, International Speedway consummated its merger with Penske Motorsports, purchasing the 88% of Penske Motorsports’ Common Stock it did not already own for $50.00 per share. We received, under the cash and stock election of 30% and 70%, respectively, $24.4 million in cash and 1,187,407 shares of International Speedway Class A Common Stock. As a result of the merger we recognized a gain of $35.7 million in 1999.

Subsequent to the merger of Penske Motorsports into International Speedway, we commenced an orderly liquidation of our position in the common stock of International Speedway. By the middle of November 1999, we had completed the sale of our International Speedway common stock resulting in a gain of $6.6 million.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Corporate General and Administrative Expenses. Corporate overhead expenses for 2000 decreased 29% to $3,469,000 from $4,910,000 for 1999. The decrease was due to lower compensation and related expenses ($214,000) and lower professional and outside consulting expenses ($1,227,000). Most of the decrease in professional and outside consulting expense was related to the VEBA/PBGC share repurchase that was completed in November 1999, while the decrease in compensation was related to staff reductions. In 2000, we incurred stock based compensation expense of $2,224,000 related to the exercise of nonqualified stock options. Also, the repricing of stock options in December 2000 required us to change our stock option accounting policy and account for all outstanding options under “variable plan accounting.” This resulted in us incurring an expense of $645,000 for 2000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Other Assets. The increase in other assets ($3,486,000) is primarily related to our purchase of an environmental insurance policy ($3.8 million), the recording of an insurance receivable ($1.5 million) resulting from an insurance company accepting coverage on a claim and an increase in notes receivable due to the sale of the California Mines ($759,000 long-term portion). These increases were partially offset by utilization of our long-term deferred tax assets ($2.2 million), relating to the Company’s sale of its Fontana Union stock, an increase in accumulated depreciation as of December 31, 2001 ($271,000) and commencement of amortization of the environmental insurance policy ($160,000).

Environmental Remediation Liabilities. We estimated, as of December 31, 2001, based upon current information, that our future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.5 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.5 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company, including a claim against the Company estimated at $1.5 million, which was made during the third quarter of 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

Long-term Liabilities. The decrease in other long-term liabilities ($985,000) is primarily due to the reduction of $1,990,000 in long-term environmental remediation liabilities ($1,500,000 of which was reclassified from environmental remediation liabilities into litigation accrual to coincide with the filing of a third-party claim, which was accepted by the insurance carrier, and corresponding recording of an insurance receivable); decreases in accrued liabilities ($388,000); and the recognition of deferred gains on prior real estate sales ($107,000).

Minority Interest. As of December 31, 2001, we recorded $5,280,000 of minority interest relating to the approximately 19% ownership interest in MRC we do not own.

Contingent Liabilities. We have contingent liabilities that are more fully described in the notes to the financial statements.

Section 3: Business Outlook

The statements contained in this Business Outlook, as well as in Part I. Item 1. BUSINESS, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-K/A Report, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, been generally derived from the development of our major long-term projects and investments. The development of a number of these projects and investments, such as our 50% equity ownership of the West Valley MRF, is essentially complete and we have been recognizing significant revenues and income from these investments. However, the revenues from ongoing operations were significantly reduced in 2001 as a result of completing the sale of our ownership interest in Fontana Union to Cucamonga. In addition, we distributed a significant portion of the net proceeds from the Fontana Union stock sale ($69,285,000) to Kaiser Inc.’s stockholders in December 2001, as a result of the merger between Kaiser Inc. with and into Kaiser LLC. We also continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the expansion of the facility’s capacity from 2,000 to 5,000 tons per day. The expanded facility is now operational. The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes from the closure of local landfills such as the Spadra Landfill, which closed in April 2000, and on the future construction of any competing facilities.

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

Pending Sale of Eagle Mountain Landfill Project. In August 2000, MRC entered into an agreement to sell the landfill project located at the Eagle Mountain Site to the District. Under that agreement, MRC will receive $41 million for the landfill project if the conditions to closing are satisfied and the sale transaction closes. The cash will be held in escrow pending the resolution of certain additional contingencies, which are not expected to occur for several years. The closing of this sale is subject to, among other things, the results of the District’s due diligence, obtaining the transfer of the landfill

KAISER VENTURES LLC AND SUBSIDIARIES

project’s permits to the District, obtaining all necessary consents to the transaction and resolution of various titled and joint use matters. The parties have agreed numerous times to extend the initial closing date of the sale transaction pending receipt of land surveys, resolution of title matters, resolution of joint use agreements, resolution of certain title issues, receipt of third-party approvals or consents and other matters. Further extensions during 2002 of the Closing date will be required. There is no assurance that extensions will be granted by either party.

If the sale transaction closes, $39 million of the total purchase price will be deposited, upon closing, into an escrow account and will be released when the outstanding federal litigation related to MRC’s federal land exchange with BLM is fully and satisfactorily resolved. Although the $39 million has not yet been deposited into escrow, interest on this $39 million began accruing at the beginning of May 2001. Accrued interest on this portion of the purchase price, for up to a four year period, will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation. If the transaction closes, the remaining $2 million of the purchase price will also be placed into an escrow account, upon closing, and will be released upon the later of (i) the release of the $39 million as described above, or (2) the permitting approval of the District’s Puente Hills landfill for its remaining 10 years of capacity.

The District has been undertaking significant due diligence on the landfill project and has the right to terminate the sale agreement if it is not satisfied with the results of its due diligence. Additionally, the parties are negotiating various ancillary agreements and a decision in an unrelated case related to a federal land exchange to which BLM was a party could potentially have a material adverse impact on the landfill project and its pending sale. For additional information see “Part I, Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Site.”

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG is obligated to remediate the environmental contamination of this parcel pursuant to the terms of CCG’s purchase of approximately 588 acres of the Mill Site Property from us in August 2000. As described elsewhere in this Report, CCG assumed substantially all of our environmental liabilities associated with the purchased property as well as certain other environmental liabilities and risks associated with the Mill Site Property, including the remediation of the Tar Pits Parcel.

Sale of Miscellaneous Properties. In February 2001, we completed the sale of our Silver Lake Mine property, several other mining claims and properties and a 190 acre parcel near Afton Canyon, California. The gross sales price was $2 million with $726,000 received as a down payment and the balance represented by buyer’s secured promissory note. The note is payable over five years and accrues interest at the rate of 8% per annum.

Corporate Overhead. As we divest our remaining assets, we intend to further reduce our corporate staffing and overhead to reflect the reduced requirements of its remaining operations and projects.

Capital Resources. After taking into account the cash distributed in connection with the merger of Kaiser Inc. into Kaiser LLC, Kaiser LLC expects that its current cash balances and short-term investments together with cash provided from operating activities and reserves set aside from Kaiser Inc.’s sale of its investment in Fontana Union will be sufficient to satisfy our projected operating cash requirements for the next 3-4 years.

Use of Net Operating Loss Tax Carryforwards. We utilized all of our remaining NOLs during 2001. As a result of the merger of Kaiser Inc. into Kaiser LLC in 2001, we have no NOLs as of December 31, 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

Cash Maximization Strategy

We have been developing the assets we received out of the Kaiser Steel bankruptcy and then selling them at such time as we believe we can optimize value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation. Although the closing with the District is currently scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. Also, due to the status of the Districts’ due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date may be delayed further. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Part I. - Items 1. Eagle Mountain Landfill Project and Pending Sale “;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize stockholder value through a sale or other alternative transaction;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To further reduce our general and administrative expenses.

Conversion. In November 2001, the stockholders of Kaiser Inc. overwhelmingly approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between the Kaiser Inc. and Kaiser LLC. In this conversion, Kaiser Inc.’s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc.

Insurance. One of the goals in the cash maximization strategy approved by the Company’s Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad prospective commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. With respect to the Company the policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the newly-purchased policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for potential liabilities arising from pollution conditions or known and/or potential asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which, based upon discussions among the respective members of the Boards of Directors, KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million. The portion of the policy paid by KSC Recovery was expected to cover known and/or potential asbestos claims; while the portion of the policy paid by the Company was expected to cover future potential claims arising from the Company’s historical operations.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Please see Item 14 of this Form 10-K/A Report for financial statements and supplementary data.

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

Ronald E. Bitonti is Chairman of the Benefits Committee for the VEBA and was Chairman of the Reorganized Creditors’ Committee formed during the Kaiser Steel Corporation bankruptcy until dissolution of this committee in 1991. From 1985 to 1991, Mr. Bitonti served as International Representative for the United Steelworkers of America. Mr. Bitonti retired from KSC in 1981 and has been a director since November 1991.

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

Gerald A. Fawcett was President and Chief Operating Officer of the Company from January 1996, until his retirement from full time duties on January 15, 1998. He was appointed to the Company’s Board on January 15, 1998, and currently serves as Vice Chairman of the Board. Mr. Fawcett started his employment with the former Kaiser Steel Corporation in 1951 holding various positions in the steel company, ultimately becoming Division Superintendent of the Cold Rolled and Coated Products Division. After a five year consulting business working with domestic and overseas steel industry clients, Mr. Fawcett joined the Company in 1988 as Senior Vice President and became Executive Vice President in October 1989. He is also Vice Chairman of the Board of MRC.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Prior to the merger of Kaiser Inc. with and into Kaiser LLC, Kaiser Inc.’s Board of Directors consisted of the above individuals together with Reynold C. MacDonald and Charles E. Packard.

Board and Committee Meetings

Kaiser Inc.

Through November 31, 2001, the effective date of the merger of Kaiser Inc. with and into Kaiser LLC, Kaiser Inc.’s Board had an Audit Committee, a Human Relations Committee, and a Finance Committee. Ad hoc committees were also established from time-to-time by Kaiser Inc.’s Board. The Chief Executive Officer served as an ex-officio member of all committees.

Kaiser Inc.’s Audit Committee was composed of Messrs. Packard (Chairman), MacDonald, and Bitonti. The Audit Committee generally reviewed the activities of Kaiser’s independent accountants and the results of the examination made by these professionals in connection with Kaiser’s financial statements and a review of internal accounting controls. The Audit Committee held one meeting in 2001. In addition, Kaiser Inc.’s Board of Directors determined that all of the members of the Audit Committee were “independent,” as defined by the rules of the Nasdaq Stock Market.

Kaiser Inc.’s Human Relations Committee was composed of Messrs. Cole (Chairman), Bitonti, Fawcett, and Packard. This committee had general responsibility for all employee compensation and benefit matters, including, among things, recommendations to the full Board on compensation arrangements of officers and directors, benefit plans, stock options and other stock related grants. The Human Relations Committee held four meetings in 2001.

Kaiser Inc.’s Finance Committee, was composed of Messrs. Wallach (Chairman), Cole and MacDonald. The Finance Committee had general responsibility for Kaiser’s annual operating budget and capital plan, changes in Kaiser’s capital structure, and Kaiser’s credit facilities such as lines of credit, loans, and other forms of indebtedness. The Finance Committee held three meetings in 2001.

Kaiser Inc.’s Board of Directors did not have a standing committee to nominate candidates to the Board. For purposes of establishing a slate of nominees for its 2001 Annual Meeting, Kaiser Inc.’s Board of Directors established an ad hoc nominating committee composed of Messrs. Cole (Chairman), MacDonald and Wallach. The ad hoc nominating committee met once in 2001 in preparation for Kaiser Inc.’s 2001 Annual Meeting held on November 28, 2001.

Kaiser Inc.’s Board of Directors held five meetings in 2001. All directors of Kaiser Inc. attended at least 75% of the meetings of the Board and 75% of the meetings of the committees on which they served during 2001.

Kaiser LLC

Kaiser LLC’s Board of Managers consists of five managers: Messrs. Stoddard, Bitonti, Cole, Fawcett and Wallach. Kaiser LLC’s Board has an Audit Committee and a Human Relations Committee. Kaiser LLC’s Board of Managers held two meetings in 2001 and one meeting by consent.

Kaiser LLC’s Audit Committee, currently consists of Messrs. Wallach (Chairman) and Mr. Bitonti. The Audit Committee has the same responsibilities as it did at Kaiser Inc. in that it generally reviews the activities of Kaiser’s independent accountants and the results of the examination made by these professionals in connection with Kaiser’s financial statements and a review of internal accounting controls.

KAISER VENTURES LLC AND SUBSIDIARIES

Kaiser LLC also has a Human Relations Committee. Although, Kaiser Ventures LLC leases its employees from Business Staffing, Inc., this committee, along with Business Staffing, Inc., reviews compensation and benefit programs for the employees leased to Kaiser by Business Staffing.

Director Compensation

Kaiser Inc.

Kaiser Inc.’s Board established director compensation periodically by resolution. Directors who were also employees of Kaiser Inc. received no fees for serving as directors. During 2001, all non-employee directors of Kaiser Inc. received a fee of $1,000 for each Board or committee meeting attended in person and a $750 fee for telephonic meetings. A non-employee director serving as a committee chairman received an additional $2,000 per year retainer. Kaiser Inc. also paid a $15,000 per year retainer to each non-employee director. Kaiser Inc. also paid attendance fees and chairman fees for all temporary committees.

In addition, the Board had a stock incentive compensation program for non-management members of the Board of Directors. The Board Stock Plan was for no more than a total of 25,000 shares of Kaiser Inc.’s common stock, with no one member of the Board entitled to be issued more than 7,500 shares.

Pursuant to the Board Stock Plan, non-management members of the Kaiser Inc. Board were each originally issued 1,500 shares of restricted common stock, subject to vesting, which vesting may be subject to acceleration. Out of the original 1,500 shares granted to each non-management member of the Board, 750 shares vested on May 10, 2001, and 750 shares were scheduled to vest on May 10, 2002. Under the Board Stock Plan, the Company granted an additional 750 shares of restricted common stock annually to each non-employee member of the Board. Accordingly, 750 shares of restricted common stock were issued to each non-employee Board Member effective November 21, 2001. All unvested shares of restricted stock vested in connection with the merger of Kaiser Inc. into Kaiser LLC on November 30, 2001.

Kaiser LLC

Subsequent to the effective date of the merger of Kaiser Inc. with and into Kaiser LLC, Kaiser LLC’s Board of Managers adopted the same cash compensation policy for non-employee Board members discussed above as was in effect for the Board of Directors of Kaiser Inc.

However, Kaiser LLC’s Board of Managers terminated the existing Board Stock Plan and adopted a new Board equity plan, in recognition of the reduced financial structure of Kaiser and as a result of the conversion to a limited liability company.

The new Board equity plan provides that each non-management manager shall be granted 2,500 unvested Class A Units as of May 31 of each year, commencing May 31, 2002. Each annual grant will vests on January 31 of the year following the grant, subject to acceleration upon the occurrence of certain events.

KAISER VENTURES LLC AND SUBSIDIARIES

Executive Officers

The current executive officers of the Company are:

Name	Age	Position with the Company
Richard E. Stoddard	51	President, Chairman of the Board and Chief Executive Officer
James F. Verhey	54	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	46	Executive Vice President - Administration, General Counsel and Corporate Secretary
Paul E. Shampay	40	Vice President – Finance

Richard E. Stoddard biographical information is set forth above under “Managers.”

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

Terry L. Cook joined the Company and was appointed General Counsel and Corporate Secretary in August 1993, became a Senior Vice President in January 1996, and was appointed Executive Vice President – Administration in January 2000. Mr. Cook was appointed General Counsel and Corporation Secretary of Mine Reclamation Corporation in February 1995. Prior to joining the Company, Mr. Cook was a partner in the Denver office of the national law firm McKenna & Cuneo specializing in business, corporate, and securities matters. Prior to his joining McKenna & Cuneo in July 1988, Mr. Cook was an attorney in private practice as a partner in a Denver, Colorado, law firm.

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

Due to the substantial reduction of our need for environmental and related services with the sale of many of our assets, the completion by the District of its environmental review of the Eagle Mountain Site, and the completion of the conversion of Kaiser Inc., into a limited liability company, we terminated, without cause, the employment of Anthony Silva, Kaiser’s Vice President Resource Development and Environmental Services, effective February 28, 2002. However, since he was an executive officer of Kaiser through February 28, 2002, he is included in the compensation information in this Form 10-K/A Report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our Class A Units, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Kaiser.

KAISER VENTURES LLC AND SUBSIDIARIES

To our knowledge, based solely on a review of copies of reports provided by such individuals to Kaiser and written representations of certain individuals that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our directors, officers, and greater that 10% beneficial owners were timely filed.

Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE1

Long Term Compensation
	Annual Compensation							Awards				Payouts
Name and Principal Position	Year	Salary		Bonus(2)		Other Annual Compensation(3)		Restricted Stock Awards		Securities Underlying Options		LTIP Payouts(4)		All Other Compensation(5)
Richard E. Stoddard Chairman of the Board, President and CEO	2001 2000 1999	$ $ $	361,740 348,446 312,694	$ $ $	100,000 315,000 312,694	$ $ $	0 0 0	$ $ $	0 0 0	$ $	0 0 0	$ $ $	365,079 21,569 0	$ $ $	111,404 72,050 38,657

James F. Verhey Exec. Vice President - Finance & CFO	2001 2000 1999	$ $ $	118,669 105,000 177,620	$ $ $	0 68,250 177,620	$ $ $	0 0 0	$ $ $	0 0 0	$ $	0 0 0	$ $ $	146,032 8,628 0	$ $ $	33,538 29,008 21,058

Terry L. Cook Executive Vice President, General Counsel and Secretary	2001 2000 1999	$ $ $	201,541 194,087 173,099	$ $ $	100,000 173,250 173,099	$ $ $	0 0 0	$ $ $	0 0 0	$ $	0 0 0	$ $ $	219,048 12,941 0	$ $ $	59,928 39,558 20,895

Anthony Silva(6) Vice President Resource Development & Envir. Svcs.	2001 2000 1999	$ $ $	121,787 117,669 113,850	$ $ $	0 64,809 74,003	$ $ $	0 0 0	$ $ $	0 0 0	$ $	0 0 25,000	$ $ $	109,524 6,471 0	$ $ $	30,149 19,540 12,831

Paul E. Shampay(7) Vice President - Finance	2001 2000	$ $	94,052 91,221	$ $	0 45,500	$ $	0 0	$ $	0 0	$ $	0 0	$ $	73,016 4,131	$ $	21,211 9,997

(1)	Effective January 1, 2002, the officers of Kaiser became employees of Business Staffing, Inc., a subsidiary of Kaiser. Pursuant to an agreement between Kaiser and Business Staffing, Inc., all employees are leased by Business Staffing, Inc. to Kaiser.
(2)	Bonuses are paid in January for the preceding calendar year.
(3)	Does not include the dollar value of perquisites and other personal benefits. The aggregate amount of perquisites and other personal benefits received by each executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.
(4)	In September 2000, the Company adopted a long term transaction incentive plan which is discussed in more detail in Item 11. Executive Compensation - Long-Term Incentive Plans - Awards in Last Fiscal Year. However, this particular program was terminated as to future unearned payments effective January 1, 2002, and Class C and Class D Units in the Company were issued, as applicable, in lieu thereof. This table reflects payments made in the calendar year.
(5)	Officers of the Company are eligible to participate in the Company’s 401(k) Savings Plan, Money Purchase Plan and Supplemental Executive Retirement Plan (collectively “Plans”). During, 2001, the Company made contributions of $111,404 to the Plans on the account of Mr. Stoddard, $33,538 for the account of Mr. Verhey, $59,928 for the account of Mr. Cook, $30,149 for the account of Mr. Silva, and $21,211 for the account of Mr. Shampay. During 2000, the Company made contributions of $72,050 to the Plans on account of Mr. Stoddard, $29,008 for the account of Mr. Verhey, $39,558 for the account of Mr. Cook, $19,540 for the account of Mr. Silva and $9,997 for the account of Mr. Shampay. During 1999, the Company made contributions of $38,657 to the plans for the account of Mr. Stoddard, $21,058 for the account of Mr. Verhey, $20,895 for the account of Mr. Cook, and $12,831 for the account of Mr. Silva.
(6)	Mr. Silva’s employment with the Company was terminated, without cause, as of February 28, 2002, due to the reduced need for his services.
(7)	Mr. Shampay became an executive officer of the Company in January 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

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

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF UNEXERCISED OPTIONS AT 12/31/01 EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS 12/31/01 EXERCISABLE/ UNEXERCISABLE(1)
Richard E. Stoddard	23,750	$34,000	62,350/0	$8,000/$0
James F. Verhey	25,000	$36,000	45,000/0	$0/$0
Terry L. Cook	50,000	$110,000	45,000/0	$0/$0
Anthony Silva	37,000	$132,000	0/0	N/A
Paul E. Shampay	22,500	$85,000	0/0	N/A

(1)	Price used was $11.50 per Class A Unit based on an independent appraisal conducted by Duff & Phelps, an independent financial advisor, as of November 30, 2001. The Class A Units are not publicly traded.

Long-Term Incentive Compensation Plans

In September 2000, Kaiser Board approved a long-term transaction incentive plan, referred to as the TIP, to provide an incentive for the executive officers of Kaiser to maximize proceeds from asset sales. Following its conversion to a limited liability company, as of January 1, 2002, Kaiser terminated the TIP and in its place issued Class C and Class D Units in Kaiser LLC (the “Incentive Units”) to the five officers of Kaiser (the “Participating Officers”) as set forth below. The cash flow to the Participating Officers from their Incentive Units is designed to mirror the cash flow under the TIP. Under both the TIP and the Incentive Units, the Participating Officers receive cash distributions an amount dependant upon the amount of cash available for distribution to Kaiser owners based on both the price (net of expenses and taxes) achieved in selling Kaiser’s major assets and on its operating expenses.

Based on the predetermined individual thresholds and targets, Kaiser made payments under the TIP from sale of the Mill Site Property, the sale of Kaiser’s Fontana Union stock to Cucamonga, and the tax benefits generated by the conversion to a limited liability company as follows:

Name	Total Payments Made Under TIP
Richard E. Stoddard	$633,256
James F. Verhey	$253,303
Terry L. Cook	$379,954
Anthony Silva	$190,247
Paul E. Shampay	$126,652

KAISER VENTURES LLC AND SUBSIDIARIES

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

The amount that will be distributable to the Incentive Units cannot be determined until the assets are realized and the general obligations and liabilities of Kaiser are satisfied. The following table sets forth the total amount that would be earned by the Participating Officers, assuming that (i) each Participating Officer continues to work for Kaiser throughout the period; and (ii) the cash available for distribution to the Kaiser LLC’s members is equal to the specified target for each major asset:

NAME	Period Until Payout		Estimated Aggregate Payouts Under Non-Stock Price-Based Plans
			Threshold ($)		Target ($)	Maximum ($)
Richard E. Stoddard (1)	N/A	(2)	0	(3)	$442,000	N/A	(4)
James F. Verhey (1)	N/A	(2)	0	(3)	$176,800	N/A	(4)
Terry L. Cook (1)	N/A	(2)	0	(3)	$265,200	N/A	(4)
Anthony Silva (1)	N/A	(2)	0	(3)	$132,600	N/A	(4)
Paul E. Shampay (1)	N/A	(2)	0	(3)	$88,400	N/A	(4)

(1)	The actual participation percentage of each Participating Officer in any distributions to the Incentive Units will depend on whether the Participating Officer holds Class C or Class D Units. Adjustment of the individual percentages will not change the size of the total distributions.
(2)	The right to distributions primarily depends upon the sale of major assets in an amount that exceeds the threshold levels established for such asset.
(3)	If the amount realized is less than or equal to the applicable threshold for each asset or the overall Company, no distribution would be made on the realization. The distribution would equal 5% of any amount over the applicable threshold until the applicable target is reached.
(4)	There is no maximum distributable to the Incentive Units. The distributions would be increased by 10% of the amount realized in excess of the target.

KAISER VENTURES LLC AND SUBSIDIARIES

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Kaiser entered into employment agreements with its executive officers to ensure the availability of their services during the critical period of asset sales and in connection with Kaiser Inc.’s evaluation of various strategic and cash maximization alternatives. Effective, January 1, 2002, Business Staffing, Inc., a subsidiary of Kaiser LLC, became the employer of Kaiser’s employees and Business Staffing assumed the employment agreements discussed below. Business Staffing leases employees to Kaiser.

Mr. Stoddard is employed pursuant to a seconded amended and restated employment agreement dated as of September 19, 2000, which was subsequently amended as of April 14, 2001. Subject to the payment of severance compensation, the agreement provides that Mr. Stoddard’s employment may be terminated at any time. Mr. Stoddard may be awarded an annual bonus as determined in the discretion of Business Staffing and Kaiser. See “Incentive Compensation Plans.” In addition, under Mr. Stoddard’s employment agreement, he is to be paid a retention bonus in June 2003, equal to approximately 159% of the greater of his annual base salary in June 2003, or his base annual salary in effect as of September 19, 2000. While Mr. Stoddard’s annual base salary in 2003 cannot be determined, based on his annual base salary as of March 1, 2002, Mr. Stoddard would receive a retention bonus equal to approximately $596,137.

Messrs. Cook, Silva and Shampay also each entered into an amended and restated employment agreement with Kaiser effective September 19, 2000, which was subsequently amended as of April 14, 2001. Subject to the payment of severance compensation, Kaiser may terminate any executive officer at anytime. The Board has formally terminated Kaiser’s historical annual bonus program, although it reserves the right to grant bonuses in its sole discretion that are in addition to bonuses granted under Kaiser’s former long term transaction incentive plan. See “Incentive Compensation Plans.” Mr. Stoddard and Mr. Cook were each awarded special bonuses for 2001. Like Mr. Stoddard, Mr. Cook is entitled to be paid a retention bonus in June 2003. Mr. Cook’s retention bonus is equal to approximately 76% of the greater of his annual base salary in June 2003, or his annual base salary in effect as of September 19, 2000. While Mr. Cook’s annual base salary in 2003 cannot be determined, based on his annual base salary as of March 1, 2001, Mr. Cook would receive a retention bonus equal to approximately $158,756.

Mr. Verhey entered into an amended and restated employment agreement effective September 19, 2000, which was subsequently amended and restated as of April 11, 2001. Among other things, the amendment provides for a reduced time commitment to approximately six (6) days a month upon the conversion of Kaiser Inc. into Kaiser LLC. The Board reserves the right to grant Mr. Verhey bonuses in its sole discretion, and Mr. Verhey is entitled to be paid and was paid a retention bonus of $155,000 in January 2002. Additionally, Mr. Verhey is entitled to be paid severance of approximately $155,000 as required under his employment agreement. After November 30, 2001, if Mr. Verhey voluntarily terminates his employment, then Mr. Verhey will be entitled to continue to receive employee benefits at levels and amounts consistent with the benefits offered at the time of his termination for six months after the effective date of his termination. Each party is required to give the other party 90 days’ advance notice of any employment termination.

The September 19, 2000, amended and restated employment agreement of each executive officer eliminated any “change or control” provisions contained in the previous employment agreements. The current employment agreements of the executive officers provide that upon an officer’s termination of employment for any reason other than for cause, including, among other reasons, constructive termination, there is an obligation to pay such officer severance. Except as noted below, an executive officer’s severance is an amount equal to six months then-current base salary, a pro rata portion of his bonus for the current year, if any, plus one half of the individual’s average annual bonus determined by the average percentage of base salary of the bonus over the previous five years prior to and including 2000 (or such lesser period for which the executive participates in the annual bonus program) plus the acceleration of the payment of any retention bonus not already paid to the officer. Severance is payable in one lump sum or, at the executive’s option, over such period as he may determine. In addition,

KAISER VENTURES LLC AND SUBSIDIARIES

Business Staffing will continue to pay his benefits for one year. Should an executive officer voluntarily terminate his employment, Business Staffing will not be obligated to pay him any additional compensation, other than the compensation due and owing up to the date of termination. Mr. Stoddard is entitled to one year of base-salary and bonus as part of his severance compensation plus the acceleration of the payment of his retention bonus, if not already paid at the time of termination. Mr. Shampay’s employment agreement does not provide for a retention bonus, thus, he receives as severance one-year’s then current base salary, a pro rata portion of current bonus, if any, and one-year’s average bonus that is determined as described above. In addition, for purpose of severance pay, Mr. Verhey’s annual base salary is deemed not to be less than his base salary as of September 30, 1999.

As noted above, Business Staffing assumed all the employment agreement obligations of Kaiser.

In 2000, Kaiser adopted a long term transaction incentive plan that provides bonuses to Kaiser’s executive officer if certain goals are achieved. This bonus program in effect during 2001, is described in more detail above under “Incentive Compensation Plans.”

Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other four most highly compensated executive officers as of March 1, 2002:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$374,929
Terry L. Cook	$208,889
James F. Verhey	$127,305
Paul E. Shampay	$97,480

As a result of the reduced need for environmental services and the completion of the environmental due diligence by the District on the Eagle Mountain Site, Mr. Silva’s employment with Kaiser and Business Staffing was terminated effective February 28, 2002. Mr. Silva was paid a total of $192,376 plus accrued and used vacation time as severance compensation in accordance with the terms of his employment agreement and a separation agreement implementing his employment agreement.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member list (generally reporting ownership as of March 22, 2002), the number of Class A Units of Kaiser LLC’s membership units owned by each person known by Kaiser to own of record or beneficially five percent (5%) or more of such units. The table does not include the 136,919 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of Kaiser Steel Corporation as of March 22, 2002, since such Class A Units outstanding are not eligible to vote.

Name and Address of Beneficial Owner	Number of Class A Units Shares Beneficially Owned Without Warrants	Warrants Exercisable Within 60-Days(1) of March 22, 2002	Total Class A Interest(1)	Percent of Issued and Outstanding Class A Based on Total Class A Interest(2)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	—	656,000	9.5%

Beat & Co. P.O. Box 5756 Boston, MA 02114	403,788	—	403,788	5.9%

First Eagle SOOFN Global Fund. 1345 Avenue of the Americas, 44th Floor New York, New York 10105	365,000	—	365,000	5.3%

Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (3) 9786 Sierra Avenue Fontana, CA 92335	656,987	460,000	1,116,987	16.2%

Pension Benefit Guaranty Corporation(4) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	285,260	692,675	10.0%

(1)	This column includes warrants exercisable within 60 days of March 22, 2002, at $16.11 per share in the following amounts: VEBA – 460,000 shares; and PBGC – 285,260. The warrants expire September 30, 2004. The VEBA and PBGC warrants were effectively exchanged in the merger for new warrants to purchase 460,000 Class A Units and 285,260 Class A Units, respectively, each with an exercise price of $6.11 per unit ($16.11 minus $10). The new warrants will expire on September 30, 2004. (These warrants were initially issued with a strike price of $17.00 per share. The initial strike price of these warrants was reduced by $.89 as a result of a distribution to Kaiser stockholders in 2000).
(2)	The percentage for each member was determined as if all the warrants specified in Note (1) above held by the member, if any, had been exercised by that particular member.
(3)	VEBA received its shares in Kaiser as a creditor of the Kaiser Steel Corporation bankruptcy. VEBA acquired warrants in connection with the purchase by Kaiser of Company stock owned by VEBA. See “Certain Relationships and Related Transactions.” VEBA’s shares in Kaiser are held in trust by Wells Fargo & Company.
(4)	PBGC received its shares in Kaiser as a creditor of the Kaiser Steel Corporation bankruptcy. PBGC acquired warrants in connection with the purchase by Kaiser of Company stock owned by PBGC. See “Certain Relationships and Related Transactions.” Pacholder Associates, Inc. has a contract with the PBGC pursuant to which it has full and complete investment discretion with respect to the stock owned by PBGC, including the power to vote such shares.

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF EXECUTIVE OFFICERS AND MANAGERS

This table below reflects the number of Class A Units beneficially owned by the principal Executive Officers of Kaiser LLC, its managers and all of its managers and other officers as a group as of March 22, 2002, as well as the number of options exercisable within 60 days of March 22, 2002.

Officers and Directors	Class A Beneficially Owned, Without Options	Class A Underlying Options Exercisable Within 60-Days of March 22, 2002(1)	Total Class A Unit Interest(1)	Percent of Issued and Outstanding Class A Units Based on Total Class A Interest(1)
Richard E. Stoddard, CEO, President & Chairman	99,873	62,350	162,223	2.3%
Gerald A. Fawcett, Vice Chairman(2)	98,078	62,000	160,078	2.3%
James F. Verhey, Executive Vice President – Finance & CFO	42,035	45,000	87,035	1.3%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	67,966	45,000	112,966	1.6%
Anthony Silva, Vice President Resource Development & Environmental Services	41,785	0	41,785	*
Paul E. Shampay, Vice President - Finance	22,500	0	22,500	*
Ronald E. Bitonti, Manager(3)	10,896	1,500	12,396	*
Todd G. Cole, Manager	17,688	0	17,688	*
Marshall F. Wallach, Manager	20,750	1,500	22,250	*
All officers and directors as a group (9 persons) (1)	420,071	218,850	638,921	9.0%

*	Less than one percent.
(1)	Percentage was determined as if all the options listed in the column “Class A Underlying Options Exercisable Within 60-Days of March 22, 2002,” were exercised by the applicable individual. All options are vested.
(2)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.
(3)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the shares beneficially owned by VEBA.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

New Kaiser Employees’ Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase 460,000 and 285,260 Class A Units in the Company. Both PBGC and VEBA have asserted that the merger of Kaiser Inc. with and into Kaiser LLC violated the terms of that warrant. For additional information on this matter please see “Part I. Item 3. - LEGAL PROCEEDINGS - Warrant Dispute.”

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements and financial schedules are filed as a part of this report:

All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

The following reports on Form 8-K have been filed during the last quarter of the period covered by the Original Form 10-K Report to the date of this report.

1. On October 23, 2001, Kaiser Inc. filed an 8-K Report with the Securities and Exchange Commission regarding the filing of a definitive joint proxy statement with the Securities and Exchange Commission to be mailed to stockholders of record as of October 8, 2001.

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

KAISER VENTURES LLC AND SUBSIDIARIES

(c) Exhibits. The following exhibits are filed as part of this Form 10-K/A:

EXHIBIT INDEX

(*	Indicates compensation plan, contract or arrangement)
(**	Indicates Exhibit filed with the Original 10-K)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Stock Purchase Agreement between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K dated November 22, 1999.

2.5	Stock Purchase Agreement between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K dated November 22, 1999.

2.6	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.7	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

3.3	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC Registration Statement Form S-4 filed on October 16, 2001.

3.4	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, filed with this Report.**

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
4.1.	Stock Purchase Warrant between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 4.1 of Kaiser Ventures Inc. Form 8-K dated November 22, 1999.

4.2	Stock Purchase Warrant between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 4.2 of Kaiser Ventures Inc. Form 8-K dated November 22, 1999.

10.1	Lease Entered Into Between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Company’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3	Eagle Mountain Lease between Management and Training Corporation and Kaiser Steel Corporation, dated November 16, 1987, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.3.1	First Amendment dated July 1, 1990, to Lease between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1990.

10.3.2	Second Amendment dated November 16, 1992, to Lease dated November 16, 1987 between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.2 of Kaiser Ventures Inc.’s Form S-2 Registration No. 33-56234).

10.3.3	Third Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Steel Resources, Inc. dated November 16, 1997, incorporated by reference from Exhibit 10.3.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.3.4	Fourth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Ventures Inc. dated February 1, 1999, incorporated by reference from Exhibit 10.3.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.3.5	Fifth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Ventures Inc., dated July 12, 2001, filed with this Report.**

10.4*	Second Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Richard E. Stoddard dated as of September 19, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended September 30, 2000.

10.5*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1998.

10.6*	Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Terry L. Cook dated as of September 19, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended September 30, 2000.

10.7*	Transition Employment Agreement between Kaiser Ventures Inc., and Lee R. Redmond dated as of January 6, 2000, incorporated by reference from Exhibit 10.6 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1999.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.8*	Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Paul E. Shampay dated as of September 19, 2000, incorporated by reference from Exhibit 10.6 of Kaiser Ventures Inc.’s 10-Q Report for the quarter ended September 30, 2000.

10.9*	Amended and Restated Employment Agreement between Kaiser Ventures Inc. and Anthony Silva dated as of September 19, 2000, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended September 30, 2000.

10.9.1*	Separation Agreement between Business Staffing, Inc. and Anthony Silva dated as of February 28, 2002, filed with this report.**

10.10*	First Amendment to the Second Amended and Restated Employment Agreement between Richard E. Stoddard and Kaiser Ventures Inc. dated as of April 11, 2001, incorporated by reference Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended June 30, 2001.

10.11*	First Amendment to the Amended and Restated Employment Agreement between James F. Verhey and Kaiser Ventures Inc. dated as of April 11, 2001, incorporated by reference Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended June 30, 2001.

10.12*	First Amendment to the Amended and Restated Employment Agreement between Terry L. Cook and Kaiser Ventures Inc. dated as of April 11, 2001, incorporated by reference Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended June 30, 2001.

10.13*	First Amendment to the Amended and Restated Employment Agreement between Anthony Silva and Kaiser Ventures Inc. dated as of April 11, 2001, incorporated by reference Exhibit 10.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended June 30, 2001.

10.14*	First Amendment to the Amended and Restated Employment Agreement between Paul E. Shampay and Kaiser Ventures Inc. dated as of April 11, 2001, incorporated by reference Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended June 30, 2001.

10.15*	Second Amended and Restated Employment Agreement between James F. Verhey and Kaiser Ventures Inc. dated as of April 11, 2001, incorporated by reference Exhibit 10.5 of the Company’s Form 10-Q Report for the quarter ended June 30, 2001.

10.16	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.16.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.16.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, filed with this Report.**

10.17	Settlement Agreement between Kaiser Resources Inc. and California Regional Water Quality Control Board, Santa Ana Region, dated October 21, 1993, incorporated by reference from Exhibit 10.11.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1993.

10.18	Lease of Corporate shares of Fontana Union Water Company coupled with Irrevocable Proxy between Kaiser Resources Inc. and Cucamonga County Water District dated July 1, 1993, incorporated by reference from Exhibit 1 to Form 10-Q dated June 30, 1993.

10.18.1	Stock Purchase Agreement and Joint Escrow Instructions between Kaiser Ventures Inc. and Cucamonga County Water District dated as of November 14, 2000, incorporated by reference from Exhibit 10.7 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended September 30, 2000.

10.19	Assignment from Kaiser Steel Resources, Inc. to KSC Recovery, Inc., dated December 29, 1989, incorporated by reference from Exhibit 10.20 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1989.

10.20	Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.21*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

10.22*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.22.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

10.23*	Long Term Transaction Incentive Plan adopted by the Company effective September 19, 2000, incorporated by the reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended September 30, 2000.

10.24*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.24.1*	Form of Restricted Stock Agreement for Directors Stock Plan, incorporated by reference from Exhibit 10.19.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.25	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC filed with this Report.**

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.26	Form of Indemnification Agreement for officers of Kaiser Ventures LLC filed with this Report.**

10.27	Settlement Agreement among Kaiser Resources Inc., KSC Recovery, Inc., Kaiser Coal Corporation, the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan dated December 1, 1994, incorporated by reference from Exhibit 10.22 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1994.

10.28	Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended September 30, 1997.

10.28.1	Guaranty Agreement of Budway Enterprises, Inc. and V.M. McLeod dated September 30, 1997, incorporated by reference from Exhibit 10.3.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended September 30, 1997.

10.28.2	Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.29	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.29.1	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.30	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.30.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.30.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.31	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.31.1	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.31.2	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.31.3	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.32	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.32.1	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.32.2	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.32.2	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.32.3	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.32.4	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.32.5	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.33	Registration Rights Agreement among Kaiser Venture Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.34	Contingent Payment Agreement between Kaiser Ventures Inc and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.35	Contingent Payment Agreement between Kaiser Ventures Inc and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.36	Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 13, 2000, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.36.1	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 20, 2000, incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.36.2	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 27, 2000, incorporated by reference from Exhibit 10.1.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.36.3	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated August 15, 2000, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.36.4	Purchase Agreement and Escrow Instructions between Kaiser Steel Land Development, Inc. and The California Speedway Corporation dated August 10, 2000, incorporated by reference from Exhibit 10.1.6 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 2000.

21	Active subsidiaries of Kaiser Ventures LLC are: Kaiser Services, Inc.; Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Section 1350, filed with this Report.

32.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 2, 2004	KAISER VENTURES INC.

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer
and Chairman of the Board of Managers

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Power of Attorney)

KAISER VENTURES LLC AND SUBSIDIARIES

Each person whose signature appears below constitutes and appoints RICHARD E. STODDARD and JAMES F. VERHEY as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

	Signature	Title	Date
1.	Principal Executive Officer
	/s/ Richard E. Stoddard Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	December 2, 2004

2.	Principal Financial and Accounting Officer

	/s/ James F. Verhey James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	December 2, 2004

KAISER VENTURES LLC AND SUBSIDIARIES

	Signature	Title	Date
4.	Managers

	/s/ Ronald E. Bitonti Ronald E. Bitonti	Manager	December 2, 2004

	/s/ Todd G. Cole Todd G. Cole	Manager	December 2, 2004

	/s/ Gerald A. Fawcett Gerald A. Fawcett	Vice Chairman	December 2, 2004

	/s/ Marshall F. Wallach Marshall F. Wallach	Manager	December 2, 2004

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Members

Kaiser Ventures LLC and Subsidiaries

We have audited the accompanying consolidated balance sheets of Kaiser Ventures LLC and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3, the accompanying consolidated financial statements have been restated to change, as of July 1, 2001, the accounting policy for premium costs and claims under a twelve-year insurance policy purchased June 30, 2001, to amortize the premium costs over the term of the underlying prospective insurance policy and record insurance recoveries on known claims liabilities when recoveries are estimable and claims liabilities are accepted by the insurance carrier.

/s/ Ernst & Young LLP

Orange County, California

January 22, 2002, except for

Note 2 – Environmental Insurance and

Environmental Remediation Liabilities,

Notes 3, 9, 12, Note 20 – Environmental Contingencies,

and Note 22, as to which the date is

November 12, 2004

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2001	2000
	(Restated – Note 3)
ASSETS

Current Assets
Cash and cash equivalents	$16,389,000	$10,097,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 and $83,000, respectively	173,000	2,497,000
Income tax receivable	1,904,000	—
Deferred tax assets	—	10,699,000
Notes receivable	337,000	107,000

	18,803,000	23,400,000

Eagle Mountain Landfill Investment	25,651,000	24,154,000

Investment in West Valley MRF	3,888,000	3,660,000

Land and improvements	2,503,000	2,743,000

Investment in Fontana Union Water Company	—	16,612,000

Other Assets
Notes receivable	1,348,000	589,000
Deferred tax assets	—	2,161,000
Insurance receivable	1,500,000	—
Unamortized environmental insurance premium	3,640,000	—
Buildings and equipment (net)	1,217,000	1,463,000
Other assets	—	6,000

	7,705,000	4,219,000

Total Assets	$58,550,000	$74,788,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2001	2000
	(Restated – Note 3)
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$278,000	$302,000
Accrued liabilities	2,521,000	3,824,000

	2,799,000	4,126,000

Long-term Liabilities
Deferred gain on sale of real estate	589,000	696,000
Accrued liabilities	334,000	722,000
Litigation accrual	1,500,000	—
Environmental remediation	2,500,000	4,490,000

	4,923,000	5,908,000

Total Liabilities	7,722,000	10,034,000

Minority Interest	5,280,000	5,280,000

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $.03 per share, authorized 13,333,333 shares; issued and outstanding 0 and 6,522,700, respectively	—	195,000
Capital in excess of par value	—	51,676,000
Retained earnings	—	7,603,000

Total Stockholders’ Equity	—	59,474,000

Members’ Equity
Class A units; issued and outstanding 6,901,299 and 0, respectively	45,548,000	—
Class B units; issued and outstanding 751,956 and 0, respectively	—	—

Total Members’ Equity	45,548,000	—

Total Liabilities and Equity	$58,550,000	$74,788,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

for the Years Ended December 31

	2001	2000	1999
	(Restated – Note 3)
Resource Revenues
Ongoing Operations
Gain on sale of FUWC	$65,171,000	$—	$—
Water resource	295,000	5,640,000	5,228,000
Gain on sale of California mines	1,756,000	—	—
Gain on merger of PMI into ISC	—	—	35,713,000
Gain on sale of ISC common stock	—	—	6,575,000
Income (loss) from equity method investments
Penske Motorsports Inc	—	—	(329,000)
West Valley MRF, LLC	978,000	1,651,000	910,000
Gain on Mill Site land sales	107,000	532,000	1,622,000

Total ongoing operations	68,307,000	7,823,000	49,719,000

Interim Activities Net (Loss)	(256,000)	(179,000)	(203,000)

Total resource revenues	68,051,000	7,644,000	49,516,000

Resource Operating Costs
Gain from insurance coverage	(1,500,000)	—	—
Environmental insurance premium amortization	160,000	—	—
Water resource expense	42,000	509,000	528,000
Write-down to net realizable value	—	—	8,350,000

Total resource operating costs	(1,298,000)	509,000	8,878,000

Income from Resources	69,349,000	7,135,000	40,638,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock based compensation and stock option repricing expenses	5,145,000	3,469,000	4,910,000
Stock based compensation expense	1,288,000	2,224,000	—
Stock option repricing expense	428,000	645,000	—

	6,861,000	6,338,000	4,910,000

Income from Operations	62,488,000	797,000	35,728,000

Net interest (income) expense	(2,532,000)	(581,000)	498,000

Income before Income Tax Provision (Benefit)	65,020,000	1,378,000	35,230,000

Income tax provision
Currently payable	1,795,000	33,000	8,364,000
Deferred tax expense (benefit)	12,861,000	(11,998,000)	(3,211,000)
Deferred tax expense credited to equity	—	—	6,048,000

Net Income	$50,364,000	$13,343,000	$24,029,000

Basic Earnings Per Unit/Share	$7.65	$2.09	$2.35

Diluted Earnings Per Unit/Share	$7.58	$1.99	$2.31

Basic Weighted Average Number of Units/Shares Outstanding	6,584,000	6,394,000	10,226,000

Diluted Weighted Average Number of Units/Shares Outstanding	6,646,000	6,699,000	10,386,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2001	2000	1999
	(Restated – Note 3)
Cash Flows from Operating Activities
Net income	$50,364,000	$13,343,000	$24,029,000
Provision for income tax which is credited to equity	—	—	6,048,000
Income from equity method investments	(978,000)	(1,651,000)	(581,000)
Deferred tax (benefit) expense	12,861,000	(11,998,000)	(3,211,000)
Depreciation and amortization	435,000	370,000	511,000
Stock based compensation expense	1,288,000	1,247,000	—
Stock option repricing	428,000	645,000	—
Gain on sale of FUWC Stock	(65,171,000)	—	—
Gain on merger of PMI into ISC	—	—	(35,713,000)
Gain on sale of ISC common stock	—	—	(6,575,000)
Write-down to net realizable value	—	—	8,350,000
Accelerated vesting of stock options	—	20,000	54,000
Mill Site deferred gain realized	(107,000)	(28,000)	—
Gain from insurance coverage	(1,500,000)	—	—
Gain on sale of Ca Mine & Mill Site Properties	(1,756,000)	(504,000)	(1,622,000)
Allowance for doubtful accounts	—	(7,000)	(213,000)
Changes in assets:
Receivable and other	2,273,000	(512,000)	574,000
Income tax receivable	(1,904,000)	—	—
Changes in liabilities:
Current liabilities	(1,757,000)	(902,000)	294,000
Income taxes payable	—	(3,501,000)	3,501,000
Long-term accrued liabilities	(337,000)	(429,000)	(56,000)

Net cash flows used in operating activities	(5,861,000)	(3,907,000)	(4,610,000)

Cash Flows from Investing Activities
Minority interest	—	508,000	997,000
Proceeds from the sale of FUWC Stock	81,783,000	—	—
Proceeds from the sale of Ca Mine & Mill Site Properties	726,000	19,880,000	2,662,000
Collection of note receivable	281,000	111,000	75,000
Capital expenditures	(1,454,000)	(4,076,000)	(3,570,000)
Environmental remediation expenditures	(126,000)	(626,000)	(1,808,000)
Environmental insurance	(3,800,000)	—	—
Proceeds from the sale of ISC common stock	—	—	63,552,000
Proceeds of the merger of PMI into ISC	—	—	24,419,000
Distribution from West Valley MRF	750,000	1,000,000	450,000
Investment in Fontana Union Water Company	—	(654,000)	—

Net cash flows from investing activities	78,160,000	16,143,000	86,777,000

Cash Flows from Financing Activities
Issuance of common stock	3,278,000	871,000	379,000
Distribution to Shareholders	(69,285,000)	(12,772,000)	—
Shareholder payment contingent upon Mill Site real estate sale	—	(4,924,000)	—
Repurchase of common stock	—	—	(57,519,000)
Borrowings under revolver-to-term credit facility	—	—	3,000,000
Principal payments on revolver-to-term credit facility and note payable	—	—	(16,750,000)

Net cash flows used in financing activities	(66,007,000)	(16,825,000)	(70,890,000)

Net Changes in Cash and Cash Equivalents	6,292,000	(4,589,000)	11,277,000

Cash and Cash Equivalents at Beginning of Year	10,097,000	14,686,000	3,409,000

Cash and Cash Equivalents at End of Year	$16,389,000	$10,097,000	$14,686,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

for the Years Ended December 31, 2001, 2000 and 1999

	Member Units / Common Stock
	Class A Units / Shares	Amount	Capital In Excess of Par Value	Retained Earnings	Members’ Equity	Total
Balance at December 31, 1998	10,685,257	$321,000	$74,741,000	$12,776,000	$—	$87,838,000
Repurchase of common stock	(4,424,501)	(133,000)	(32,537,000)	(24,849,000)		(57,519,000)
Issuance of shares of common stock	56,097	1,000	439,000	—		440,000
Accelerated vesting of stock options	—	—	54,000	—		54,000
Provision for income tax, credited to equity	—	—	6,048,000	—		6,048,000
Net Income	—	—	—	24,029,000		24,029,000

Balance at December 31, 1999	6,316,853	189,000	48,745,000	11,956,000	—	60,890,000
Issuance of shares of common stock	205,847	6,000	2,266,000	—		2,272,000
Accelerated vesting of stock options	—	—	20,000	—		20,000
Repricing of stock options	—	—	645,000	—		645,000
Shareholder payment contingent upon Mill Site real estate sale	—	—	—	(4,924,000)		(4,924,000)
Dividend	—	—	—	(12,772,000)		(12,772,000)
Net Income	—	—	—	13,343,000		13,343,000

Balance at December 31, 2000	6,522,700	195,000	51,676,000	7,603,000	—	59,474,000
Issuance of shares of common stock	378,599	12,000	4,555,000	—		4,567,000
Repricing of stock options	—	—	428,000	—		428,000
Conversion to LLC		(207,000)	(56,659,000)	(7,603,000)	64,469,000	—
Dividend	—	—	—	—	(69,285,000)	(69,285,000)
Net Income (Restated - Note 3)	—	—	—	—	50,364,000	50,364,000

Balance at December 31, 2001 (Restated – Note 3)	6,901,299	$—	$—	$—	$45,548,000	$45,548,000

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

At December 31, 2001, the Company’s principal assets include: (i) an approximate 80% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, and receivables of approximately $20.2 million.

The Company’s consolidated financial statements include the following significant entities: Kaiser Services, Inc.; Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc.; and Mine Reclamation, LLC. See Note 2 below for additional information concerning the Company’s subsidiaries.

The consolidated financial statements for the year ended December 31, 2001 are restated as further described in Note 3.

Ongoing Operations

The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects. Revenues from water resources represent payments under the lease of the Company’s interest in Fontana Union to Cucamonga County Water District (“Cucamonga”). However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company’s interest in Fontana Union Water Company (“Fontana Union”) to Cucamonga. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., Penske Motorsports Inc. (“PMI”) from April 1, 1996 through March 31, 1999) and, starting in 1998, a limited liability company (i.e., the West Valley MRF) which the Company accounts for under the equity method.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Fontana Union Water Company. Prior to the sale in March 2000, the Company owned 53.71% of Fontana Union, a mutual water company, which entitled the Company to its proportionate share of Fontana Union water. The Company effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares (“Cucamonga Lease”) which the Company entered into in March 1989, and which was amended in 1989, 1992 and 1993. Therefore, Kaiser received no direct benefit from nor had any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser’s investment in Fontana Union was recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. (See Note 5.) On March 6, 2001, the Company closed on the sale of its Fontana Union investment to Cucamonga.

KSC Recovery, Inc. (“KSC Recovery”). The Company’s wholly-owned subsidiary, KSC Recovery, Inc., which is governed and controlled by a Bankruptcy Court approved Plan of Reorganization, acts solely as an agent for KSC’s former creditors in pursuing bankruptcy related adversary litigation and administration of the KSC bankruptcy estate. Kaiser exercises no significant control or influence over nor does Kaiser have any interest in the operations, assets or liabilities of KSC Recovery except as provided by the terms of the approved Plan of Reorganization. In addition, KSC Recovery’s cash on hand and potential future recoveries funds all costs and expenses of KSC Recovery. Consequently, activity of KSC Recovery is not included in Kaiser’s financial statements; however, KSC Recovery is a member of the Kaiser consolidated group for tax purposes and is therefore, included in the consolidated tax return.

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

Real Estate

In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FASB 121), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Landfill Permitting and Development

Through its 80% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Statement of Financial Accounting Standards No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” capitalizable landfill site development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process. These costs are expensed when management determines that the capitalized costs provide no future benefit. Additionally, in accordance with Statement of Financial Accounting Standard No. 121 “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of,” long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 7), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved. Further, the perception of the public and private financial markets of the value of solid waste sites and the waste management industry can fluctuate significantly over time. Accordingly, there can be no assurance that the Company will successfully sell the Eagle Mountain assets on favorable terms or at all.

Buildings and Equipment

Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.

Environmental Insurance and Environmental Remediation Liabilities

The Company’s $3.8 million premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

KAISER VENTURES LLC AND SUBSIDIARIES

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

LLC Unit/Stock Options

The Company uses the intrinsic value method to account for its LLC unit/stock compensation arrangements pursuant to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Note 3. ACCOUNTING CHANGE AND RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Effective July 1, 2001, the Company changed its method of accounting for premium costs and claims under a twelve-year insurance policy purchased June 30, 2001, to amortize the premium costs over the term of the underlying prospective insurance policy and record insurance recoveries on known claims liabilities when recoveries are estimable and claims liabilities are accepted by the insurance carrier. Previously, the Company had capitalized the cost of the policy as prepaid insurance in other assets and reduced the prepaid insurance as claims were paid and insurance recoveries were collected.

KAISER VENTURES LLC AND SUBSIDIARIES

The restatement for the year ended December 31, 2001, results in a net decrease in resource operating costs of $1,340,000, which reflects an increase in resource operating costs of $160,000 for amortization of the insurance policy premium and a decrease in resource operating costs of $1,500,000 for the recording of estimated insurance recoveries. This restatement results in an increase in net income of $1,340,000 and basic and diluted earnings per unit of $0.20 for the year ended December 31, 2001. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the year ended December 31, 2001 are as follows:

	2001	2001
	As previously reported	As restated
Total resource revenues	$68,051,000	$68,051,000
Total resource operating costs	42,000	(1,298,000)

Income from Resources	68,009,000	69,349,000
Corporate General and Administrative Expenses	6,861,000	6,861,000

Income from Operations	61,148,000	62,488,000
Net interest income	(2,532,000)	(2,532,000)

Income before Income Tax Provision	63,680,000	65,020,000
Income tax provision	14,656,000	14,656,000

Net Income	$49,024,000	$50,364,000

Basic Earnings Per Unit	$7.45	$7.65

Diluted Earnings Per Unit	$7.38	$7.58

Note 4. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable as of December 31 consisted of the following:

	2001	2000
Cucamonga County Water District	$—	$2,155,000
Other	207,000	425,000

	207,000	2,580,000

Allowance for doubtful accounts	(34,000)	(83,000)

Total	$173,000	$2,497,000

Note 5. SALE OF FONTANA UNION WATER COMPANY STOCK

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 6. INVESTMENT IN WEST VALLEY MRF, LLC

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

The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

The condensed summarized financial information of West Valley MRF, LLC as of December 31, is as follows:

	2001	2000
Balance Sheet Information

Current Assets	$6,021,000	$4,919,000
Property and Equipment (net)	19,805,000	16,380,000
Other Assets	510,000	6,640,000

Total Assets	$26,336,000	$27,939,000

Current Liabilities	$3,476,000	$4,437,000
Other Liabilities	997,000	1,184,000
CPCFA Bonds Payable	15,700,000	16,635,000
Stockholders’ Equity	6,163,000	5,683,000

Total Liabilities and Stockholders’ Equity	$26,336,000	$27,939,000

Income Statement Information
Net Revenues	$9,484,000	$9,218,000
Gross Profit	$3,205,000	$4,336,000
Net Income	$1,980,000	$3,369,000

The Company has received distributions of $750,000 and $1.0 million during 2001 and 2000, respectively, from its investment in the West Valley MRF.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 7. MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2000, is approximately 80%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes the Company’s royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently anticipated to occur, if closing does occur, in the second quarter of 2002. However, payment of the purchase price will be delayed as described in more detail below. The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District and obtaining all necessary consents to the transaction. The Company agreed to vote its interest in MRC in favor of the sale of the landfill project to the District on its current terms.

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

Note 8. NOTES RECEIVABLE

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

Note 9. ENVIRONMENTAL INSURANCE

One of the goals in the cash maximization strategy approved by the Company’s Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental

KAISER VENTURES LLC AND SUBSIDIARIES

and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad prospective commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the newly-purchased policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for the Company’s potential liabilities arising from pollution conditions or known and/or potential asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which, based upon discussions among the respective members of the Boards of Directors, KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million. The portion of the policy paid by KSC Recovery was expected to cover known and/or potential asbestos claims; while the portion of the policy paid by the Company was expected to cover future potential claims arising from the Company’s historical operations.

The Company expects this policy will cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As a result of the insurance company accepting liability for a claim against the Company related to the historical operations conducted at the Mill Site, the Company has reclassified $1.5 million previously reported in its environmental remediation liabilities to a litigation accrual as of September 30, 2001.

The Company’s $3.8 million premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy; approximately $80,000 per quarter or $320,000 per year. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Generally, unless previously accrued, the liability and the receivable relating to claims covered by this policy should occur in the same accounting period, thereby having no adverse or beneficial impact on the Company’s operating results for that accounting period.

Note 10. BUILDINGS AND EQUIPMENT (Net)

Buildings and equipment (net) as of December 31 consisted of the following:

	2001	2000
Buildings and structures	$2,085,000	$2,085,000
Machinery and equipment	1,954,000	1,929,000

	4,039,000	4,014,000
Accumulated depreciation	(2,822,000)	(2,551,000)

Total	$1,217,000	$1,463,000

KAISER VENTURES LLC AND SUBSIDIARIES

Note 11. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31 consisted of the following:

	2001	2000
Environmental insurance settlement liability	$—	$1,313,000
Compensation, severance and related employee costs	1,446,000	974,000
Accrued professional and closing costs	727,000	580,000
Other	348,000	957,000

Total	$2,521,000	$3,824,000

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

The Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the newly-purchased policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for the Company’s known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales.

In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, at September 30, 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the obligation as a litigation accrual.

As of December 31, 2001, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not linked to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2.5 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.5 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

See Note 20, “Commitments and Contingencies” for further information.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 13. LONG-TERM DEBT

Previously the Company had a $30 million credit facility with Union Bank which was secured by the Company’s investment in the stock of Fontana Union. The facility was cancelled prior to the closing of the sale of the Company’s Fontana Union stock to Cucamonga in March 2001.

Total interest expense incurred in 2001, 2000, and 1999 was $25,000, $151,000, and $1,272,000, respectively.

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

Equity Transactions

During 2001, 2000 and 1999 the Company recorded transactions directly to equity other than changes resulting from net income or equity transactions with members/shareholders. These transactions include deferred tax expense credited to equity due to the utilization of the Company’s reorganization NOL carryforwards repricing of unit/stock options, and the accelerated vesting of stock options. These amounts for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Deferred tax expense credited to equity	$—	$—	$6,048,000
Repricing of unit/stock options	428,000	645,000	—
Accelerated vesting of stock options	—	20,000	54,000

	$428,000	$665,000	$6,102,000

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

KAISER VENTURES LLC AND SUBSIDIARIES

Class B Units

Prior to the merger Kaiser LLC issued Class B Units to current and former MRC executives as follows:

MRC Executive	Class B Units
Richard A. Daniels	296,044
Gary W. Johnson	244,452
Kay Hazen	211,460

TOTAL	751,956

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2001, 2000, and 1999 and activities during the years ending on those dates is presented below:

	2001			2000			1999
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of Year		712,650	$10.51		1,330,961	$11.17	1,502,961	$11.33
Granted		—	—		—	—	46,000	9.00
Exercised		(411,550)	8.62		(608,301)	8.97	(60,000)	6.33
Forfeited		—	—		(10,010)	3.00	(158,000)	13.96

Outstanding at end of year		301,100	$3.08		712,650	$10.51	1,330,961	$11.17

Options exercisable at year End		301,100	$3.08		712,650	$10.51	1,289,461	$11.22

Weighted-average fair value of options granted during the year	$	N/A		$	N/A		$2.54

KAISER VENTURES LLC AND SUBSIDIARIES

The following table summarizes information about variable unit options outstanding as of December 31, 2001:

		Options Exercisable and Outstanding
Range of Exercise Prices	Weighted- Average Remaining Life (years)	Options	Weighted- Average Exercise Price
$0.55 to 5.58	7.0	301,100	$3.08

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company’s unit/stock-based compensation plans other than for compensation and performance-based stock awards. Had compensation cost for the Company’s unit/stock option plan been determined based upon the fair value at the grant date for the awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS 123”), the effect on the Company’s net income and earnings per unit/share would have been adjusted to the pro forma amounts as indicated below:

	2001	2000	1999
	(Restated – Note 3)
Net Earnings
As reported	$50,364,000	$13,343,000	$24,029,000
Pro forma	$50,364,000	$12,975,000	$23,650,000

Earnings per unit/share (Basic)
As reported	$7.65	$2.09	$2.35
Pro forma	$7.65	$2.03	$2.31

Earnings per unit/share (Diluted)
As reported	$7.58	$1.99	$2.31
Pro forma	$7.58	$1.94	$2.28

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 15. EARNINGS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted earnings per unit/share:

	2001	2000	1999
	(Restated – Note 3)
Numerator:
Net Income	$50,364,000	$13,343,000	$24,029,000
Numerator for basic earnings per unit/share-income available to common stockholders	$50,364,000	$13,343,000	$24,029,000
Numerator for diluted earnings per unit/share-income available to common stockholders	$50,364,000	$13,343,000	$24,029,000

Denominator:
Denominator for basic earnings per unit/share-weighted-average shares	6,584,000	6,394,000	10,226,000
Effect of dilutive options	62,000	305,000	160,000

Denominator for diluted earnings per unit/share-adjusted weighted-average shares and assumed conversions	6,646,000	6,699,000	10,386,000

Basic earnings per unit/share	$7.65	$2.09	$2.35

Diluted earnings per unit/share	$7.58	$1.99	$2.31

For additional disclosures regarding the outstanding employee unit / stock options see Note 14.

The following table discloses the number of vested and outstanding options during 2001, 2000, and 1999 that were not included in the computation of diluted earnings per unit/share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

	2001	2000	1999
Number of antidilutive options	194,000	136,500	325,000
Range of option prices for the antidilutive options	$1.63 – 5.58	$14.85 – 15.58	$12.55 – 17.58

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 17. SUPPLEMENTAL CASH FLOW INFORMATION

In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $726,000 cash at closing and approximately a $1.3 million note receivable secured by the real estate.

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

As a result of the merger between PMI and ISC in July 1999, the Company’s investment in PMI was converted into $24.4 million of cash and $57.0 million of International Speed Corporation (“ISC”) Class A common stock.

During 1999, the Company issued $62,000 of common stock for payment of 1997 bonuses.

During 1999, the Company carried back a note receivable for $68,000 from McLeod Properties, Fontana LLC (Budway Trucking, Inc.) from the sale of approximately one-third of an acre of Mill Site Property.

The Company has not capitalized interest or property taxes during 2001, 2000, and 1999.

Note 18. INCOME TAXES

The income tax provisions for the years ended December 31, 2001, 2000 and 1999 are composed of the following:

	2001	2000	1999
Current tax expense:
Federal	$300,000	$—	$1,582,000
State	1,495,000	33,000	6,782,000

	1,795,000	33,000	8,364,000

Deferred tax expense credited to equity:
Federal	—	—	6,048,000
State	—	—	—

	—	—	6,048,000

Deferred tax expense (credit):
Federal	13,144,000	(12,144,000)	(1,000,000)
State	(283,000)	146,000	(2,211,000)

	12,861,000	(11,998,000)	(3,211,000)

	$14,656,000	$(11,965,000)	$11,201,000

There are no deferred tax amounts recorded as a component of equity subsequent to December 31, 1999, as all pre-reorganization NOLs have been utilized. In accordance with FASB 109, the tax benefits

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company has no deferred tax liabilities as of December 31, 2001, as a result of its conversion into a limited liability company. Deferred tax liabilities (assets) were comprised of the following as of December 31, 2000:

2000
Land held for development	$1,911,000
Investment in Fontana Union	6,392,000
Depreciation	114,000

8,417,000

Environmental remediation	(1,788,000)
Investment in MRC.	(1,822,000)
Accounts receivable reserve	(33,000)
Other	(2,200,000)
Loss carryforwards	(15,672,000)

(21,515,000)

Less: Deferred tax asset valuation allowance	238,000

$(12,860,000)

The net change in the valuation allowance during 2001, 2000, and 1999 was a reduction of $238,000, $14,126,000, and $10,635,000, respectively. The decrease in the valuation allowance for 2001 was due to the utilization of net operating loss carry forwards that occurred during 2001 as a result of the sale of the Fontana Union stock, in March 2001.

A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

	2001	2000	1999
	(Restated)
Federal statutory rate	35.0%	34.0%	34.0%
Increase resulting from state tax, net of federal benefit	1.9	12.9	12.7
Federal Alternative Minimum Tax	0.5	—	4.5
Change in tax status	(14.9)	—	—
Additional recognition of pre-reorganization benefits	—	—	17.2
Decrease in post-reorganization valuation allowance	—	(915.2)	(40.5)
Non taxable equity earnings	—	—	3.9

	22.5%	(868.3)%	31.8%

There are no consolidated NOL carryforwards available for Federal income tax or California income tax purposes as of December 31, 2001. As a result of the conversion into a limited liability company, the remaining deferred tax assets and liabilities have been eliminated through the provision.

Subsequent to the conversion, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 19. SIGNIFICANT CUSTOMERS

Significant Customers

Management and Training Corporation (“MTC”) operates a minimum security prison facility on a portion of the Eagle Mountain Site under a lease that expires in June 2002. Minimum lease payments in 2002 are $415,000.

The Company received substantial portions of its revenue from the following customers:

Year Ended December 31	Cucamonga Lease	MTC Lease
2001	$295,000	$815,000
2000	$5,640,000	$780,000
1999	$5,228,000	$764,000

Note 20. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

As discussed in Note 9, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

At the inception of the insurance contract, the Company estimated, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $4.0 million. These liabilities reflected management’s estimate of potential future environmental claims, remediation and related costs but did not represent known claims at the inception of the policy. In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, at September 30, 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the obligation as a litigation accrual. In the event a future claim for damages is filed against the Company that relates to the remaining $2.5 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant’s contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 21. LEGAL PROCEEDINGS

The Company, in the normal course of its business, is involved in various claims and legal proceedings. A number of litigation matters previously reported have settled and such settlements did not have a material adverse impact on the Company’s financial statements. Except for those matters described below, management believes these matters will not have a material adverse effect on Kaiser’s business or financial condition. Significant legal proceedings, including those which may have a material adverse effect on the Company’s business or financial condition, are summarized as follows:

Litigation

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc., completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits.

In December 1999, the first case was filed challenging the land exchange – Donna Charpied; Laurence Charpied; et al. v. United States Department of the Interior; Bureau of Land Management; et al, (United States District Court for the Central District of California, Riverside Division, Case No. EDCV 99-0454 RT(MCx)). In January 2000, a second case was filed - National Parks and Conservation Association v. Bureau of Land Management, et al. (United States District Court for the Central District of California, Riverside Division, Case No. EDCV-00-0041 VAX (JWJx)). We expect that both cases will be consolidated into one hearing. The plaintiffs have argued that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. The plaintiffs have not sought damages other than the recovery of attorneys’ fees. In November 2000, the Ninth Circuit Court of Appeals announced a decision that may have a material adverse impact on Kaiser’s federal land exchange litigation and the pending sale of the landfill project to the District. In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange. The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in Kaiser’s federal land exchange litigation have amended their respective complaints to include allegations that the appraisal used in Kaiser’s land exchange with the BLM is similarly defective. Although we originally anticipated that the federal court would hold a trial or rule on summary judgment motions in May 2001, this original schedule has been substantially delayed in light of the Court of Appeals’ ruling in Bisson. At the current time, we do not know when a trial will be held or a ruling will be made, and Kaiser, MRC and the BLM are evaluating their options with regard to the appraisal used in Kaiser’s completed land exchange.

Warrant Dispute. New Kaiser Employees’ Voluntary Benefit Association, VEBA, and Pension Benefit Guaranty Corporation, PBGC, are the beneficial owners of warrants to purchase, respectively, 460,000 and 285,260 Class A Units in the Company (the warrants were initially for common stock of Kaiser Inc. and in the merger of Kaiser Inc. with and into Kaiser LLC, the warrants were converted into

KAISER VENTURES LLC AND SUBSIDIARIES

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

Asbestos Suits. Kaiser, along with KSC Recovery (the Kaiser Steel Corporation bankruptcy estate), are currently named in approximately forty (40) active asbestos lawsuits. Kaiser and KSC have been previously named in other asbestos suits but for various reasons those suits are not currently being pursued. Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that Kaiser and/or KSC were in some manner associated with one or more shipyards or has successor liability.

In addition, there are several claims involving other facilities such as the Mill Site Property. Most of these lawsuits are third party premises claims that claim injury resulting from exposure to asbestos or asbestos containing products and involve multiple defendants. Kaiser anticipates that it, often along with KSC, will be named as a defendant in additional asbestos lawsuits. A number of large manufacturers and/or installers of asbestos and asbestos containing products have filed for bankruptcy over the past couple of years, increasing the likelihood that additional suits will be filed against us. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against Kaiser and KSC are non-specific, but involve allegations relating to pre-bankruptcy activities. It is difficult to determine the amount of damages that Kaiser could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. Instead these claims incorporate by reference a blanket pleading that asserts an amount of damages in excess of the court’s jurisdictional requirement (usually $50,000). Additionally, those actions which assert a specific amount of damages do not specify the amount by defendant, and Kaiser is often one of many defendants in these cases, often more than 50 defendants. Many cases have been dismissed without Kaiser paying any amount in settlement, and most other cases have been settled for a payment of less than $10,000. Occasionally, Kaiser has entered into settlements in excess of $100,000. Since the bankruptcy proceedings, approximately 176 claims have been resolved, with only 12 of those claims being resolved for a payment in excess of $100,000. Kaiser has resolved approximately 70% of these claims for less than $10,000. Most claims that settled for more than $100,000 were covered entirely, or in part, by insurance.

To date, several, but not all, of the plaintiffs have agreed that they will not pursue Kaiser, although they have the right to pursue Kaiser’s insurance coverage to the extent there is coverage. Kaiser currently believes that these claims are substantially covered by insurance coverage, and we have tendered these suits to the appropriate insurance carriers. Many, but not all, of the current asbestos claims are being accepted for defense and indemnity purposes by insurance carriers, subject to a reservation of rights. However, two insurance carriers are disputing the amount of insurance coverage with regard to the various types of asbestos claims and the extent of the participation the allocation, if any, of defense costs and damages to Kaiser. Kaiser and KSC are engaged in settlement negotiations with insurance carriers with regard to these coverage disputes and Kaiser has reserved for asbestos claims and related matters as a part of its environmental reserves. Depending upon the nature of the claims and the year of claimed exposure, Kaiser’s percentage of exposure in these cases may range from 0 percent to 100 percent. However, as discussed in the section entitled “New Insurance Policy”, effective June 30, 2001, the Company purchased a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

KAISER VENTURES LLC AND SUBSIDIARIES

Kaiser also currently believes that it has various defenses to these claims, including, among other defenses, the discharge granted to it in connection with Kaiser Steel’s bankruptcy reorganization. However, this is an evolving area of the law and it is possible that the bankruptcy discharge will not be recognized in many of the asbestos claims. Because the claims involve pre-bankruptcy activities, the Kaiser Steel bankruptcy estate, through KSC, has been incurring defense and settlement costs, which we expect will be reimbursed in large part by insurance. If KSC is unable to fund these expenses, whether from cash reserves or from insurance proceeds, we may be obligated to fund these costs, which was part of the motivation for purchasing the new insurance policy described below. See “New Insurance Policy.”

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

California Regional Water Quality Control Board. In the Summer of 2001, the RWQCB communicated with Kaiser that the City of Ontario is asserting that we are responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from the Mill Site Property. By way of background, in the Fall of 1993, RWQCB approved a settlement agreement resolving Kaiser’s groundwater remediation obligation. The settlement agreement provided that Kaiser would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. Kaiser has satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. Kaiser has the right to commence its own investigation and to present its findings to the RWQCB before the RWQCB makes a decision on the matter. Our preliminary investigation work has been provided to the RWQCB. Kaiser believes this matter is covered under its new insurance policy that addresses, among other items, environmental matters. See “New Insurance Policy.” and the section entitled “THE CONVERSION PROPOSAL - RISK FACTORS - California Regional Water Quality Control Board” of our Registration Statement on Form S-4, filed October 19, 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 22. SUBSEQUENT EVENT

Settlement of City of Ontario. In February 2004, the Company executed a final settlement agreement with the City of Ontario with regard to allegations of impacts to municipal wells owned by the City of Ontario. In the first quarter of 2004, the full settlement price was paid by insurance and, accordingly, the existing insurance receivable and litigation accrual recorded in the Company’s consolidated financial statements were reduced in the first quarter of 2004.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Note 23. QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
			(Restated – Note 3)	(Restated – Note 3)
2001

Resource revenues	$67,475,000	$168,000	$177,000	$231,000

Income (loss) from operations	$65,084,000	$(917,000)	$692,000	$(2,371,000)

Income (loss) before income tax provision	$65,470,000	$95,000	$1,656,000	$(2,201,000)

Net income	$48,009,000	$70,000	$2,169,000	$116,000

Earnings per unit/share (1)
Basic	$7.35	$0.01	$0.33	$0.02
Diluted	$7.26	$0.01	$0.33	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000

Resource revenues	$1,408,000	$1,593,000	$1,526,000	$3,117,000

Income (loss) from operations	$393,000	$745,000	$283,000	$(624,000)

Income (loss) before income tax provision	$501,000	$793,000	$449,000	$(365,000)

Net income	$300,000	$476,000	$269,000	$12,298,000

Earnings per share (1)
Basic	$0.05	$0.07	$0.04	$1.93
Diluted	$0.04	$0.07	$0.04	$1.84

(1)	Annual per unit/share amounts may not agree to the sum of the quarterly per unit/share amounts due to rounding.

KAISER VENTURES LLC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Period	Charged to Costs and Expenses (A)	Deductions/ Adjustments from Reserves	Balance at End of Period
Year Ended December 31, 2001
Allowance for losses in collection of current accounts receivable	$83,000	$—	$49,000	$34,000

Year Ended December 31, 2000
Allowance for losses in collection of current accounts receivable	$90,000	$—	$7,000	$83,000

Year Ended December 31, 1999
Allowance for losses in collection of current accounts receivable	$303,000	$—	$213,000	$90,000

(A)	Although the Company is continuing to bill Cucamonga at what it believes is the correct Metropolitan Water District of Southern California (“MWD”) rate under the lease with Cucamonga, the Company has elected to report revenues on the basis of amounts Cucamonga is currently paying. The lease dispute was settled as a result of the sale of the Company’s investment in Fontana Union to Cucamonga in March 2001.