Form 10-Q/A
period 2002-03-31
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-Q/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed by the Company on May 21, 2002 (the “Original 10-Q”) to reflect the changes described below.

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

The restatement for the three months ended March 31, 2002, results in a net increase in resource operating costs of $80,000, due to the $80,000 insurance policy premium amortization. This restatement results in an increase in the net loss of $80,000 and basic and diluted loss per unit of $0.01 for the three months ended March 31, 2002.

See Note 2 to the Consolidated Financial Statements, “Accounting Change and Restatement of Consolidated Financial Statements,” for more detail. Conforming changes reflecting the foregoing are made in Part I – Item 1. FINANCIAL STATEMENTS (and footnotes thereto) and Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

In addition, the Company made non-substantive edits to the Original 10-Q.

Except for the foregoing, no other information included in the Original 10-Q is amended in this Form 10-Q/A. All information in this Quarterly Report on Form 10-Q/A is as of March 31, 2002 or May 21, 2002, the date of the filing of the Original 10-Q, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-Q.

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

i

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each stockholder, upon written request of any such person, a copy of the Company’s annual report on Form 10-K/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K/A Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K/A Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 850, Ontario, California 91764. The Form 10-K/A Report can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Form 10-Q/A Report in conjunction with the Company’s 10-K/A Report for the period ended December 31, 2001, since the information contained herein is often an update of the information in the 10-K/A Report.

ii

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-Q/A Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q/A Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this 10-Q/A Report is strongly encouraged to read the entire report, together with the Company’s 2001 10-K/A Report for background information and a complete understanding as to material developments concerning the Company.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since the Kaiser Steel bankruptcy, we have been developing certain assets remaining after the bankruptcy. Currently, our principal assets include:

•	An approximate 80% ownership interest in Mine Reclamation, LLC, (which we refer to as MRC), which has permitted a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million;

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF;

•	Approximately 5,450 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and

•	Cash and cash equivalents, and receivables of approximately $18.1 million as of March 31, 2002.

After a series of transactions in 2000 and 2001, we had accumulated approximately $80 million in cash and had taken steps to reduce our exposure to various possible liabilities, including potential environmental and asbestos liabilities. After consideration of a number of alternatives, it was determined that converting Kaiser Inc. to a limited liability company would maximize the cash available to Kaiser Inc. stockholders, would permit current and future advantageous tax treatment to stockholders and would allow the continuation of our business in a manner that provided flexibility in realizing our investment in our remaining assets. At our November 28, 2001 annual meeting, the conversion of Kaiser Inc. into a limited liability company was approved by Kaiser Inc.’s stockholders. The conversion was accomplished by the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC being the surviving entity. The merger was effective as of 11:59 p.m. on November 30, 2001, and trading in Kaiser Inc.’s common stock ceased as of the close of business on such date. As a result of the merger, each Kaiser Inc. stockholder of record as of December 5, 2001, was entitled to receive $10.00 in cash and one Class A Unit in Kaiser LLC per share of Kaiser Inc. common stock. The Class A Units were valued at $1.50 per unit pursuant to an independent appraisal.

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

Upon closing, $39 million of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level for a period of up to four years. The remaining $2 million of the purchase price will also be placed into an escrow account upon closing and will be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies. The District’s environmental impact report for its Puente Hills landfill was approved in January 2002. However, litigation has been commenced against the District’s environmental impact report for the expansion.

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 10-Q Report.

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

A decision in an unrelated case has the potential of having a material adverse impact on the federal land exchange litigation and thus, the Landfill Project and its pending sale. In November 2000, the Ninth Circuit U.S. Court of Appeals issued a decision which required the reversal of the completed federal land exchange for the competing Mesquite rail-haul landfill project. In the case, Desert Citizens Against Pollution v Bisson, (9th Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management (“BLM”) did not properly value the

KAISER VENTURES LLC AND SUBSIDIARIES

land being acquired by the developer of the landfill project by not considering the land being acquired as a potential landfill. As a result of a decision in the Bisson case the plaintiffs in our federal land exchange litigation amended their respective complaints to now assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective. The BLM is currently undertaking an independent appraisal review of Kaiser’s land exchange in light of the decision in the Bission case. In March 2002, the Federal District Court ruled against the Plaintiffs’ motion requesting that discovery be allowed in the cases and also dismissed the suit against the National Park Service. It is anticipated that a briefing schedule will soon be agreed upon by the parties in the cases.

Financing. During the first quarter MRC commenced and completed a private placement to its existing members resulting in commitments for $3 million funding. We committed to fund at least $2.4 million of the private placement. The funding is a payable in installments with the last installment due in January 2003.

Risks. As is discussed in this 10-Q/A Report and in more detail in the Company’s 2001 Form 10-K/A Report, there are numerous risks associated with MRC and the Landfill Project. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which risks have increased as a result of the Ninth Circuit Courts of Appeals’ decision discussed above.

West Valley Materials Recovery and Transfer Station

West Valley MRF, LLC, referred to as “West Valley MRF or “WVMRF”“ was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF.

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

As part of our continuing strategy, we intend to evaluate any potential offers to purchase our interest in the West Valley MRF in light of our primary objective of optimizing value for our members. The West Valley MRF currently generates sufficient cash flow to fund its cost of operations and does not require additional investment by Kaiser to operate. Furthermore, the West Valley MRF should generate sufficient cash distributions to cover a majority of Kaiser LLC’s foreseeable general and administrative costs.

KAISER VENTURES LLC AND SUBSIDIARIES

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects. Revenues from water resources represent payments under the lease of the Company’s interest in Fontana Union Water Company (“FUWC”) to Cucamonga. However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company’s interest in FUWC to Cucamonga. Income from equity method investments reflects Kaiser’s share of income related to its investment in the West Valley MRF.

KAISER VENTURES LLC AND SUBSIDIARIES

Interim Activities (net)

Revenues from interim activities are generated from various short-term activities that are not material to the Company’s ongoing operations.

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

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2002 and 2001

An analysis of the significant components of the Company’s resource revenues for the quarters ended March 31, 2002 and 2001 follows:

	2002	2001	% Inc. (Dec)
Ongoing Operations
Gain on Sale of FUWC Stock	$—	$65,171,000	(100)%
Water Resource	—	295,000	(100)%
Gain on sale of California Mines	—	1,756,000	(100)%
Deferred gain on Mill Site land sales	27,000	27,000	—%
Income from equity method investment in
West Valley MRF, LLC	247,000	257,000	(4)%

Total ongoing operations	274,000	67,506,000	(99)%

Interim Activities Net Income (Loss) (net)
Lease, service and other	5,000	(31,000)	N/A

Total resource revenues	$279,000	$67,475,000	(99)%

Resource Revenues. Total resource revenues for the first quarter of 2002 were $279,000, compared to $67,475,000 for 2001. Revenues from ongoing operations decreased 99% for the quarter to $274,000 from $67,506,000 in 2001, while interim activities (net of related expenses) improved to net revenue of $5,000 from a net loss of $31,000 in 2001.

Ongoing Operations. During the first quarter of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Water lease revenues under the Company’s 102-year take-or-pay lease with Cucamonga were $0 during the first quarter of 2002 compared to $295,000 for 2001. The absence of water lease revenues during the first quarter of 2002 reflects the sale of the Company’s investment in its FUWC stock which closed March 6, 2001.

During the first quarter of 2001, the Company sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000. The Company also recognized deferred gain of $27,000 from the sales of certain Mill Site properties in 1997 and 1999, in the first quarters of 2002 and 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Interim Activities Net Income (Loss) (net). Interim activities net of expenses for the first quarter of 2002 reported net income of $5,000 compared to a net expense of $31,000 for the same period in 2001. This turnaround in interim activities (net) is only temporary and is primarily due to the reimbursement of salaries and expenses by Mine Reclamation LLC on a capital improvement project which will be concluded during the second quarter of 2002 ($74,000). This net increase is being partially offset by lower net operating revenue at the California Mines which were sold in February 2001 ($37,000). Additionally, the California State budget presented by Governor Davis in early 2002, did not include funding for certain private prisons, such as the one run by Management Training Corporation (“MTC”) in part of the Eagle Mountain Townsite. This budget is currently being reviewed by the California State Legislature and if funding is not restored the Company’s lease with MTC will terminate as soon as practicable after June 30, 2002. This lease termination will in all likelihood result in the mothballing and closure of the Eagle Mountain Townsite by year-end at an anticipated cost of $500,000.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the first quarter of 2002 increased to $80,000 from $42,000 in 2001. This increase was due to the amortization expense associated with the Company’s environmental insurance policy ($80,000) being partially offset by a decrease in the lease commission and outside legal costs associated with the CCWD lease and CCWD lease rate dispute due to the sale of the Company’s investment in its FUWC stock on March 6, 2001 ($42,000).

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

Net Interest Income. Net interest income for the first quarter of 2002 was $185,000 compared to $386,000 in 2001. The change was due primarily to: (a) an decrease in interest income ($230,000) due to lower cash and investment balances and a decrease in interest expense ($29,000) associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its FUWC stock (the collateral for the debt).

Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $502,000 for the first quarter of 2002, versus income of $65,470,000 recorded in 2001. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability $12,590), there are no income taxes imposed directly on the Company. An income tax provision of $2,000 was recorded in the first quarter of 2002 compared to $17,461,000 for 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Income. For first quarter of 2002, the Company reported a net loss of $504,000, or $0.07 per unit, versus net income of $48,009,000, or $7.35 per share, reported for 2001.

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

Working Capital. During the first quarter of 2002, current assets decreased $2.0 million to $16.8 million, while current liabilities decreased $1.2 million to $1.6 million. The decrease in current assets resulted primarily from the $770,000 decrease in cash and cash equivalents and a $1.2 million decline in income tax receivable. The decrease in current liabilities resulted primarily from the payment of year-end accruals ($1.2 million). Included in current liabilities as of March 31, 2002 is $218,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 2002 by $800,000 to $15.2 million at March 31, 2002.

Investments. There was a $3,000 decrease in the Company’s investment in the WVMRF during the first quarter of 2002 due to the Company’s recording of its equity share of income during the period, being completely offset by a $250,000 cash distribution. Our investment in the Eagle Mountain Landfill increased $593,000 during the first quarter of 2002 due to continuing landfill development activities.

Other Assets. The decrease in other assets ($234,000) is related to decreases in notes receivable due to the receipt of recurring payments ($82,000), the amortization of the environmental insurance policy ($80,000), and an increase in accumulated depreciation as of March 31, 2002 ($72,000).

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

KAISER VENTURES LLC AND SUBSIDIARIES

Contingent Liabilities. The Company has contingent liabilities more fully described in the notes to the financial statements.

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in Part I. Item 1. BUSINESS, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this 10-Q/A Report, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, been generally derived from the development of our major long-term projects and investments. The development of a number of these projects and investments, such as our 50% equity ownership of the West Valley MRF, is essentially complete and we have been recognizing significant revenues and income from these investments. However, the revenues from ongoing operations were significantly reduced in 2001 as a result of completing the sale of our ownership interest in FUWC to Cucamonga. In addition, we distributed a significant portion of the net proceeds from the FUWC stock sale ($69,285,000) to Kaiser Inc.’s stockholders in December 2001, as a result of the merger between Kaiser Inc. with and into Kaiser LLC. We also continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

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

Pending Sale of Eagle Mountain Landfill Project. In August 2000, MRC entered into an agreement to sell the landfill project located at the Eagle Mountain Site to the District. Under that agreement, MRC will receive $41 million for the landfill project if the conditions to closing are satisfied and the sale transaction closes. The cash will be held in escrow pending the resolution of certain additional contingencies, which are not expected to occur for several years. The closing of this sale is subject to, among other things, the results of the District’s due diligence, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction and resolution of various titled and joint use matters. The parties have agreed numerous times to extend the initial closing date of the sale transaction pending receipt of land surveys, resolution of title matters, resolution of joint use agreements, resolution of certain title issues, receipt of third-party approvals or consents and other matters. Further extensions during 2002 of the Closing date will be required. There is no assurance that extensions will be granted by either party.

If the sale transaction closes, $39 million of the total purchase price will be deposited, upon closing, into an escrow account and will be released when the outstanding federal litigation related to MRC’s federal land exchange with BLM is fully and satisfactorily resolved. Although the $39 million has not

KAISER VENTURES LLC AND SUBSIDIARIES

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

The District has been undertaking significant due diligence on the landfill project and has the right to terminate the sale agreement if it is not satisfied with the results of its due diligence. Additionally, the parties are negotiating various ancillary agreements and a decision in an unrelated case related to a federal land exchange to which BLM was a party could potentially have a material adverse impact on the landfill project and its pending sale. For additional information see “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project and Pending Site.”

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

Cash Maximization Strategy

We have been developing the assets we received out of the Kaiser Steel bankruptcy and then selling them at such time as we believe we can optimize value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation. Although the closing with the District is currently scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. Also, due to the status of the Districts’ due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date may be delayed further. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Part I. - Items 2. Eagle Mountain Landfill Project and Sale of Landfill Project”;

KAISER VENTURES LLC AND SUBSIDIARIES

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize stockholder value through a sale or other alternative transaction;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To further reduce our general and administrative expenses.

Conversion. In November 2001, the stockholders of Kaiser Inc. overwhelmingly approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between the Kaiser Inc. and Kaiser LLC. In this conversion, Kaiser Inc.’s stockholders received $10.00 in cash plus one Class A Unit for each share of common stock in Kaiser Inc.

Insurance. In furtherance of one of the goals of the Cash Maximization Strategy, we purchased an insurance policy effective June 30, 2001, that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for our ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000, in the aggregate, for defense and indemnity, with no deductible or self-insured retention. With the respect to the Company the policy is designed to provide coverage for future claims in excess of our existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the newly-purchased policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against us. The policy is specifically intended to supplement our previously existing coverage for our known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of Kaiser arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and we paid the balance of approximately $3.8 million.

FINANCIAL STATEMENTS

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2002	December 31, 2001
	(Unaudited)
	(Restated –Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$15,619,000	$16,389,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	153,000	173,000
Income tax receivable	722,000	1,904,000
Notes receivable	337,000	337,000

	16,831,000	18,803,000

Eagle Mountain Landfill Investment	26,244,000	25,651,000

Investment in West Valley MRF	3,885,000	3,888,000

Land and improvements	2,503,000	2,503,000

Other Assets
Notes Receivable	1,266,000	1,348,000
Insurance receivable	1,500,000	1,500,000
Unamortized environmental insurance premium	3,560,000	3,640,000
Buildings and equipment (net)	1,145,000	1,217,000

	7,471,000	7,705,000

Total Assets	$56,934,000	$58,550,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2002	December 31, 2001
	(Unaudited)
	(Restated –Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$274,000	$278,000
Accrued liabilities	1,306,000	2,521,000

	1,580,000	2,799,000

Long-term Liabilities
Deferred gain on sale of real estate	562,000	589,000
Accrued liabilities	267,000	334,000
Litigation accrual	1,500,000	1,500,000
Environmental remediation	2,500,000	2,500,000

	4,829,000	4,923,000

Total Liabilities	6,409,000	7,722,000

Minority Interest	5,479,000	5,280,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,904,299 and 6,901,299, respectively	45,046,000	45,548,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952 and 0	—	—
Class D units; issued and outstanding 48 and 0	—	—

Total Members’ Equity	45,046,000	45,548,000

Total Liabilities and Members’ Equity	$56,934,000	$58,550,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2002	2001
	(Restated –Note 2)
Resource Revenues
Ongoing Operations
Gain on sale of FUWC	$—	$65,171,000
Water resource	—	295,000
Gain on Sale of California Mines	—	1,756,000
Deferred gain on Mill Site land sales	27,000	27,000
Income from equity method investment in the West Valley MRF, LLC	247,000	257,000

Total ongoing operations	274,000	67,506,000

Interim Activities Net Income (Loss)	5,000	(31,000)

Total resource revenues	279,000	67,475,000

Resource Operating Costs
Environmental insurance premium amortization	80,000	—
Water resource expense	—	42,000

Total resource operating costs	80,000	42,000

Income from Resources	199,000	67,433,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock based compensation and stock option repricing expenses	886,000	999,000
Stock based compensation expense	—	195,000
Stock option repricing expense	—	1,155,000

	886,000	2,349,000

(Loss) Income from Operations	(687,000)	65,084,000
Net interest income	(185,000)	(386,000)

(Loss) Income before Income Tax Provision	(502,000)	65,470,000
Income tax provision	2,000	17,461,000

Net (Loss) Income	$(504,000)	$48,009,000

Basic (Loss) Income Per Unit/Share	$(0.07)	$7.35

Diluted (Loss) Income Per Unit/Share	$(0.07)	$7.26

Basic Weighted Average Number of Units/Shares Outstanding	6,904,000	6,535,000
Diluted Weighted Average Number of Units/Shares Outstanding	6,904,000	6,612,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2002	2001
	(Restated –Note 2)
Cash Flows from Operating Activities
Net (loss) income	$(504,000)	$48,009,000
(Income) from equity method investments	(247,000)	(257,000)
Gain on sale of FUWC Stock	—	(65,171,000)
Gain on sale of California Mines	—	(1,756,000)
Deferred tax expense	—	12,860,000
Stock based compensation expense	—	159,000
Stock option repricing	—	1,155,000
Depreciation and amortization	152,000	69,000
Allowance for doubtful accounts	—	—
Mill Site deferred gain realized	(27,000)	(27,000)
Changes in assets:
Receivables and other	20,000	2,010,000
Income tax receivable	1,182,000	—
Changes in liabilities:
Current liabilities	(1,273,000)	(461,000)
Income taxes payable	—	4,379,000
Long-term accrued liabilities	(67,000)	(124,000)

Net cash flows from operating activities	(764,000)	845,000

Cash Flows from Investing Activities
Proceeds from the sale of FUWC Stock	—	81,783,000
Proceeds from the sale of the California Mines	—	726,000
Minority interest	199,000	—
Distribution from West Valley MRF	250,000	—
Note receivable collections	82,000	39,000
Capital expenditures	(539,000)	(365,000)
Environmental remediation expenditures	—	(9,000)

Net cash flows from investing activities	(8,000)	82,174,000

Cash Flows from Financing Activities
Issuance of Class A units/common stock	2,000	119,000

Net cash flows from financing activities	2,000	119,000

Net Changes in Cash and Cash Equivalents	(770,000)	83,138,000

Cash and Cash Equivalents at Beginning of Year	16,389,000	10,097,000

Cash and Cash Equivalents at End of Quarter	$15,619,000	$93,235,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Three Months Ended March 31, 2002

(Unaudited)

	Class A Units	Members’ Equity
Balance at December 31, 2001	6,901,299	$45,548,000

Issuance of Class A units	3,000	2,000
Net Loss (Restated-Note 2)	—	(504,000)

Balance at March 31, 2002 (Restated-Note 2)	6,904,299	$45,046,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited, consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2002, and results of operations and cash flows for the three month periods ended March 31, 2002 and 2001.

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

The restatement for the three months ended March 31, 2002, results in a net increase in resource operating costs of $80,000, due to the $80,000 insurance policy premium amortization. This restatement results in a decrease in net income of $80,000 and basic and diluted earnings per unit of $0.01 for the three months ended March 31, 2002. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the three months ended March 31, 2002 are as follows:

	2002	2002
	As previously reported	As restated
Total resource revenues	$279,000	$279,000

Total resource operating costs	—	80,000

Income from Resources	279,000	199,000

Corporate General and Administrative Expenses	886,000	886,000

Loss from Operations	(607,000)	(687,000)

Net interest income	(185,000)	(185,000)

Loss before Income Tax Provision	(422,000)	(502,000)

Income tax provision	2,000	2,000

Net Loss	$(424,000)	$(504,000)

Basic Loss Per Unit	$(0.06)	$(0.07)

Diluted Loss Per Unit	$(0.06)	$(0.07)

KAISER VENTURES LLC AND SUBSIDIARIES

Note 3. ENVIRONMENTAL INSURANCE AND ENVIRONMENTAL REMEDIATION LIABILITES

The Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad prospective commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for potential liabilities arising from pollution conditions or known and/or potential asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The Company expects this policy will cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

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

In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, in 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the $1.5 million obligation as a litigation accrual, separate from the $2.5 million environmental remediation liabilities. The insurance carrier is currently processing the claim under the terms of the policy.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 4. SUPPLEMENTAL CASH FLOW INFORMATION

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

Note 5. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 3, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

As of March 31, 2002, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.5 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.5 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Note 6. EQUITY

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

Note 7. SUBSEQUENT EVENT

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

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1. LEGAL PROCEEDINGS

As discussed in the Company’s Form 10-K/A Report for 2001, the Company is engaged in certain claims and litigation. Except as noted below, there were no material developments in any legal proceeding in the first quarter.

Product Liability Litigation. On March 22, 2002, we received a complaint in the mail captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02). In summary, the allegations are that Kaiser Steel Corporation or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana. It is further alleged that such portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline which caused damage to the plaintiffs’ respective interests in land and that there were business interruption damages to certain of the plaintiffs. No amount of damages has been pled. Based upon the complaint, it appears that plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or manufactured the pipe in the ruptured section of the pipeline. We have confirmed with plaintiffs’ legal counsel that the lawsuit was filed against several current or former steel companies because of statute of limitation concerns since plaintiffs have not yet made a final determination of who manufactured the pipe that ruptured. Kaiser Inc. and Kaiser LLC were also named as defendants in the lawsuit. If Kaiser should remain in this case, we will vigorously defend the lawsuit.

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

In addition, in an effort to reduce our overhead costs we will be posting all 10-K and 10-K/A Reports, 10-Q and 10-Q/A Reports, press releases and other information on our website at www.kaiserventures.com. You will be able to download and print any such materials from that website.

TERMINATION OF LONG-TERM TRANSACTION INCENTIVE PLAN

As more completely described in the Company’s Form 10-K Report for the period ended December 31, 2001, effective January 1, 2002, the Company terminated the Company’s Long-Term Transaction Incentive Plan (“TIP”) as to future unearned payments that could be payable to the Company’s executive officers. In lieu of the TIP, the Company issued Class C and Class D Units as set forth below. The Class C and Class D Units are designed to replicate the payments that would have been received under the TIP if it had continued.

PARTICIPATING OFFICER	CLASS C UNITS	CLASS D UNITS
Rick Stoddard	400
Terry Cook	240
James Verhey	160
Anthony Silva	72	48
Paul Shampay	80

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32.1 – Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Section 1350, filed with this Report.

Exhibit 32.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

KAISER VENTURES LLC AND SUBSIDIARIES

B. Reports on Form 8-K

None.

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER VENTURES LLC

Dated: December 2, 2004	/s/ James F. Verhey
James F. Verhey
Principal Financial Officer