Form 10-Q/A
period 2002-06-30
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

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

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-Q/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed by the Company on August 5, 2002 (the “Original 10-Q”) to reflect the changes described below.

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

The restatement for the three and six months ended June 30, 2002, results in a net increase in resource operating costs of $80,000 and $160,000, respectively, due to the quarterly amortization of $80,000 of an insurance policy premium. This restatement results in an increase in the net loss of $80,000 and $160,000, respectively, for the three and six months ended June 30, 2002. The basic and diluted loss per unit increased $0.01 and $0.02, respectively, for the three and six months ended June 30, 2002.

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

Except for the foregoing, no other information included in the Original 10-Q is amended in this Form 10-Q/A. All information in this Quarterly Report on Form 10-Q/A is as of June 30, 2002 or August 5, 2002, the date of the filing of the Original 10-Q, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-Q.

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

i

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each unitholder, upon written request of any such person, a copy of the Company’s annual report on Form 10-K/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K/A Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K/A Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Form 10-K/A Report can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Form 10-Q/A Report in conjunction with the Company’s Form 10-K/A Report for the period ended December 31, 2001, and the Company’s 2002 First Quarter Form 10-Q/A Report since the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this 10-Q/A Report is strongly encouraged to read the entire report, together with the Company’s 2001 Form 10-K/A Report and 2002 First Quarter Form 10-Q/A Report for background information and a complete understanding as to material developments concerning the Company.

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

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 2, beginning on Page 15 of this Report and are incorporated herein by this reference.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

As discussed in previous reports, a decision in an unrelated case (Desert Citizens Against Pollution v Bisson, (9th Circuit Court of Appeals, Case No. 97-55429)), has the potential of having a material adverse impact on the federal land exchange litigation and consequently, the Landfill Project and its

KAISER VENTURES LLC AND SUBSIDIARIES

pending sale. In that case, the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management (“BLM”) did not properly value the land being acquired by the developer of the Mesquite landfill project by not considering the land being acquired as a potential landfill. As a result of this decision, the plaintiffs in MRC’s federal land exchange litigation amended their respective complaints to now assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective. The BLM is currently undertaking an independent appraisal review of Kaiser’s land exchange in light of the decision in the Bission case.

Risks. As is discussed in this Form 10-Q/A Report and in more detail in the Company’s 2001 Form 10-K/A Report, there are numerous risks associated with MRC and the Landfill Project, including the competition represented by the Mesquite rail-haul landfill project, which the District has also agreed to purchase. The District has entered into an agreement to purchase the Mesquite rail-haul landfill on what management understands to be substantially similar terms. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange which risks have increased as a result of the Ninth Circuit Courts of Appeals’ decision discussed above.

West Valley Materials Recovery and Transfer Station

West Valley MRF, LLC, referred to as “West Valley MRF” or “WVMRF”, was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF.

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

Eagle Mountain Townsite

A portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California. As reported in our Form 10-K/A Report for 2001, there is a continuing concern that funding for private prisons may be discontinued due to State of California budgetary pressures. While funding for private prisons was initially eliminated in California’s 2002 - 2003 state budget, we understand that it currently is the intent of the California legislature to restore funding for one year. However, since the 2002-2003 budget for the State of California has not been passed and signed into law by the Governor of California as of the filing of this Original 10-Q Report, there is no assurance that funding will actually be restored. Accordingly, the Company is extending the current lease with the prison operator on a month to month basis and is deferring the rent

KAISER VENTURES LLC AND SUBSIDIARIES

payable under the lease. If funding for the private prison fails to materialize, we will not be paid rent after June 30, 2002. Even if there should be funding for the private prison in California’s 2002-2003 budget, there is no assurance that funding for the private prison at the Eagle Mountain Townsite will continue beyond one year. However, if funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly curtail its remaining Eagle Mountain operations and staffing and record a reserve for the cost of such a curtailment.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2002 and 2001

An analysis of the significant components of the Company’s resource revenues for the quarters ended June 30, 2002 and 2001 follows:

	2002	2001	% Inc. (Dec)
Ongoing Operations
Deferred gain on Mill Site land sales	27,000	26,000	4%
Income from equity method investment in West Valley MRF, LLC	355,000	217,000	64%

Total ongoing operations	382,000	243,000	57%

Interim Activities Net Loss
Lease, service and other	(65,000)	(75,000)	13%

Total resource revenues	$317,000	$168,000	89%

Resource Revenues. Total resource revenues for the second quarter of 2002 were $317,000, compared to $168,000 for 2001. Revenues from ongoing operations increased 57% for the quarter to $382,000 from $243,000 in 2001, while interim activities (net of related expenses) improved to a net expense of $65,000 from a net expense of $75,000 in 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

Ongoing Operations. The Company recognized deferred gain of $27,000 and $26,000, respectively, in the second quarters of 2002 and 2001 from the sales of certain Mill Site properties that took place in 1997 and 1999.

Income from equity method investments increased by $138,000 to $355,000 due to higher equity income from the WVMRF during the second quarter of 2002 compared to $217,000 recorded for the same period in 2001. This increase in equity income in the West Valley MRF is mainly due to a 6% increase in volume of waste processed at the WVMRF ($216,000) being partially offset by an increase in depreciation expense due to the facility expansion being completed in May 2001 ($72,000).

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

In November 2000, the voters of California passed Proposition 36 entitled, “The Substance Abuse and Crime Prevention Act” which allowed certain individuals convicted of certain drug offenses to enter a treatment program instead of prison. A benefit of this law was to help reduce the demand for prison cells in California. In February 2002, with a projected deficit of over $20 billion, California’s Governor proposed a budget for the fiscal year beginning in July 2002, that did not contain funding for privately run prisons in the state. After hearings in the legislature, the California Senate determined a need for the private prisons to still exist and passed a budget bill containing funding for all privately run prisons through June 2003. However, as of the filing of this Original Form 10-Q Report, a budget bill has not been passed and signed into law. If funding for private prisons is not retained in California’s final budget, the Company’s lease with MTC will terminate as soon as practicable after June 30, 2002. This lease termination will likely result in the mothballing and closure of the entire Eagle Mountain Townsite by year-end at an anticipated cost of $500,000 to $1.0 million. The Company is extending the current lease on a month-to-month basis and is deferring payment of rent under the lease. If funding for private prisons is discontinued, the Company will not be paid rent after June 30, 2002.

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the second quarter of 2002 increased to $80,000 from $0 in 2001. This increase was due to the amortization expense associated with the Company’s environmental insurance policy ($80,000).

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

KAISER VENTURES LLC AND SUBSIDIARIES

Net Interest Income. Net interest income for the second quarter of 2002 was $92,000 compared to $1,012,000 in 2001. This change was due primarily to a decrease in interest income ($924,000) due to lower cash and investment balances.

Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $346,000 for the second quarter of 2002, versus income of $95,000 recorded in 2001. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability $12,590), there are no income taxes imposed directly on the Company. An income tax provision of $1,000 was recorded in the second quarter of 2002 compared to $25,000 for 2001.

Net Income. For second quarter of 2002, the Company reported a net loss of $347,000, or $0.05 per unit, versus net income of $70,000, or $0.01 per share, reported for 2001.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2002 and 2001

An analysis of the significant components of the Company’s resource revenues for the six months ended June 30, 2002 and 2001 follows:

	2002	2001	% Inc. (Dec)
Ongoing Operations
Gain on Sale of FUWC Stock	$—	$65,171,000	(100)%
Water resource	—	295,000	(100)%
Gain on sale of California mines	—	1,756,000	(100)%
Deferred gain on Mill Site land sales	53,000	53,000	—%
Income from equity method investment in West Valley MRF, LLC	602,000	474,000	27%

Total ongoing operations	655,000	67,749,000	(99)%

Interim Activities Net Loss
Lease, service and other	(59,000)	(106,000)	44%

Total resource revenues	$596,000	$67,643,000	(99)%

Resource Revenues. Total resource revenues for the first six months of 2002 were $596,000, compared to $67,643,000 for 2001. Revenues from ongoing operations decreased 99% for the six months to $655,000 from $67,749,000 in 2001, while interim activities (net of related expenses) improved to net expense of $59,000 from a net expense of $106,000 in 2001.

Ongoing Operations. During the first six months of 2001, the Company sold its investment in FUWC to Cucamonga (to whom the shares were leased under a 102 year lease) for $87.5 million, resulting in a gain of $65.2 million. Water lease revenues under the Company’s 102-year take-or-pay lease with Cucamonga were $0 during the first six months of 2002 compared to $295,000 for 2001. The absence of water lease revenues during the first six months of 2002 reflects the sale of the Company’s investment in its FUWC stock which closed March 6, 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

During the first six months of 2001, the Company sold its California Mine properties for $2.0 million, resulting in a gain of $1,756,000. The Company also recognized deferred gain of $53,000 from the sales of certain Mill Site properties in 1997 and 1999, in the first six months of 2002 and 2001.

Income from equity method investments increased by $128,000 to $602,000 due to higher equity income from the WVMRF during the first six months of 2002 compared to $474,000 recorded for the same period in 2001. This increase in equity income in the West Valley MRF is mainly due to a 7% increase in volume of waste processed at the WVMRF ($502,000), being partially offset by increases in: (a) depreciation expense due to the facility expansion being completed in May 2001 ($184,000); (b) increased repairs and maintenance on rolling stock ($80,000); and (c) other operational and overhead expenses ($98,000).

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

As discussed in “Results of Operations - Analysis for the Quarters ended June 30, 2002 and 2001 - Interim Activities Net Loss” on Page 6 of this Form 10-Q/A Report, continued funding for private prisons by the State of California is in jeopardy. If funding for private prisons is not retained in California’s final budget for 2002-2003, the Company’s lease with MTC will terminate as soon as practicable after June 30, 2002. This lease termination will likely result in the mothballing and closure of the entire Eagle Mountain Townsite by year-end at an anticipated cost of $500,000 to $1.0 million. Rents after June 30, 2002, are being deferred until funding for private prisons is restored. If funding for private prisons is discontinued, the Company will not be paid rent after June 30, 2002.

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the first six months of 2002 increased to $160,000 from $42,000 in 2001. This increase was due to the amortization expense associated with the Company’s environmental insurance policy ($160,000) being partially offset by a decrease in the lease commission and outside legal costs associated with the CCWD lease ($42,000). These expenses terminated with the sale of the Company’s investment in its FUWC stock on March 6, 2001.

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

Net Interest Income. Net interest income for the first six months of 2002 was $277,000 compared to $1,399,000 in 2001. The change was due primarily to: (a) a decrease in interest income ($1,151,000) due

KAISER VENTURES LLC AND SUBSIDIARIES

to lower cash and investment balances and a decrease in interest expense ($32,000) associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its FUWC stock (the collateral for the debt).

Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $848,000 for the first six months of 2002, versus income of $65,565,000 recorded in 2001. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability $12,590), there are no income taxes imposed directly on the Company. An income tax provision of $3,000 was recorded in the first six months of 2002 compared to $17,486,000 for 2001.

Net Income. For first six months of 2002, the Company reported a net loss of $851,000, or $0.12 per unit, versus net income of $48,079,000, or $7.35 per share, reported for 2001.

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

Working Capital. During the first six months of 2002, current assets decreased $6.9 million to $11.9 million, while current liabilities decreased by $1.4 million from $2.8 million to $1.4 million. The decrease in current assets resulted primarily from the $10.3 million decrease in cash and cash equivalents, as a result of the items discussed immediately above, and a $1.2 million decline in income tax receivable, being partially offset by a $4.4 million increase in short-term investments. Additionally, $3.5 million of cash was invested in long-term bonds and commercial paper in 2002. The decrease in current liabilities resulted primarily from the payment of year-end accruals ($1.4 million). Included in current liabilities as of June 30, 2002 is $309,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first six months of 2002 by $5.4 million to $10.6 million at June 30, 2002.

Short-Term and Long-Term Investments. During the second quarter of 2002, the Company invested $7.9 million of its cash reserves in high-grade marketable commercial paper and corporate bonds with maturities that closely match the Company’s anticipated future cash requirements. Due to the maturity dates of these investments, $4.4 million was classified as a current asset while $3.5 million was classified as a long-term asset.

Investments. There was a $102,000 increase in the Company’s investment in the WVMRF during the first six months of 2002 due to the Company’s recording of its equity share of income during the period ($602,000) being nearly offset by $500,000 in cash distributions. The Company’s investment in the Eagle Mountain Landfill increased $1,531,000 during the first six months of 2002 due to continuing landfill development activities.

KAISER VENTURES LLC AND SUBSIDIARIES

Other Assets. The decrease in other assets ($469,000) is related to decreases in notes receivable due to the receipt of recurring payments ($166,000), the amortization of the environmental insurance policy ($160,000), and an increase in accumulated depreciation as of June 30, 2002 ($143,000).

Environmental Remediation Liabilities. As of June 30, 2002, based upon current information, we estimate that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.5 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.5 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3.8 million premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

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

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in Part I. Item 1. BUSINESS, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Form 10-Q/A Report, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the development of our major long-term projects and investments. The development of a number of these projects and investments, such as our 50% equity ownership of the West Valley MRF, is essentially complete and we have been recognizing significant revenues and

KAISER VENTURES LLC AND SUBSIDIARIES

income from these investments. However, the revenues from ongoing operations were significantly reduced in 2001 as a result of completing the sale of our stock in FUWC to Cucamonga. In addition, we distributed a significant portion of the net proceeds received from the FUWC stock sale ($69,285,000) to Kaiser Inc.’s stockholders in December 2001, in connection with the merger between Kaiser Inc. with and into Kaiser LLC. We also continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the profitability of the expansion of the facility’s capacity from 2,000 to 5,000 tons per day. The expanded facility is now operational. The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates, and on the future construction of any competing facilities.

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

Pending Sale of Eagle Mountain Landfill Project. In August 2000, MRC entered into an agreement to sell the landfill project located at the Eagle Mountain Site to the District. Under that agreement, MRC will receive $41 million for the landfill project if the conditions to closing are satisfied and the sale transaction closes. The cash will be held in escrow pending the resolution of certain additional contingencies, which are not expected to occur for several years. The closing of this sale is subject to, among other things, the results of the District’s due diligence, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction and resolution of various title and joint use matters. For additional information see “Part I, Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Site.” The parties have agreed numerous times to extend the initial closing date of the sale transaction pending receipt of land surveys, resolution of title matters, resolution of joint use agreements, resolution of certain title issues, receipt of third-party approvals or consents and other matters. Further extensions during 2002 of the Closing date will be required. There is no assurance that such extensions will be granted by either party.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Cash Maximization Strategy

We have been developing the assets we received out of the Kaiser Steel bankruptcy and then selling them at such time as we believe we can optimize the realizable value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former Kaiser Steel Corporation mill site near Fontana, California, except for an approximate five acre parcel; (ii) entered into an agreement to sell the landfill project to the District, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation. Although the closing with the District is currently scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. Also, due to the status of the District’s due diligence and negotiations regarding joint use matters, we currently anticipate that the closing date may be delayed further. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Part I. - Items 2. Eagle Mountain Landfill Project and Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize stockholder value through a sale or other alternative transaction;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To further reduce our general and administrative expenses.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2002	December 31, 2001
	(Unaudited) (Restated –Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$6,067,000	$16,389,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	408,000	173,000
Short-term investments	4,412,000	—
Income tax receivable	722,000	1,904,000
Notes receivable	337,000	337,000

	11,946,000	18,803,000

Eagle Mountain Landfill Investment	27,182,000	25,651,000

Investment in West Valley MRF	3,990,000	3,888,000

Land and improvements	2,503,000	2,503,000

Long-term investments	3,518,000	—

Other Assets
Notes Receivable	1,182,000	1,348,000
Insurance receivable	1,500,000	1,500,000
Unamortized environmental insurance premium	3,480,000	3,640,000
Buildings and equipment (net)	1,074,000	1,217,000

	7,236,000	7,705,000

Total Assets	$56,375,000	$58,550,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2002	December 31, 2001
	(Unaudited) (Restated –Note 2)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$395,000	$278,000
Accrued liabilities	988,000	2,521,000

	1,383,000	2,799,000

Long-term Liabilities
Deferred gain on sale of real estate	536,000	589,000
Accrued liabilities	268,000	334,000
Litigation accrual	1,500,000	1,500,000
Environmental remediation	2,491,000	2,500,000

	4,795,000	4,923,000

Total Liabilities	6,178,000	7,722,000

Minority Interest	5,487,000	5,280,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,911,799 and 6,901,299, respectively	44,710,000	45,548,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952 and 0, respectively	—	—
Class D units; issued and outstanding 48 and 0, respectively	—	—

Total Members’ Equity	44,710,000	45,548,000

Total Liabilities and Members’ Equity	$56,375,000	$58,550,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(Restated –Note 2)		(Restated –Note 2)
Resource Revenues
Ongoing operations
Gain on sale of FUWC	$—	$—	$—	$65,171,000
Water resource	—	—	—	295,000
Gain on sale of California mines	—	—	—	1,756,000
Deferred gain on Mill Site land sales	27,000	26,000	53,000	53,000
Income from equity method investment in the West Valley MRF, LLC	355,000	217,000	602,000	474,000

Total ongoing operations	382,000	243,000	655,000	67,749,000

Interim Activities Net Loss	(65,000)	(75,000)	(59,000)	(106,000)

Total resource revenues	317,000	168,000	596,000	67,643,000

Resource Operating Costs
Environmental insurance premium amortization	80,000	—	160,000	—
Water resource expense	—	—	—	42,000

Total resource operating costs	80,000	—	160,000	42,000

Income from Resources	237,000	168,000	436,000	67,601,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock based compensation and stock option repricing expenses	675,000	968,000	1,561,000	1,968,000
Stock based compensation expense	—	—	—	195,000
Stock option repricing expense	—	117,000	—	1,272,000

	675,000	1,085,000	1,561,000	3,435,000

Income (loss) from Operations	(438,000)	(917,000)	(1,125,000)	64,166,000
Net interest income	(92,000)	(1,012,000)	(277,000)	(1,399,000)

Income (loss) before Income Tax Provision	(346,000)	95,000	(848,000)	65,565,000
Income tax provision	1,000	25,000	3,000	17,486,000

Net Income (loss)	$(347,000)	$70,000	$(851,000)	$48,079,000

Basic Earnings (loss) Per Share	$(0.05)	$0.01	$(0.12)	$7.35

Diluted Earnings (loss) Per Share	$(0.05)	$0.01	$(0.12)	$7.26

Basic Weighted Average Number of Units/Shares Outstanding	6,906,000	6,463,000	6,905,000	6,544,000

Diluted Weighted Average Number of Units/Shares Outstanding	6,906,000	6,541,000	6,905,000	6,621,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2002	2001
	(Restated –Note 2)
Cash Flows from Operating Activities
Net (loss) income	$(851,000)	$48,079,000
Income from equity method investments	(602,000)	(474,000)
Gain on sale of FUWC Stock	—	(65,171,000)
Gain on sale of California Mines	—	(1,756,000)
Deferred tax expense	—	12,860,000
Issuance of Restricted Class A Units	11,000	—
Unit/Stock based compensation expense	—	159,000
Stock option repricing	—	1,273,000
Depreciation and amortization	303,000	129,000
Allowance for doubtful accounts	—	—
Mill Site deferred gain realized	(53,000)	(53,000)
Changes in assets:
Receivables and other	(235,000)	1,726,000
Income tax receivable	1,182,000	—
Changes in liabilities:
Current liabilities	(1,561,000)	(960,000)
Income taxes payable	—	1,054,000
Long-term accrued liabilities	(66,000)	(129,000)

Net cash flows used in operating activities	(1,872,000)	(3,263,000)

Cash Flows from Investing Activities
Proceeds from the sale of FUWC Stock	—	81,783,000
Proceeds from the sale of the California Mines.	—	726,000
Purchase of short/long-term investments	(7,930,000)	—
Minority interest	207,000	—
Distribution from West Valley MRF	500,000	500,000
Notes receivable collections	166,000	114,000
Environmental insurance	—	(3,800,000)
Capital expenditures	(1,386,000)	(579,000)
Environmental remediation expenditures	(9,000)	(126,000)

Net cash flows from (used in) investing activities	(8,452,000)	78,618,000

Cash Flows from Financing Activities
Issuance of Class A units/common stock	2,000	131,000

Net cash flows from financing activities	2,000	131,000

Net Changes in Cash and Cash Equivalents	(10,322,000)	75,486,000

Cash and Cash Equivalents at Beginning of Year	16,389,000	10,097,000

Cash and Cash Equivalents at End of Quarter	$6,067,000	$85,583,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Six Months Ended June 30, 2002

(Unaudited)

	Class A Units	Members’ Equity
Balance at December 31, 2001	6,901,299	$45,548,000
Issuance of Class A units	10,500	13,000
Net Loss (Restated-Note 2)	—	(851,000)

Balance at June 30, 2002 (Restated-Note 2)	6,911,799	$44,710,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited, consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2002, and results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The restatement for the three and six months ended June 30, 2002, results in a net increase in resource operating costs of $80,000 and $160,000, respectively, due to the quarterly amortization of $80,000 of an insurance policy premium. This restatement results in an increase in the net loss of $80,000 and $160,000, respectively, for the three and six months ended June 30, 2002. The basic and diluted loss per unit increased $0.01 and $0.02, respectively, for the three and six months ended June 30, 2002. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the three and six months ended June 30, 2002 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2002	2002	2002
	As previously reported	As restated	As previously reported	As restated
Total resource revenues	$317,000	$317,000	$596,000	$596,000
Total resource operating costs	—	80,000	—	160,000

Income from Resources	317,000	237,000	596,000	436,000
Corporate General and Administrative Expenses	675,000	675,000	1,561,000	1,561,000

Loss from Operations	(358,000)	(438,000)	(965,000)	(1,125,000)
Net interest income	(92,000)	(92,000)	(277,000)	(277,000)

Loss before Income Tax Provision	(266,000)	(346,000)	(688,000)	(848,000)
Income tax provision	1,000	1,000	3,000	3,000

Net Loss	$(267,000)	$(347,000)	$(691,000)	$(851,000)

Basic Loss Per Unit	$(0.04)	$(0.05)	$(0.10)	$(0.12)

Diluted Earnings Loss Per Unit	$(0.04)	$(0.05)	$(0.10)	$(0.12)

Note 3. ENVIRONMENTAL INSURANCE AND ENVIRONMENTAL REMEDIATION LIABILITIES

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

Note 4. SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2002 the Company issued a total of 7,500 Restricted Class A units to outside members of its Board of Managers as part of their compensation. The restrictions on these units lapse in January 2003.

In the first quarter of 2001, the Company sold its California Mine Property for $2 million, $700,000 cash at closing and approximately a $1.3 million note receivable secured by the real estate.

During the six months ended June 30, 2001, the Company had 44,833 stock options exercised on a net basis. These transactions resulted in the Company receiving 30,146 shares of its own common stock as payment for the purchase price of the options and for the payment of income taxes.

Note 5. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in commercial paper, debt instruments and government securities. All investments are classified as held-to-maturity investments. The following is a summary of investment securities:

June 30, 2002

Held-to-Maturity Securities	Amortized Cost	Less Current Maturities	Maturities from One to Five Years
U.S. corporate commercial paper	$4,442,000	$3,912,000	$530,000
U.S. corporate debt securities	2,487,000	—	2,487,000
U.S. corporate securities	1,001,000	500,000	501,000

	$7,930,000	$4,412,000	$3,518,000

KAISER VENTURES LLC AND SUBSIDIARIES

Note 6. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2002, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (80% of which belongs to Kaiser), far more than its capitalized cost; (b) our 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station continues to generate significant net income and positive cash flow; (c) our long-term notes receivable are performing as written; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 7. EAGLE MOUNTAIN CONTRACT WITH MANAGEMENT TRAINING CORP

In November 2000, the voters of California passed Proposition 36 entitled, “The Substance Abuse and Crime Prevention Act” which allowed certain individuals convicted of certain drug offenses to enter a treatment program instead of prison. A benefit of this law was to help reduce the demand for prison cells in California. In February 2002, with a projected deficit of over $20 billion, California’s Governor proposed a budget for the fiscal year beginning in July 2002, that did not contain funding for privately run prisons in the state. After hearings in the legislature, the California Senate determined a need for the private prisons to still exist and passed a budget bill containing funding for all privately run prisons through June 2003. However, as of the filing of this Form 10-Q Report, a budget bill has not been passed and signed into law. If funding for private prisons is not retained in California’s final budget, the Company’s lease with MTC will terminate as soon as practicable after June 30, 2002. This lease termination will likely result in the mothballing and closure of the entire Eagle Mountain Townsite by year-end at an anticipated cost of $500,000 to $1.0 million. The Company is extending the current lease on a month-to-month basis and is deferring payment of rent under the lease. If funding for private prisons is discontinued, the Company will not be paid rent after June 30, 2002.

Note 8. COMMITMENTS AND CONTINGENCIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

As of June 30, 2002, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.5 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.5 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Note 9. EQUITY

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

Note 10. SUBSEQUENT EVENT

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

PART II

Item 1. LEGAL PROCEEDINGS

As discussed in the Company’s Form 10-K/A Report for 2001, and in the Company’s Form 10-Q/A Report for the quarter ended March 31, 2002, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the second quarter.

Item 2. CHANGES IN SECURITIES

Not applicable.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

During the second quarter, employment agreements between Business Staffing, Inc. and the Company’s executive officers were finalized. There were no material changes from the employment agreements formerly with Kaiser Inc. except that the severance benefits of an executive officer will vest upon the death of the executive officer. Business Staffing, Inc. leases to the Company all of its employees.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 10.1* - Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated effective January 1, 2002.**

Exhibit 10.2* - Employment Agreement between Business Staffing, Inc. and Paul E Shampay dated effective January 1, 2002. **

Exhibit 10.3* - Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated effective January 1, 2002. **

Exhibit 10.4* - Employment Agreement between Business Staffing, Inc. and James F. Verhey dated effective January 1, 2002. **

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32.1 – Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Section 1350, filed with this Report.

Exhibit 32.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

*	Indicates a compensation plan, contract or arrangement.
**	Exhibit filed with the Original 10-Q

B.	Reports on Form 8-K

None.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

KAISER VENTURES LLC

Dated: December 2, 2004	/s/ James F. Verhey
James F. Verhey
Principal Financial Officer