Form 10-Q/A
period 2002-09-30
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

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

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-Q/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed by the Company on November 12, 2002 (the “Original 10-Q”) to reflect the changes described below.

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

The restatement for the three and nine months ended September 30, 2002, results in a net increase in resource operating costs of $80,000 and $240,000, respectively, due to the quarterly amortization of $80,000 of an insurance policy premium. This restatement results in a decrease in net income of $80,000 for the three months and an increase in the net loss of $240,000 for the nine months ended September 30, 2002. The basic and diluted income per unit decreased $0.01 for the three months and the basic and diluted loss per unit increased $0.03 for the nine months ended September 30, 2002.

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

Except for the foregoing, no other information included in the Original 10-Q is amended in this Form 10-Q/A. All information in this Quarterly Report on Form 10-Q/A is as of September 30, 2002 or November 12, 2002, the date of the filing of the Original 10-Q, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-Q.

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

The reader is encouraged to read this Form 10-Q/A Report in conjunction with the Company’s Form 10-K Report for the period ended December 31, 2001, and the Company’s 2002 First and Second Quarter Form 10-Q/A Reports since the information contained herein is often an update of the information in such reports.

ii

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-Q/A Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report, 8-K Report or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q/A Report or in other written or oral statements, the words “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; lower profits or losses at the West Valley MRF; litigation, including, among others, claims that relate to Eagle Mountain or pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes, or claims in excess of insurance coverage; the impact of federal, state, and local laws and regulations on the landfill project; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this 10-Q/A Report is strongly encouraged to read the entire report, together with the Company’s 2001 Form 10-K/A Report and 2002 First Quarter and Second Form 10-Q/A Reports for background information and a complete understanding as to material developments concerning the Company.

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

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 4, beginning on Page 14 of this Report and are incorporated herein by this reference.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

In that case, the Court of Appeals, among other things, determined that the U.S. Bureau of Land Management (“BLM”) did not properly value the land being acquired by the developer of the Mesquite landfill project by not considering this land being used as a landfill. As a result of this decision, the plaintiffs in MRC’s federal land exchange litigation have amended their respective complaints to assert that the appraisal used to complete the federal land exchange between the BLM and the Company is similarly defective. The BLM has undertaken an independent appraisal review of Kaiser’s land exchange in light of the decision in the Bisson case. The BLM’s independent appraisal review concluded that the “highest and best” use analysis in the appraisal used for the land exchange would not change as a result of further consideration of the pending Landfill Project.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case environmental insurance costs and recoveries relating to the Company’s historical operations). Total resource operating costs for the third quarter of 2002 increased to $80,000 from ($1,420,000) in 2001. This increase in operating costs was due to a gain from insurance coverage recognized in the third quarter of 2001 ($1,500,000). The gain from insurance coverage is the result of an insurance policy providing coverage for a previously recorded estimated environmental remediation liability of $1,500,000. Both quarters contained an expense of $80,000 due to the amortization expense associated with the Company’s environmental insurance policy.

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

Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $229,000 for the third quarter of 2002, versus income of $1,656,000 recorded in 2001. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability of $12,590), there are no income taxes imposed directly on the Company. The gross revenue tax recorded for the third quarter of 2002 was $4,000. Additionally, during the third quarter of 2002, the Company recorded a tax benefit of $585,000. This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001 relating to activity prior to its conversion to a limited liability company.

Net Income. For the third quarter of 2002, the Company reported net income of $352,000, or $0.05 per unit, versus net income of $2,169,000, or $0.33 per share, reported for 2001.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2002 and 2001

An analysis of the significant components of the Company’s resource revenues for the nine months ended September 30, 2002 and 2001 follows:

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

Income from equity method investments increased by $371,000 to $1,078,000 during the first nine months of 2002 due to increased equity income from the WVMRF compared to $707,000 recorded for the same period in 2001. This increase in equity income in the West Valley MRF is mainly due to an 8% increase in volume of waste processed at the WVMRF ($757,000) and a decrease in interest expense ($44,000), being partially offset by increases in: (a) depreciation expense due to the facility expansion being completed in May 2001 ($113,000); (b) increased repairs and maintenance ($142,000); and (c) other operational and overhead expenses ($171,000).

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

As discussed above, a portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California. While funding for private prisons was initially eliminated in California’s 2002—2003 state budget, the 2002-2003 budget for the State of California was signed on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003. It is probable that funding for the private prison located at Eagle Mountain will not be extended beyond June 30, 2003. If funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing and record a reserve. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which reserve management will continue to review.

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs and recoveries relating to the Company’s historical operations). Total resource operating costs for the nine months ended September 30, 2002 increased to $240,000 from ($1,378,000) in 2001. This increase was due to the gain from insurance coverage ($1,500,000), which occurred in 2001 and a decrease in the commission and outside legal costs associated with the CCWD lease, being partially offset by an increase in the amortization expense associated with the Company’s environmental insurance policy ($160,000). The gain from insurance coverage, in 2001, was the result of an insurance policy providing coverage for a previously recorded estimated environmental remediation liability of $1,500,000. The increase in the amortization expense of the Company’s environmental insurance policy is due to the commencement date of the policy which began on July 1, 2001 at the rate of $80,000 per quarter. The decrease in the commission and outside legal costs associated with the CCWD lease was due to the sale of the Company’s investment in FUWC on March 6, 2001.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Net Interest Income. Net interest income for the first nine months of 2002 was $392,000 compared to $2,362,000 in 2001. The reduction was due primarily to: (a) a decrease in interest income ($2,006,000) due to lower cash and lower interest rates and a decrease in interest expense ($35,000) associated with the Company’s $30,000,000 revolving-to-term credit facility with Union Bank which was terminated prior to the Company’s sale of its FUWC stock (the collateral for the debt).

Pre-Tax Loss and Income Tax Provision. The Company recorded a loss before income tax provision of $1,077,000 for the first nine months of 2002, versus income of $67,220,000 recorded in 2001. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unitholders for inclusion in their respective income tax returns. Therefore, with the exception of a small gross revenue tax imposed by the State of California (maximum annual liability of $12,590), there are no income taxes imposed directly on the Company. The gross revenue tax recorded for the first nine months of 2002 was $7,000. Additionally, during the third quarter of 2002, the Company recorded a tax benefit of $585,000. This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001 relating to activity prior to its conversion to a limited liability company.

Net Income. For first nine months of 2002, the Company reported a net loss of $499,000, or $0.07 per unit, versus net income of $50,247,000, or $7.67 per share, reported for 2001.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $8,121,000 to $8,268,000 at September 30, 2002 from $16,389,000 at December 31, 2001. Included in cash and cash equivalents is $1,844,000 and $1,387,000 held solely for the benefit of MRC at September 30, 2002 and December 31, 2001, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the investment of $6.5 million in excess cash reserves into short-term and long-term commercial paper, certificates of deposit, corporate bonds and U.S. government securities; (b) the payment of year-end accruals of $1.3 million; and (c) capital expenditures of $1.8 million (predominantly relating to the Eagle Mountain Landfill Project). These cash uses were partially offset by receipt of income tax refunds of $2.4 million and cash distributions from the West Valley MRF of $750,000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Other Assets. The decrease in other assets ($701,000) is related to decreases in notes receivable due to the receipt of recurring payments ($250,000), the amortization of the environmental insurance policy ($240,000), and an increase in accumulated depreciation as of September 30, 2002 ($211,000).

Environmental Remediation Liabilities. As of September 30, 2002, based upon current information, we estimate that our future environmental liability related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.5 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.5 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, in association with the Company’s Board, recommended that the Audit Committee review its current charter and consider adopting a new charter to reflect the most recent pronouncements of the Securities and Exchange Commission with respect to Audit Committees of public companies.

On October 21, 2002, after review and discussion, the Board of Managers and the Audit Committee adopted a new charter for the Audit Committee. The Audit Committee’s new charter requires that the Audit Committee meet quarterly to review the Company’s filings and earnings press releases before they are filed or released. Those meetings include discussions with the Company’s management and outside auditors as well as an executive session. These quarterly meetings are intended to ensure that the Audit Committee understands the trends and risks applicable to the Company’s business and reviews and approves the release of the Company’s quarterly and annual earnings after an informed review of the results. Among other things, the Audit Committee’s new charter also confirms that the auditors are to report directly to the Audit Committee and gives the Audit Committee sole responsibility for hiring and firing the auditors, as well as mediating any disagreement that might arise between our management and the auditors. As part of the new Audit Committee charter, the Company intends to also adopt a new employee policy to encourage employees to submit reports or inquiries to the Audit Committee, on a strictly confidential basis, for the committee’s independent investigation.

Based on its review of the Company’s disclosure controls and procedures, and the adoption by the Board of a new charter, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2002	December 31, 2001
	(Unaudited) (Restated –Note 2)
ASSETS

Current Assets
Cash and cash equivalents	$8,268,000	$16,389,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	495,000	173,000
Short-term investments	2,741,000	—
Income tax receivable	117,000	1,904,000
Notes receivable	337,000	337,000

	11,958,000	18,803,000

Eagle Mountain Landfill Investment	27,438,000	25,651,000

Investment in West Valley MRF	4,215,000	3,888,000

Land and improvements	2,503,000	2,503,000

Long-term investments	3,769,000	—

Other Assets
Notes receivable	1,098,000	1,348,000
Insurance receivable	1,500,000	1,500,000
Unamortized environmental insurance premium	3,400,000	3,640,000
Buildings and equipment (net)	1,006,000	1,217,000

	7,004,000	7,705,000

Total Assets	$56,887,000	$58,550,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2002	December 31, 2001
	(Unaudited) (Restated –Note 2)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$294,000	$278,000
Accrued liabilities	1,212,000	2,521,000

	1,506,000	2,799,000

Long-term Liabilities
Deferred gain on sale of real estate	509,000	589,000
Accrued liabilities	254,000	334,000
Litigation accrual	1,500,000	1,500,000
Environmental remediation	2,470,000	2,500,000

	4,733,000	4,923,000

Total Liabilities	6,239,000	7,722,000

Minority Interest	5,586,000	5,280,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,911,799 and 6,901,299, respectively	45,062,000	45,548,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952 and 0, respectively	—	—
Class D units; issued and outstanding 48 and 0, respectively	—	—

Total Members’ Equity	45,062,000	45,548,000

Total Liabilities and Members’ Equity	$56,887,000	$58,550,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(Restated –Note 2)		(Restated –Note 2)
Resource Revenues
Ongoing operations
Gain on sale of FUWC	$—	$—	$—	$65,171,000
Water resource	—	—	—	295,000
Gain on sale of California mines	—	—	—	1,756,000
Deferred gain on Mill Site land sales	27,000	27,000	80,000	80,000
Income from equity method investment in the West Valley MRF, LLC	475,000	233,000	1,078,000	707,000

Total ongoing operations	502,000	260,000	1,158,000	68,009,000

Interim Activities Net Loss	(96,000)	(83,000)	(155,000)	(188,000)

Total resource revenues	406,000	177,000	1,003,000	67,821,000

Resource Operating Costs
Gain from environmental claim coverage	—	(1,500,000)	—	(1,500,000)
Environmental insurance premium amortization	80,000	80,000	240,000	80,000
Water resource expense	—	—	—	42,000

Total resource operating costs	80,000	(1,420,000)	240,000	(1,378,000)

Income from Resources	326,000	1,597,000	763,000	69,199,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock based compensation and stock option repricing expenses (benefit)	670,000	1,284,000	2,232,000	3,252,000
Stock based compensation expense	—	41,000	—	237,000
Stock option repricing expense (benefit)	—	(420,000)	—	852,000

	670,000	905,000	2,232,000	4,341,000

Income (loss) from Operations	(344,000)	692,000	(1,469,000)	64,858,000

Net interest income	(115,000)	(964,000)	(392,000)	(2,362,000)

Income (loss) before Income Tax Provision (Benefit)	(229,000)	1,656,000	(1,077,000)	67,220,000

Income tax provision (benefit)	4,000	(513,000)	7,000	16,973,000
Income tax benefit attributable to activities prior to conversion to LLC	(585,000)	—	(585,000)	—

Net Income (loss)	$352,000	$2,169,000	$(499,000)	$50,247,000

Basic Earnings (loss) Per Unit/Share	$0.05	$0.33	$(0.07)	$7.67

Diluted Earnings (loss) Per Unit/Share	$0.05	$0.33	$(0.07)	$7.58

Basic Weighted Average Number of Units/Shares Outstanding	6,912,000	6,567,000	6,907,000	6,552,000

Diluted Weighted Average Number of Units/Shares Outstanding	6,932,000	6,612,000	6,907,000	6,627,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2002	2001
	(Restated –Note 2)
Cash Flows from Operating Activities
Net (loss) income	$(499,000)	$50,247,000
Income from equity method investments	(1,078,000)	(707,000)
Income tax benefit attributable to activities prior to conversion to LLC	(585,000)	—
Gain on sale of FUWC Stock	—	(65,171,000)
Gain on sale of California Mines	—	(1,756,000)
Gain from environmental insurance claim coverage	—	(1,500,000)
Deferred tax expense	—	12,860,000
Issuance of Restricted Class A Units	11,000	—
Unit/Stock based compensation expense	—	201,000
Stock option repricing	—	852,000
Depreciation and amortization	451,000	274,000
Mill Site deferred gain realized	(80,000)	(80,000)
Changes in assets:
Receivables and other	(322,000)	1,930,000
Income tax receivable	2,372,000	—
Changes in liabilities:
Current liabilities	(1,271,000)	(1,262,000)
Income taxes payable	—	542,000
Long-term accrued liabilities	(80,000)	(128,000)

Net cash flows used in operating activities	(1,081,000)	(3,698,000)

Cash Flows from Investing Activities
Proceeds from the sale of FUWC Stock	—	81,783,000
Proceeds from the sale of the California Mines.	—	726,000
Purchase of short/long-term investments	(6,510,000)	—
Minority interest	306,000	—
Distribution from West Valley MRF	750,000	750,000
Notes receivable collections	250,000	195,000
Environmental insurance	—	(3,800,000)
Capital expenditures	(1,808,000)	(862,000)
Environmental remediation expenditures	(30,000)	(126,000)

Net cash flows from (used in) investing activities	(7,042,000)	78,666,000

Cash Flows from Financing Activities
Issuance of Class A units/common stock	2,000	274,000

Net cash flows from financing activities	2,000	274,000

Net Changes in Cash and Cash Equivalents	(8,121,000)	75,242,000

Cash and Cash Equivalents at Beginning of Year	16,389,000	10,097,000

Cash and Cash Equivalents at End of Quarter	$8,268,000	$85,339,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Nine Months Ended September 30, 2002

(Unaudited)

	Class A Units	Members’ Equity
Balance at December 31, 2001	6,901,299	$45,548,000
Issuance of Class A units	10,500	13,000
Net Loss (Restated-Note 2)	—	(499,000)

Balance at September 30, 2002 (Restated-Note 2)	6,911,799	$45,062,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited, consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2002, and results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The restatement for the three and nine months ended September 30, 2002, results in a net increase in resource operating costs of $80,000 and $240,000, respectively, due to the quarterly amortization of $80,000 of an insurance policy premium. This restatement results in a decrease in net income of $80,000 for the three months and an increase in the net loss of $240,000 for the nine months ended September 30, 2002. The basic and diluted income per unit decreased $0.01 for the three months and the basic and diluted loss per unit increased $0.03 for the nine months ended September 30, 2002. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the three and nine months ended September 30, 2002 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2002	2002	2002
	As previously reported	As restated	As previously reported	As restated
Total resource revenues	$406,000	$406,000	$1,003,000	$1,003,000

Total resource operating costs	—	80,000	—	240,000

Income from Resources	406,000	326,000	1,003,000	763,000

Corporate General and Administrative Expenses	670,000	670,000	2,232,000	2,232,000

Loss from Operations	(264,000)	(344,000)	(1,229,000)	(1,469,000)

Net interest income	(115,000)	(115,000)	(392,000)	(392,000)

Loss before Income Tax Provision (Benefit)	(149,000)	(229,000)	(837,000)	(1,077,000)

Income tax provision (benefit)	(581,000)	(581,000)	(578,000)	(578,000)

Net Income (Loss)	$432,000	$352,000	$(259,000)	$(499,000)

Basic Earnings (Loss) Per Unit	$0.06	$0.05	$(0.04)	$(0.07)

Diluted Earnings (Loss) Per Unit	$0.06	$0.05	$(0.04)	$(0.07)

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

Note 7. EAGLE MOUNTAIN CONTRACT WITH MANAGEMENT TRAINING CORP

A portion of the Eagle Mountain Townsite is leased to a company that operates a minimum security prison under contract with the State of California. While funding for private prisons was initially eliminated in California’s 2002—2003 state budget, the 2002-2003 budget for the State of California was signed into law on September 5, 2002, restored funding for private prisons, including the private prison located at Eagle Mountain, but only through June 30, 2003. It is probable that funding for the private prison located at Eagle Mountain will not be extended beyond June 30, 2003. If funding for the private prison is discontinued, for any reason, and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which reserve management will continue to review.

Note 8. INCOME TAX BENEFIT

During the third quarter of 2002, the Company recorded a tax benefit of $585,000. This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax forms for 2001 relating to activity prior to the conversion to a limited liability company.

Note 9. COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2002, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.5 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.5 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 10. EQUITY

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

Note 11. SUBSEQUENT EVENT

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

PART II

Item 1. LEGAL PROCEEDINGS

As discussed in the Company’s Form 10-K/A Report for 2001, and in the Company’s Form 10-Q/A Report for the quarters ended March 31, 2002 and June 30, 2002, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the third quarter, except as discussed below.

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

London Carriers Indemnification Claim. On November 6, 2002, the Company received a letter from legal counsel for certain Underwriters at Lloyd’s, London and certain London Market Insurance Companies (“London Carriers”) allegedly tendering defense and indemnification obligations to the Company as a result of the London Carriers being a defendant in a lawsuit entitled Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. The London Carriers allege that the Company has indemnity and defense obligations pursuant to a settlement agreement reached with the London Carriers in 1995. It appears that the underlying amount in dispute is in excess of $3,000,000 plus attorneys’ fees. Since this matter was just recently received, the Company has just begun its investigation and review of this matter.

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

Exhibit 99.3 - Audit Committee Charter of Kaiser Ventures LLC.**

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