Form 10-K/A
period 2002-12-31
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

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

Documents Incorporated By Reference: Portions of the definitive Proxy Statement for the Registrant’s 2003 annual meeting are incorporated by referenced in Part III of this Report on Form 10-K/A. In addition, certain exhibits as identified in the Exhibit List to this Report on Form 10-K/A are incorporated by reference.

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-K/A, Kaiser Ventures LLC, the successor to Kaiser Ventures Inc. (the Company), amends Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed by the Company on March 27, 2003 (the “Original 10-K”) to reflect the changes described below.

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

The restatement for the year ended December 31, 2002, results in a net increase in resource operating costs of $320,000 for amortization of the insurance policy premium. This restatement results in an increase in the net loss of $320,000 and basic and diluted loss per unit of $0.05 for the year ended December 31, 2002.

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

Except for the foregoing, no other information included in the Original 10-K is amended in this Form 10-K/A. All information in this Annual Report on Form 10-K/A is as of December 31, 2002 or March 27, 2003, the date of the filing of the Original 10-K, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-K.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

i

KAISER VENTURES LLC AND SUBSIDIARIES

ii

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-K/A Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report or 8-K Report of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K/A Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. Under this strategy, Kaiser sought to:

•	To complete the sale of the landfill project at the Eagle Mountain Site and to resolve the outstanding litigation in connection with the related federal land exchange at that site.

•	To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

•	To continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe it is appropriate to sell this asset;

•	To sell miscellaneous assets such as surplus property and mineral interests in Southern California; and

•	To further reduce our general and administrative expenses by continuing to reduce our staff as well as sell our remaining assets.

Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

•	In August 2000, MRC entered into an agreement to sell the landfill project at the Eagle Mountain Site to the District. This sale is subject to the satisfaction of numerous conditions, not all of which have been satisfied. As a result, we cannot be sure that this sale will close on the terms negotiated with the District, if at all. For additional information, see “BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Pending Sale of the Landfill Project.”

•	Also in August 2002, we sold approximately 588 acres of the former KSC mill site property (referred to as the Mill Site Property) for $16 million in cash plus the assumption of certain environmental liabilities. For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - CCG Ontario, LLC.”

•	In October 2000, we sold approximately 37 additional acres of the Mill Site Property for $3.8 million in cash. For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - Rancho Cucamonga Parcel.”

•	In March 2001, we sold our interest in Fontana Union Water Company, a mutual water company, for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease. For additional information, see “BUSINESS - Historical Operations and Completed Transactions - Water Resources - Fontana Union Stock Sale.”

KAISER VENTURES LLC AND SUBSIDIARIES

•	In June 2001, we purchased a twelve-year insurance policy effective June 30, 2001, expected to cover substantially all environmental claims related to the historical operations of Kaiser for an aggregate cost of approximately $5.8 million, of which KSC Recovery, Inc., Kaiser Steel’s bankruptcy estate (referred to as “KSC”), paid $2 million and we paid the balance of approximately $3.8 million. For additional information, see “BUSINESS - Historical Operations and Complete Transactions - Mill Site Environmental Matters.”

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In addition to the federal land exchange litigation, the Company, along with the U.S. Department of Interior, the BLM, the District and Metropolitan Water District of Southern California, received a letter in September 2002 from the Center for Biological Diversity, the Sierra Club, and Citizens for the

KAISER VENTURES LLC AND SUBSIDIARIES

Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the landfill project. Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion. In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

In reviewing the complaints of the Complaining Groups, the BLM out of an abundance of caution conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although, regular use of the railroad has not commenced, the BLM requested that the Company develop a maintenance schedule for the railroad that would include addressing, among other things, the particular concerns of culverts and rail line ballast. The Company has submitted a proposed schedule which is currently being reviewed by the BLM. See “Legal Proceedings - Eagle Mountain Landfill Project Land Exchange Litigation.”

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

Governmental Regulation/Permitting. In the development and maintenance of our assets, we and other entities on which we rely are subject to extensive, expensive and increasingly stringent regulation by federal, state and local authorities. Entities operating in this arena must obtain and maintain numerous local, state and federal governmental permits and consents. Failure to comply with these regulations could result in the loss of a needed license, permit or consent or could result in significant monetary fines. Examples of the wide ranging regulations which apply to the development and maintenance of our assets include:

•	Waste collection - local agencies require licenses to collection vehicles and monitor truck safety.

KAISER VENTURES LLC AND SUBSIDIARIES

•	Landfill activities (such as the Eagle Mountain landfill project) - local and state authorities require permits and consents.

•	Waste transfer, interim processing, resource recovery and disposal - we and the entities on which we rely must comply with zoning and land-use restrictions.

•	General - Air, noise and water pollution regulations may also affect our business from time to time.

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

Risks. As is discussed in this Report on Form 10-K/A, there are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District recently purchased. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the recently threatened litigation over the Endangered Species Act, all as discussed above. No assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on our current plan to sell the landfill to the District. If we are unable to manage any of these risks or uncertainties, we may not be able to sell the landfill at a favorable price, if at all, and the value of our Class A Units could be materially reduced.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

On July 1, 1995, MWD implemented changed rates and a new rate structure which was the subject of a dispute between Kaiser and Cucamonga. In December 2000, MWD approved another major rate restructuring. Without the Fontana Union stock sale, we anticipated that we would be engaged in an additional dispute with Cucamonga as a result of MWD’s continued adoption of major rate restructuring programs every few years.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company, including a claim against the Company estimated at $1.5 million, which was made during the third quarter of 2001. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II, Item 7. of this Report on Form 10-K/A.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Threatened Endangered Species Act Litigation. The Company along with the U.S. Department of Interior, the BLM, the Los Angeles County Sanitation District and Metropolitan Water District of Southern California, received a letter dated September 26, 2002, from the Center for Biological Diversity, the Sierra Club, and Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the Eagle Mountain landfill project. Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion. In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Port of Los Angeles. On March 21, 2003, KSC received a Third Party Complaint captioned Santa Monica Baykeeper, et al (Plaintiffs) v. Kaiser International Corporation, et al (Defendants) / American Bulk Loading Enterprises, Inc. et al (Third-Party Plaintiffs) v. AMICOR, et al (Third Party Defendants) United States District Court Central District of California; Case Number CV-97-7761 DDP (RCx). It appears that the underlying litigation involves a citizens enforcement action commenced against the Port of Los Angeles, Kaiser International Company, and others by the Santa Monica Baykeepers for alleged contamination to the San Pedro Inner Harbor in the Port of Los Angeles arising from the operation of a bulk loading facility. It appears that the Third Party Plaintiffs have subsequently commenced litigation against KSC and thirty-nine other Third Party Defendants. In summary, the Third Party Complaint seeks recovery against KSC and others for any amount paid by the Third Party Defendants under theories of equitable indemnity, negligence and contribution. It is not clear if the Third Party Plaintiffs intend for Kaiser Ventures LLC to be a party to the lawsuit. Since this matter was just served on KSC, we have not had the opportunity to fully review the complaint and obtain an understanding of the underlying facts. However, we will be vigorously defending this lawsuit.

London Market Claim. On November 6, 2002, we received a letter from legal counsel for certain Underwriters at Lloyd’s of London and certain London Market Insurance Companies (“London Carriers”) allegedly tendering defense and indemnification obligations to the Company as a result of the London Carriers being a defendant in a lawsuit entitled Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. The London Carriers allege that the Company has indemnity and defense obligations pursuant a settlement agreement reached with the London Carriers in 1995. It appears that the underlying amount in dispute is in excess of $3,000,000 plus attorneys’ fees. The Company has accepted the tender subject to a full reservation of rights. Upon receipt of the claim, we tendered the claim to IMACC, which is a third party that we believe is ultimately responsible for any amount that is determined to be owed in this litigation. IMACC has accepted our tender of the claim of the London Carriers, subject to a reservation of rights.

Bankruptcy Claims. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Selected Statement of Operations Data for the years ended December 31:	2002	2001	2000	1999	1998
	(Restated)
Total revenues	$1,394,000	$68,051,000	$7,644,000	$49,516,000	$7,097,000
Costs and expenses	2,846,000	5,563,000	6,847,000	13,788,000	4,539,000

Income (loss) from operations	(1,452,000)	62,488,000	797,000	35,728,000	2,558,000
Net interest (income) expense	(497,000)	(2,532,000)	(581,000)	498,000	1,083,000

Income (loss) before income tax provision	(955,000)	65,020,000	1,378,000	35,230,000	1,475,000
Income tax currently payable	18,000	1,795,000	33,000	8,364,000	12,000
Income tax benefit attributed to activities prior to conversion to LLC	(585,000)	—	—	—	—
Deferred tax expense (benefit)	—	12,861,000	(11,998,000)	(3,211,000)	126,000
Deferred tax expense credited to equity (1)	—	—	—	6,048,000	105,000

Net income (loss)	$(388,000)	$50,364,000	$13,343,000	$24,029,000	$1,232,000

Earnings (loss) per unit/share
Net income (loss)
Basic	$(0.06)	$7.65	$2.09	$2.35	$12
Diluted	$(0.06)	$7.58	$1.99	$2.31	$11
Basic Weighted average number of units/shares outstanding (2)	6,908,000	6,584,000	6,394,000	10,226,000	10,664,000
Diluted Weighted average number of units/shares outstanding (2)	6,908,000	6,646,000	6,699,000	10,386,000	10,840,000

Selected Balance Sheet Data as of December 31:	2002	2001	2000	1999	1998
	(Restated)
Cash, cash equivalents and short-term investments	$10,347,000	$16,389,000	$10,097,000	$14,686,000	$3,409,000
Working capital	10,454,000	16,004,000	19,274,000	5,170,000	(2,487,000)
Total assets	56,444,000	58,550,000	74,788,000	103,445,000	142,942,000
Long-term debt	—	—	—	—	13,750,000
Long-term litigation accrual (3)	1,500,000	1,500,000	—	—	—
Long-term environmental remediation liability	2,456,000	2,500,000	4,490,000	23,868,000	24,465,000
Members’/Stockholders’ equity (2)	45,173,000	45,548,000	59,474,000	60,890,000	87,838,000
Units/Shares outstanding (2)	6,912,000	6,901,000	6,523,000	6,317,000	10,685,000
Book value per unit/share (2)	$6.54	$6.60	$9.12	$9.64	$8.22

(1)	The deferred tax expense credited to equity represents taxes that were recorded by the Company for financial reporting purposes, but were not payable due to the Company’s utilization of Net Operating Loss (“NOL”) benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit was not included in net income, stockholders’ equity was increased in an amount equal to the NOL tax benefit reported. There were no remaining NOL carryforwards at December 31, 2001.
(2)	Through November 30, 2001, Kaiser’s equity consisted of common stock. As of November 30, 2001, the effective date of the merger, Kaiser’s equity ownership was converted into Class A Units in Kaiser Ventures LLC. At December 31, 2002 and 2001, Kaiser Ventures LLC had 751,956 Class B Units outstanding and at December 31, 2002, Kaiser Ventures LLC had 952 and 48, Class C and D Units outstanding, respectively. There were no Class C and D units outstanding at December 31, 2001.
(3)	In 2001, as a result of a claim by the City of Ontario and its acceptance by an insurance carrier, the Company reclassified $1.5 million from long-term environmental remediation liability to long-term litigation accrual. Simultaneously, the Company also recorded a long-term insurance receivable of $1.5 million.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs and recoveries relating to the Company’s historical operations). Total resource operating costs for 2002 increased to $320,000 from $(1,298,000) in 2001. This increase was due to an increase in the amortization expense associated with the Company’s environmental insurance policy ($160,000), a decrease in the gain from insurance coverage ($1,500,000) (which occurred in 2001), being partially offset by a decrease in the commission and outside legal costs associated with the CCWD lease ($42,000). The gain from insurance coverage, in 2001, was the result of an insurance policy providing coverage for a previously recorded estimated environmental remediation liability of $1,500,000. The increase in the amortization expense of the Company’s environmental insurance policy is due to the commencement date of the policy which began on July 1, 2001 at the rate of $80,000 per quarter. The decrease in the commission and outside legal costs associated with the CCWD lease was due to the sale of the Company’s investment in FUWC on March 6, 2001.

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

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a loss before income tax provision of $955,000 for 2002, versus income of $65,020,000 recorded in 2001. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a small gross

KAISER VENTURES LLC AND SUBSIDIARIES

revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc., a subsidiary of the Company. The total tax expense recorded for 2002 was $18,000. Additionally, during 2002, the Company recorded an income tax benefit of $585,000. This benefit was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001 and related solely to activity prior to its conversion to a limited liability company.

Net Income (Loss). For 2002, the Company reported a net loss of $388,000 or $0.06 per unit, versus net income of $50,364,000, or $7.65 per unit, reported for 2001.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs and recoveries relating to the Company’s historical operations). Total resource operating costs for 2001 decreased to ($1,298,000) from $509,000 in 2000. This decrease was due to the gain from insurance coverage ($1,500,000); the reduction in water resource expense due to the sale of our investment in Fontana Union stock in March 2001 ($467,000); being partially offset by the amortization expense associated with the Company’s environmental insurance policy ($160,000). The gain from insurance coverage is the result of an insurance policy providing coverage for a previously recorded estimated environmental remediation liability of $1,500,000.

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

Net Income. For 2001, we reported a net income of $50,364,000, or $7.65 per share, versus $13,343,000, or $2.09 per share, reported for 2000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Other Assets. The decrease in other assets ($929,000) is related to decreases in notes receivable due to the receipt of principal payments during 2002 ($336,000), the amortization of the environmental insurance policy ($320,000), and an increase in accumulated depreciation ($273,000).

Environmental Remediation Liabilities. We estimated, as of December 31, 2002, based upon current information, that our future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.5 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.5 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

Long-term Liabilities. The decrease in other long-term liabilities ($231,000) is primarily due to decreases in accrued liabilities ($80,000) and environmental remediation liabilities ($44,000) and the recognition of deferred gains on prior real estate sales ($107,000).

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Please see Item 15 of this Report on Form 10-K/A for financial statements and supplementary data.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Code of Business Conduct and Ethics

In addition, at its March 18, 2003 Board of Managers meeting, the Company also adopted a new employee policy, called the “Code of Business Conduct and Ethics.” This policy states the Company’s policies on, among other things, complying with laws, fair dealing, confidentiality and insider trading. This policy also creates an enforcement procedure in which employees are able to submit reports or inquiries to the Audit Committee, on a strictly confidential basis, for the committee’s independent investigation. Our Code of Business Conduct and Ethics is filed as an exhibit to this Form 10-K/A Report.

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

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Report on Form 10-K/A, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements and financial schedules are filed as a part of this report:

All other schedules are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

None.

KAISER VENTURES LLC AND SUBSIDIARIES

(c) Exhibits.

The following exhibits are filed as part of this Form 10-K/A.

EXHIBIT INDEX

(*      Indicates compensation plan, contract or arrangement)

(**    Indicates Exhibit filed with Original 10-K)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Stock Purchase Agreement between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 2.1 of the Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

2.5	Stock Purchase Agreement between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 2.2 of the Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

2.6	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.7	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
3.3	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.4	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Form 10-K Report for the year ended December 31, 2001.

4.1.	Stock Purchase Warrant between Kaiser Ventures Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association dated November 22, 1999, incorporated by reference from Exhibit 4.1 of Kaiser Ventures Inc. Form 8-K dated November 22, 1999.

4.2	Stock Purchase Warrant between Kaiser Ventures Inc. and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 4.2 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.1	Lease Entered Into Between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3	Eagle Mountain Lease between Management and Training Corporation and Kaiser Steel Corporation, dated November 16, 1987, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.3.1	First Amendment dated July 1, 1990, to Lease between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1990.

10.3.2	Second Amendment dated November 16, 1992, to Lease dated November 16, 1987 between Management and Training Corporation and Kaiser Steel Resources, Inc., incorporated by reference from Exhibit 10.3.2 of Kaiser Ventures Inc.’s Form S-2 Registration No. 33-56234).

10.3.3	Third Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Steel Resources, Inc. dated November 16, 1997, incorporated by reference from Exhibit 10.3.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.3.4	Fourth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Ventures Inc. dated February 1, 1999, incorporated by reference from Exhibit 10.3.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.3.5	Fifth Amendment to Eagle Mountain Lease between Management and Training Corporation and Kaiser Ventures Inc., dated July 12, 2001, incorporated by reference from Exhibit 10.3.5 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2001.

10.4*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2003, filed with this Report.**

10.5*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1998.

10.6*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2002, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q Report for the quarter ended June 30 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.7*	Employment Agreement between Business Staffing, Inc. and Paul E. Shampay dated as of January 1, 2002, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 10-Q Report for the quarter ended June 30, 2002.

10.8*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2002, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s 10-Q Report for the quarter ended June 30, 2002.

10.9*	Separation Agreement between Business Staffing, Inc. and Anthony Silva dated as of February 28, 2002, incorporated by reference from Exhibit 10.9.1 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.10	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.10.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.10.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.11	Settlement Agreement between Kaiser Resources Inc. and California Regional Water Quality Control Board, Santa Ana Region, dated October 21, 1993, incorporated by reference from Exhibit 10.11.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1993.

10.12	Assignment from Kaiser Steel Resources, Inc. to KSC Recovery, Inc., dated December 29, 1989, incorporated by reference from Exhibit 10.20 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1989.

10.13*	Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.14*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

10.15*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.15.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.16*	Long Term Transaction Incentive Plan adopted by the Company effective September 19, 2000, incorporated by the reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the quarter ended September 30, 2000.

10.17*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.18	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.19	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.20	Promissory Note of McLeod Properties, Fontana LLC, dated September 30, 1997 payable to the order of Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended September 30, 1997.

10.20.1	Guaranty Agreement of Budway Enterprises, Inc. and V.M. McLeod dated September 30, 1997, incorporated by reference from Exhibit 10.3.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended September 30, 1997.

10.20.2	Subordinated Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 30, 1997 given by McLeod Properties, Fontana LLC for the benefit of the Kaiser Ventures Inc., incorporated by reference from Exhibit 10.3.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.21	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21.1	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.22	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.22.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.22.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.23	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.24	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.25	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.25.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.26	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.27	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.28	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.29	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.30	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.31	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.32	Registration Rights Agreement among Kaiser Venture Inc. and the New Kaiser Voluntary Employees’ Beneficiary Association and Pension Benefit Guaranty Corporation dated November 22, 1999, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 8-K dated November 22, 1999.

10.33	Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 13, 2000, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.1	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 20, 2000, incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.2	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 27, 2000, incorporated by reference from Exhibit 10.1.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.3	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated August 15, 2000, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.33.4	Purchase Agreement and Escrow Instructions between Kaiser Steel Land Development, Inc. and The California Speedway Corporation dated August 10, 2000, incorporated by reference from Exhibit 10.1.6 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 2000.

14.1	Code of Business Conduct and Ethics of Kaiser Ventures LLC adopted March 18, 2003, filed with this Report.**

21	Active subsidiaries of Kaiser Ventures LLC are: Kaiser Services, Inc.; Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Section 1350, filed with this Report.

32.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

99.3	Audit Committee Charter of Kaiser Ventures LLC adopted March 18, 2003, filed with this Report. **

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 2, 2004	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

Orange County, California

January 22, 2003, except for

Note 2 – Environmental Insurance and

Environmental Remediation Liabilities,

Notes 3, 10, 13, Note 21 – Environmental Contingencies,

and Note 23, as to which the date is

November 12, 2004

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2002	2001
	(Restated –Note 3)
ASSETS

Current Assets
Cash and cash equivalents	$10,347,000	$16,389,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 and $34,000, respectively	763,000	173,000
Income tax receivable	—	1,904,000
Notes receivable	337,000	337,000

	11,447,000	18,803,000

Eagle Mountain Landfill Investment	27,826,000	25,651,000

Investment in West Valley MRF	4,140,000	3,888,000

Land and improvements	2,503,000	2,503,000

Long-term investments	3,752,000	—

Other Assets
Notes receivable	1,012,000	1,348,000
Insurance receivable	1,500,000	1,500,000
Unamortized environmental insurance premium	3,320,000	3,640,000
Buildings and equipment (net)	944,000	1,217,000

	6,776,000	7,705,000

Total Assets	$56,444,000	$58,550,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2002	2001
	(Restated – Note 3)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$73,000	$278,000
Income taxes payable	14,000	—
Accrued liabilities	906,000	2,521,000

	993,000	2,799,000

Long-term Liabilities
Deferred gain on sale of real estate	482,000	589,000
Accrued liabilities	254,000	334,000
Litigation accrual	1,500,000	1,500,000
Environmental remediation	2,456,000	2,500,000

	4,692,000	4,923,000

Total Liabilities	5,685,000	7,722,000

Minority Interest	5,586,000	5,280,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,911,799 and 6,901,299, respectively	45,173,000	45,548,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952 and 0, respectively	—	—
Class D units; issued and outstanding 48 and 0, respectively	—	—

Total Members’ Equity	45,173,000	45,548,000

Total Liabilities and Members’ Equity	$56,444,000	$58,550,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2002	2001	2000
	(Restated – Note 3)
Resource Revenues
Ongoing Operations
Gain on sale of FUWC stock	$—	$65,171,000	$—
Water resource	—	295,000	5,640,000
Gain on sale of California mines	—	1,756,000	—
Income from equity method investment in the West Valley MRF	1,502,000	978,000	1,651,000
Gain on Mill Site land sales	107,000	107,000	532,000

Total ongoing operations	1,609,000	68,307,000	7,823,000

Interim Activities, net	(215,000)	(256,000)	(179,000)

Total resource revenues	1,394,000	68,051,000	7,644,000

Resource Operating Costs
Gain from environmental claim coverage	—	(1,500,000)	—
Environmental insurance premium amortization	320,000	160,000	—
Water resource expense	—	42,000	509,000

Total resource operating costs	320,000	(1,298,000)	509,000

Income from Resources	1,074,000	69,349,000	7,135,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock-based compensation and stock option repricing expenses	2,515,000	5,145,000	3,469,000
Stock-based compensation expense	11,000	1,288,000	2,224,000
Stock option repricing expense	—	428,000	645,000

	2,526,000	6,861,000	6,338,000

Income (Loss) from Operations	(1,452,000)	62,488,000	797,000

Net interest income	(497,000)	(2,532,000)	(581,000)

Income (Loss) before Income Tax Provision (Benefit)	(955,000)	65,020,000	1,378,000

Income tax provision
Currently payable	18,000	1,795,000	33,000
Deferred tax expense (benefit)	—	12,861,000	(11,998,000)
Income tax benefit attributed to activities prior to conversion to LLC	(585,000)	—	—

Net Income (Loss)	$(388,000)	$50,364,000	$13,343,000

Basic (Loss) Earnings Per Unit/Share	$(0.06)	$7.65	$2.09

Diluted (Loss) Earnings Per Unit/Share	$(0.06)	$7.58	$1.99

Basic Weighted Average Number of Units/Shares Outstanding	6,908,000	6,584,000	6,394,000

Diluted Weighted Average Number of Units/Shares Outstanding	6,908,000	6,646,000	6,699,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2002	2001	2000
	(Restated – Note 3)
Cash Flows from Operating Activities
Net (loss) income	$(388,000)	$50,364,000	$13,343,000
Income from equity method investment in West Valley MRF	(1,502,000)	(978,000)	(1,651,000)
Income tax benefit attributed to activities prior to the conversion to LLC	(585,000)	—	—
Deferred tax (benefit) expense	—	12,861,000	(11,998,000)
Depreciation and amortization	593,000	435,000	370,000
Stock-based compensation expense	11,000	1,288,000	1,247,000
Stock option repricing expense	—	428,000	645,000
Gain on sale of FUWC stock	—	(65,171,000)	—
Accelerated vesting of stock options	—	—	20,000
Mill Site land sale deferred gain realized	(107,000)	(107,000)	(28,000)
Gain from environmental insurance claim coverage	—	(1,500,000)	—
Gain on sale of Ca Mines & Mill Site land	—	(1,756,000)	(504,000)
Allowance for doubtful accounts	—	—	(7,000)
Changes in assets:
Receivable and other	(590,000)	2,273,000	(512,000)
Income tax receivable	2,489,000	(1,904,000)	—
Changes in liabilities:
Accounts payable and accrued liabilities	(1,678,000)	(1,757,000)	(902,000)
Income taxes payable	14,000	—	(3,501,000)
Long-term accrued liabilities	(80,000)	(337,000)	(429,000)

Net cash flows used in operating activities	(1,823,000)	(5,861,000)	(3,907,000)

Cash Flows from Investing Activities
Minority interest	306,000	—	508,000
Proceeds from the sale of FUWC stock	—	81,783,000	—
Purchase of investments	(9,660,000)	—	—
Maturities of investments	5,908,000	—	—
Proceeds from the sale of Ca Mines & Mill Site land	—	726,000	19,880,000
Collection of notes receivable	336,000	281,000	111,000
Capitalized landfill expenditures	(2,317,000)	(1,429,000)	(2,647,000)
Other capital expenditures	—	(25,000)	(1,429,000)
Environmental remediation expenditures	(44,000)	(126,000)	(626,000)
Environmental insurance	—	(3,800,000)	—
Distribution from West Valley MRF	1,250,000	750,000	1,000,000
Investment in FUWC stock	—	—	(654,000)

Net cash flows from (used in) investing activities	(4,221,000)	78,160,000	16,143,000

Cash Flows from Financing Activities
Issuance of Class A units/common stock	2,000	3,278,000	871,000
Distribution to Shareholders	—	(69,285,000)	(12,772,000)
Shareholder payment contingent upon Mill Site land sale	—	—	(4,924,000)

Net cash flows from (used in) financing activities	2,000	(66,007,000)	(16,825,000)

Net Changes in Cash and Cash Equivalents	(6,042,000)	6,292,000	(4,589,000)

Cash and Cash Equivalents at Beginning of Year	16,389,000	10,097,000	14,686,000

Cash and Cash Equivalents at End of Year	$10,347,000	$16,389,000	$10,097,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2002, 2001 and 2000

	Member Units / Common Stock
	Class A Units / Shares	Amount	Capital In Excess of Par Value	Retained Earnings	Members’ Equity	Total
Balance at December 31, 1999	6,316,853	$189,000	$48,745,000	$11,956,000	$—	$60,890,000
Issuance of shares of common stock	205,847	6,000	2,266,000	—	—	2,272,000
Accelerated vesting of stock options	—	—	20,000	—	—	20,000
Repricing of stock options	—	—	645,000	—	—	645,000
Shareholder payment contingent upon Mill Site land sale stock	—	—	—	(4,924,000)	—	(4,924,000)
Dividend	—	—	—	(12,772,000)	—	(12,772,000)
Net income	—	—	—	13,343,000	—	13,343,000

Balance at December 31, 2000	6,522,700	195,000	51,676,000	7,603,000	—	59,474,000
Issuance of shares of common stock	378,599	12,000	4,555,000	—	—	4,567,000
Repricing of stock options	—	—	428,000	—	—	428,000
Conversion to LLC		(207,000)	(56,659,000)	(7,603,000)	64,469,000	—
Dividend	—	—	—	—	(69,285,000)	(69,285,000)
Net income	—	—	—	—	50,364,000	50,364,000

Balance at December 31, 2001	6,901,299	—	—	—	45,548,000	45,548,000
Issuance of shares of Class A Units	10,500	—	—	—	13,000	13,000
Net loss (Restated-Note 3)	—	—	—	—	(388,000)	(388,000)

Balance at December 31, 2002 (Restated – Note 3)	6,911,799	$—	$—	$—	$45,173,000	$45,173,000

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

The consolidated financial statements for the year ended December 31, 2002 are restated as further described in Note 3.

Ongoing Operations

The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects. Income from equity method investments reflects Kaiser’s share of income related to its equity investment in the West Valley MRF which the Company accounts for under the equity method. Revenues from water resources represent payments under the lease of the Company’s interest in Fontana Union to Cucamonga County Water District (“Cucamonga”). However, the lease with Cucamonga terminated effective March 6, 2001, with the sale of the Company’s interest in Fontana Union Water Company (“Fontana Union” or “FUWC”) to Cucamonga.

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included water and waste water treatment revenues, rentals under short-term tenant lease arrangements, royalty revenues from the sale of slag to outside contractors, royalty

KAISER VENTURES LLC AND SUBSIDIARIES

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

Fontana Union Water Company. Prior to the sale in March 2001, the Company owned 53.71% of Fontana Union, a mutual water company, which entitled the Company to its proportionate share of Fontana Union water. The Company effectively transferred its control in Fontana Union to Cucamonga pursuant to a 102-year lease of its Fontana Union shares (“Cucamonga Lease”) which the Company entered into in March 1989, and which was amended in 1989, 1992 and 1993. Therefore, Kaiser received no direct benefit from nor had any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser’s investment in Fontana Union was recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. (See Note 5) On March 6, 2001, the Company closed on the sale of its Fontana Union investment to Cucamonga.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

LLC Unit/Stock Options

At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

KAISER VENTURES LLC AND SUBSIDIARIES

	2002	2001	2000
	(Restated)
Net Earnings (loss)
As reported	$(388,000)	$50,364,000	$13,343,000
Pro forma	$(388,000)	$50,364,000	$12,975,000

Earnings (loss) per unit/share (Basic)
As reported	$(0.06)	$7.65	$2.09
Pro forma	$(0.06)	$7.65	$2.03

Earnings (loss) per unit/share (Diluted)
As reported	$(0.06)	$7.58	$1.99
Pro forma	$(0.06)	$7.58	$1.94

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The restatement for the year ended December 31, 2002, results in a net increase in resource operating costs of $320,000 for amortization of the insurance policy premium. This restatement results in an increase in the net loss of $320,000 and basic and diluted loss per unit of $0.05 for the year ended December 31, 2002. A comparison of the restated and originally reported amounts in the consolidated financial statements of operations for the year ended December 31, 2002 are as follows:

	2002	2002
	As previously reported	As restated
Total resource revenues	$1,394,000	$1,394,000
Total resource operating costs	—	320,000

Income from Resources	1,394,000	1,074,000
Corporate General and Administrative Expenses	2,526,000	2,526,000

Loss from Operations	(1,132,000)	(1,452,000)
Net interest income	(497,000)	(497,000)

Loss before Income Tax Benefit	(635,000)	(955,000)
Income tax benefit	(567,000)	(567,000)

Net Loss	$(68,000)	$(388,000)

Basic Loss Per Unit	$(0.01)	$(0.06)

Diluted Loss Per Unit	$(0.01)	$(0.06)

KAISER VENTURES LLC AND SUBSIDIARIES

Note 4. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable as of December 31 consisted of the following:

	2002	2001
Management and Training Corporation	$455,000	$8,000
Other	342,000	199,000

	797,000	207,000

Allowance for doubtful accounts	(34,000)	(34,000)

Total	$763,000	$173,000

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 8. INVESTMENTS

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 9. NOTES RECEIVABLE

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales.

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

See Note 10 “Environmental Insurance” and Note 21 “Environmental Contingencies” for further information.

Note 14. LONG-TERM DEBT

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 15. EQUITY

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2002, 2001, and 2000 and activities during the years ended on those dates is presented below:

	2002			2001			2000
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price
Outstanding at beginning of year		301,100	$3.08		712,650	$10.51		1,330,961	$11.17
Granted		—	—		—	—		—	—
Exercised		(3,000)	0.55		(411,550)	8.62		(608,301)	8.97
Forfeited		—	—		—	—		(10,010)	3.00

Outstanding at end of year		298,100	$3.11		301,100	$3.08		712,650	$10.51

Options exercisable at year end		298,100	$3.11		301,100	$3.08		712,650	$10.51

Weighted-average fair value of options granted during the year	$	N/A		$	N/A		$	N/A

The following table summarizes information about variable unit options outstanding as of December 31, 2002:

		Options Exercisable and Outstanding
Range of Exercise Prices	Weighted- Average Remaining Life (years)	Options	Weighted- Average Exercise Price
$0.55 to $1.625	6.0	161,600	$1.36
$4.85 to $5.58	6.0	136,500	$5.18

Note 16. EARNINGS (LOSS) PER UNIT/SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per unit/share:

	2002	2001	2000
	(Restated – Note 3)
Numerator:
Net (Loss) income	$(388,000)	$50,364,000	$13,343,000
Numerator for basic earnings (loss) per unit/share Income (loss) available to common stockholders	$(388,000)	$50,364,000	$13,343,000
Numerator for diluted earnings (loss) per unit/share Income (loss) available to common stockholders	$(388,000)	$50,364,000	$13,343,000
Denominator:
Denominator for basic earnings per unit/share -weighted-average shares	6,908,000	6,584,000	6,394,000
Effect of dilutive options	—	62,000	305,000

Denominator for diluted earnings per unit/share -adjusted weighted-average shares and assumed conversions	6,908,000	6,646,000	6,699,000

Basic earnings (loss) per unit/share	$(0.06)	$7.65	$2.09

Diluted earnings (loss) per unit/share	$(0.06)	$7.58	$1.99

KAISER VENTURES LLC AND SUBSIDIARIES

For additional disclosures regarding the outstanding employee unit / stock options see Note 15.

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

	2001	2000
Number of antidilutive options	194,000	136,500
Range of option prices for the antidilutive options	$1.63 –5.58	$14.85 –15.58

Note 17. SALES OF ASSETS

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

Note 18. SUPPLEMENTAL CASH FLOW INFORMATION

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 19. INCOME TAXES

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

A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

	2001	2000
Federal statutory rate	35.0%	34.0%
Increase resulting from state tax, net of federal benefit	1.9	12.9
Federal Alternative Minimum Tax	0.5	—
Change in tax status	(14.9)	—
Decrease in post-reorganization valuation allowance	—	(915.2)

	22.5%	(868.3)%

Note 20. SIGNIFICANT CUSTOMERS

Significant Customers

Management and Training Corporation (“MTC”) operates a minimum security prison facility on a portion of the Eagle Mountain Site under a lease that expired in June 2002, after which it converted into a month to month lease.

KAISER VENTURES LLC AND SUBSIDIARIES

The Company received substantial portions of its revenue from the following customers:

Year Ended December 31	Cucamonga Lease	MTC Lease
2002	$—	$847,000
2001	$295,000	$815,000
2000	$5,640,000	$780,000

Note 21. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

As discussed in Note 10, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

At the inception of the insurance contract, the Company estimated, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the mill site property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $4.0 million. These liabilities reflected management’s estimate of potential future environmental claims, remediation and related costs but did not represent known claims at the inception of the policy. In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, at September 30, 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the obligation as an litigation accrual. In the event a future claim for damages is filed against the Company that relates to the remaining $2.5 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Letters of Credit

At December 31, 2002, the Company had guaranteed a letter of credit outstanding on its behalf to third parties totaling $120,000. This letter of credit was issued for reclamation activities performed at an idled coal property, on behalf of and at the expense of the KSC bankruptcy estate.

Note 22. LEGAL PROCEEDINGS

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Port of Los Angeles. On March 21, 2003, KSC received a Third Party Complaint captioned Santa Monica Baykeeper, et al (Plaintiffs) v. Kaiser International Corporation, et al (Defendants) / American Bulk Loading Enterprises, Inc. et al (Third-Party Plaintiffs) v. AMICOR, et al (Third Party Defendants) United States District Court Central District of California; Case Number CV-97-7761 DDP (RCx). It appears that the underlying litigation involves a citizens enforcement action commenced against the Port of Los Angeles, Kaiser International Company, and others by the Santa Monica Baykeepers for alleged contamination to the San Pedro Inner Harbor in the Port of Los Angeles arising from the operation of a bulk loading facility. It appears that the Third Party Plaintiffs have subsequently commenced litigation against KSC and thirty-nine other Third Party Defendants. In summary, the Third Party Complaint seeks recovery against KSC and others for any amount paid by the Third Party Defendants under theories of equitable indemnity, negligence and contribution. It is not clear if the Third Party Plaintiffs intend for Kaiser Ventures LLC to be a party to the lawsuit. Since this matter was just served on KSC, we have not had the opportunity to fully review the complaint and obtain an understanding of the underlying facts. However, we will be vigorously defending this lawsuit.

London Market Claim. On November 6, 2002, we received a letter from legal counsel for certain Underwriters at Lloyd’s of London and certain London Market Insurance Companies (“London Carriers”)

KAISER VENTURES LLC AND SUBSIDIARIES

allegedly tendering defense and indemnification obligations to the Company as a result of the London Carriers being a defendant in a lawsuit entitled Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. The London Carriers allege that the Company has indemnity and defense obligations pursuant a settlement agreement reached with the London Carriers in 1995. It appears that the underlying amount in dispute is in excess of $3,000,000 plus attorneys’ fees. The Company has accepted the tender subject to a full reservation of rights. Upon receipt of the claim, we tendered the claim to IMACC, which is a third party that we believe is ultimately responsible for any amount that is determined to be owed in this litigation. IMACC has accepted our tender of the claim of the London Carriers, subject to a reservation of rights.

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

Note 23. SUBSEQUENT EVENT

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 24. QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
2002

Resource revenues	$279,000	$317,000	$406,000	$392,000

Income (loss) from operations	$(687,000)	$(438,000)	$(344,000)	$17,000

Income (loss) before income tax provision	$(502,000)	$(346,000)	$(229,000)	$122,000

Net (loss) income	$(504,000)	$(347,000)	$352,000	$111,000

Earnings (loss) per unit (1)
Basic	$(0.07)	$(0.05)	$0.05	$0.02
Diluted	$(0.07)	$(0.05)	$0.05	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001

Resource revenues	$67,475,000	$168,000	$177,000	$231,000

Income (loss) from operations	$65,084,000	$(917,000)	$692,000	$(2,371,000)

Income (loss) before income tax provision	$65,470,000	$95,000	$1,656,000	$(2,201,000)

Net income	$48,009,000	$70,000	$2,169,000	$116,000

Earnings per unit/share (1)
Basic	$7.35	$0.01	$0.33	$0.02
Diluted	$7.26	$0.01	$0.33	$0.02

(1)	Annual per unit/share amounts may not agree to the sum of the quarterly per unit/share amounts due to rounding.

KAISER VENTURES LLC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Adjustments from Reserves	Balance at End of Period
Year Ended December 31, 2002

Allowance for losses in collection of current accounts receivable	$34,000	$—	$—	$34,000

Year Ended December 31, 2001

Allowance for losses in collection of current accounts receivable	$83,000	$—	$49,000	$34,000

Year Ended December 31, 2000

Allowance for losses in collection of current accounts receivable	$90,000	$—	$7,000	$83,000