Form 10-Q/A
period 2003-03-31
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-Q/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed by the Company on May 13, 2003, as amended on August 15, 2003 (the “Original 10-Q”) to reflect the changes described below.

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

The restatement for the three months ended March 31, 2003, results in a net increase in resource operating costs of $80,000, due to the $80,000 insurance policy premium amortization. This restatement results in a decrease in net income of $80,000 and basic and diluted earnings per unit of $0.01 for the three months ended March 31, 2003.

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

Except for the foregoing, no other information included in the Original 10-Q is amended in this Form 10-Q/A. All information in this Quarterly Report on Form 10-Q/A is as of March 31, 2003 or May 13, 2003, the date of the filing of the Original 10-Q as amended on August 15, 2003, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-Q.

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

i

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2002 Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K/A Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K/A Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Form 10-K/A Report can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Form 10-Q/A Report in conjunction with the Company’s 2002 Form 10-K/A Report, since the information contained herein is often an update of the information in the 10-K/A Report.

ii

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this report on Form 10-Q/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-Q Report, Annual Report, 10-K Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q/A is strongly encouraged to read the entire report, together with the Company’s 2002 Annual Report on Form 10-K/A for background information and a complete understanding as to material developments concerning the Company.

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

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 4, beginning on Page 11 of this Report and are incorporated herein by this reference.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2002 Report on Form 10-K/A.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Risks. As is discussed in this 10-Q/A Report and in more detail in the Company’s 2002 Annual Report on Form 10-K/A, there are numerous risks associated with MRC and the Landfill Project, including the competition represented by the Mesquite Landfill Project which was purchased by the District in December 2002. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are material litigation risks associated with the current federal land exchange litigation, as well as the threatened litigation over the Endangered Species Act.

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

Summary of Revenue Sources

Due to the developmental nature of certain Company projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons

KAISER VENTURES LLC AND SUBSIDIARIES

of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE” for a discussion of recent material events affecting the Company’s revenue sources.

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

Ongoing Operations. Income from equity method investment increased by $562,000 to $809,000 due to higher equity income from the West Valley MRF during the first quarter of 2003 compared to the same period in 2002. This increase in equity income in the West Valley MRF is mainly due to: (a) increased transfer and greenwaste tonnage and recyclable sales ($560,000); (b) reduced repairs and maintenance expenses ($146,000); and (c) a decrease in depreciation and amortization expense ($30,000) being partially offset by an increase in direct operating relating expenses to the increased tonnages and revenues ($174,000).

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

KAISER VENTURES LLC AND SUBSIDIARIES

the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management periodically reviews.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the first quarters of 2002 and 2001 were both $80,000 due to the amortization expense associated with the Company’s environmental insurance policy.

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

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded pre-tax income of $442,000 in the first quarter of 2003 versus a pre-tax loss of $502,000 for the same period in 2002. The only taxes imposed on the Company are a small gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc., a subsidiary of the Company. The Company is now taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. These taxes amounted to $4,000 for the first quarter of 2003, versus $2,000 for the same period in 2002.

Net Income. For the first quarter of 2003, the Company reported net income of $438,000, or $0.06 per unit, versus a net loss of $504,000, or $0.07 per unit, reported for the same period in 2002.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Other Assets. The decrease in other assets ($257,000) relates to decreases in notes receivable due to the receipt of recurring payments ($114,000), the amortization of the environmental insurance policy ($80,000), and an increase in accumulated depreciation as of March 31, 2003 ($63,000).

Environmental Remediation Liabilities. As of March 31, 2003, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

Long-term Liabilities. The decrease in other long-term liabilities is primarily due to the recognition of gains on real estate sales ($53,000).

Minority Interest. As of March 31, 2003, the Company has recorded $5,685,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. As disclosed in the Notes to the 2002 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- BUSINESS UPDATE”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-Q/A, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

FINANCIAL STATEMENTS

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2003	December 31, 2002
	(Unaudited) (Restated – Note 2)
ASSETS

Current Assets
Cash and cash equivalents	$5,162,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	250,000	763,000
Short-term investments - trading	5,019,000	—
Short-term investments	2,048,000	—
Notes receivable	337,000	337,000

	12,816,000	11,447,000

Eagle Mountain Landfill Investment	28,209,000	27,826,000

Investment in West Valley MRF	4,199,000	4,140,000

Land and improvements	2,503,000	2,503,000

Long-term investments	2,725,000	3,752,000

Other Assets
Notes receivable	898,000	1,012,000
Insurance receivable	1,500,000	1,500,000
Unamortized environmental insurance premium	3,240,000	3,320,000
Buildings and equipment (net)	881,000	944,000

	6,519,000	6,776,000

Total Assets	$56,971,000	$56,444,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2003	December 31, 2002
	(Unaudited) (Restated – Note 2)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$230,000	$73,000
Accrued liabilities	815,000	920,000

	1,045,000	993,000

Long-term Liabilities
Deferred gain on sale of real estate	429,000	482,000
Accrued liabilities	254,000	254,000
Litigation accrual	1,500,000	1,500,000
Environmental remediation	2,447,000	2,456,000

	4,630,000	4,692,000

Total Liabilities	5,675,000	5,685,000

Minority Interest	5,685,000	5,586,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,911,799	45,611,000	45,173,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—

Total Members’ Equity	45,611,000	45,173,000

Total Liabilities and Members’ Equity	$56,971,000	$56,444,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2003	2002
	(Restated – Note 2)
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	$809,000	$247,000
Gain on Mill Site land sales	53,000	27,000

Total ongoing operations	862,000	274,000

Interim Activities Income (Loss), net	(27,000)	5,000

Total resource revenues	835,000	279,000

Resource Operating Costs
Environmental insurance premium amortization	80,000	80,000

Income from Resources	755,000	199,000

Corporate General and Administrative Expenses	426,000	886,000

Income (Loss) from Operations	329,000	(687,000)
Net interest income	(113,000)	(185,000)

Income (Loss) before Income Tax Provision	442,000	(502,000)

Income tax provision	4,000	2,000

Net Income (Loss)	$438,000	$(504,000)

Basic Earnings (Loss) Per Unit	$0.06	$(0.07)

Diluted Earnings (Loss) Per Unit	$0.06	$(0.07)

Basic Weighted Average Number of Units Outstanding	6,912,000	6,904,000

Diluted Weighted Average Number of Units Outstanding	6,932,000	6,904,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2003	2002
	(Restated – Note 2)
Cash Flows from Operating Activities
Net income (loss)	$438,000	$(504,000)
Income from equity method investments	(809,000)	(247,000)
Depreciation and amortization	143,000	152,000
Mill Site land sale deferred gain realized	(53,000)	(27,000)
Changes in assets:
Receivables and other	513,000	20,000
Purchase of investments – trading (See Note 1)	(5,000,000)	—
Income tax receivable	—	1,182,000
Changes in liabilities:
Current liabilities	(50,000)	(1,273,000)
Long-term accrued liabilities	—	(67,000)

Net cash flows from operating activities	(4,818,000)	(764,000)

Cash Flows from Investing Activities
Minority interest	99,000	199,000
Distribution from West Valley MRF	750,000	250,000
Purchase of investments	(5,040,000)	—
Maturities of investments	4,000,000	—
Note receivable collections	114,000	82,000
Capitalized landfill expenditures	(281,000)	(539,000)
Environmental remediation expenditures	(9,000)	—

Net cash flows from investing activities	(367,000)	(8,000)

Cash Flows from Financing Activities
Issuance of Class A units	—	2,000

Net cash flows from financing activities	—	2,000

Net Changes in Cash and Cash Equivalents	(5,185,000)	(770,000)

Cash and Cash Equivalents at Beginning of Year	10,347,000	16,389,000

Cash and Cash Equivalents at End of Quarter	$5,162,000	$15,619,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Three Months Ended March 31, 2003

(Unaudited)

	Class A Units	Members’ Equity
Balance at December 31, 2002	6,911,799	$45,173,000

Net income (Restated-Note 2)	—	438,000

Balance at March 31, 2003 (Restated-Note 2)	6,911,799	$45,611,000

At March 31, 2003 and December 31, 2002, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements as of March 31, 2003 of Kaiser Ventures LLC and Subsidiaries (the “Company”) and for the three month periods ended March 31, 2003 and 2002, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2003, and results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company has investments in two bond funds that it classifies as “trading” and are marked to market with any gain or loss reflected in the statement of operations. FAS 115 requires any activity in this account between reporting periods to be reflected in the Consolidated Statement of Cash Flows as an operating activity rather than an investing activity. As a result, the Company’s reported net cash flows from operating activities for the first three months of 2003, reflects as a use of cash, the $5.0 million in cash that the Company invested in the two bond funds. The Company also has investments in commercial paper, and debt instruments, which it classifies as “held-to-maturity” and are recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid. See Note 4 for additional information relating to the classification of investments.

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

The restatement for the three months ended March 31, 2003, results in a net increase in resource operating costs of $80,000, due to the $80,000 insurance policy premium amortization. This restatement results in a decrease in net income of $80,000 and basic and diluted income per unit of $0.01 for the three months ended March 31, 2003. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the three months ended March 31, 2003 are as follows:

	2003	2003
	As previously reported	As restated

Total resource revenues	$835,000	$835,000
Total resource operating costs	—	80,000

Income from Resources	835,000	755,000
Corporate General and Administrative Expenses	426,000	426,000

Income from Operations	409,000	329,000
Net interest income	(113,000)	(113,000)

Income before Income Tax Provision	522,000	442,000
Income tax provision	4,000	4,000

Net Income	$518,000	$438,000

Basic Earnings Per Unit	$0.07	$0.06

Diluted Earnings Per Unit	$0.07	$0.06

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, in 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the $1.5 million obligation as a litigation accrual, separate from the $2.4 million environmental remediation liabilities. The insurance carrier is currently processing the claim under the terms of the policy.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

$3,725,000

Note 5. INVESTMENTS IN WEST VALLEY MRF, LLC

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 8. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 3, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accrual in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

As of March 31, 2003, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1. LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-K/A for 2002, the Company is engaged in certain claims and litigation. There were no material developments in any legal proceeding in the first quarter of 2003, except as otherwise discussed in the Company’s Annual Report on Form 10-K/A for 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 2. CHANGES IN SECURITIES

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

In the first quarter of 2003 the Board of Managers approved a new Audit Committee Charter and a Code of Business Conduct and Ethics, which are attached as Exhibits 99.3 and 14.1, respectively to our Annual Report on Form 10-K/A for 2002. In addition, Business Staffing, Inc. negotiated a new employment agreement with Richard E. Stoddard, our Chief Executive Officer and Chairman of the Board of Managers. Among other things, the new employment agreement, with an effective date of January 1, 2003, reduces Mr. Stoddard’s time commitment to the Company and his salary. The new employment agreement was filed as Exhibit 10.4 to our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Our annual meeting of members will be held on June 17, 2003, commencing at 9:00 a.m. (California time) at the Double Tree Ontario Airport Hotel, located at 222 N. Vineyard Avenue, Ontario California. Our proxy statement and annual report was mailed to members on or around May 6, 2003.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 10.1 - First Amendment Agreement dated as of January 1, 2003, by and between West Valley MRF, LLC and Union Bank of California, N.A., filed with this Report.**

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

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