Form 10-Q/A
period 2003-06-30
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

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

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-Q/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed by the Company on August 12, 2003 (the “Original 10-Q”) to reflect the changes described below.

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

The restatement for the three and six months ended June 30, 2003, results in a net increase in resource operating costs of $80,000 and $160,000, respectively, due to the quarterly amortization of $80,000 of an insurance policy premium. Additionally, there was a decrease in corporate general and administrative expenses of $2,000 for the three and six months ended June 30, 2003. This restatement results in an increase in the net loss of $78,000 and $158,000, respectively, for the three and six months ended June 30, 2003. The basic and diluted loss per unit increased $0.01 and $0.02, respectively, for the three and six months ended June 30, 2003.

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

Except for the foregoing, no other information included in the Original 10-Q is amended in this Form 10-Q/A. All information in this Quarterly Report on Form 10-Q/A is as of June 30, 2003 or August 12, 2003, the date of the filing of the Original 10-Q, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-Q.

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

The reader is encouraged to read this Form 10-Q/A Report in conjunction with the Company’s 2002 Annual Report on Form 10-K/A and the Company’s Form 10-Q/A Report for the quarter ended March 31, 2003, since the information contained herein is often an update of the information in such reports.

ii

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this report on Form 10-Q/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-Q/A Report, Annual Report, 10-K Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our business; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this report on Form 10-Q/A is strongly encouraged to read the entire report, together with the Company’s 2002 Annual Report on Form 10-K/A and its report on Form 10-Q/A for the quarter ended March 31, 2003, for background information and a complete understanding as to material developments concerning the Company.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In reviewing the complaints of the Complaining Groups, the BLM, out of an abundance of caution, conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although regular use of the railroad has not commenced, the BLM requested that the Company develop a maintenance schedule for the railroad that would include addressing, among other things, the particular concerns of culverts and rail line ballast. During the first quarter of 2003, the Company submitted a proposed maintenance schedule. As of the date of this report, the BLM has not responded to the Company’s proposed maintenance schedule.

MRC Financing. During the second quarter of 2003 MRC commenced a $2.1 million private placement of its Class B Units to its existing members. Kaiser will fund at least $1.72 million of the private placement. The funding is payable in installments with the last installment due in July 2004.

KAISER VENTURES LLC AND SUBSIDIARIES

Risks. As is discussed in this Report on Form 10-Q/A and in more detail in the Company’s 2002 Annual Report on Form 10-K/A, there are numerous risks associated with MRC and the Landfill Project, including the competition represented by the Mesquite Landfill Project which was purchased by the District in December 2002. There are also numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are material litigation risks associated with the current federal land exchange litigation, as well as the threatened litigation over the Endangered Species Act.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2003 and 2002

An analysis of the significant components of the Company’s resource revenues for the quarters ended June 30, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$437,000	$355,000	23%
Gain on Mill Site land sales	—	27,000	(100)%

Total ongoing operations	437,000	382,000	14%

Interim Activities (net)	(94,000)	(65,000)	(45)%

Total resource revenues	$343,000	$317,000	8%

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

KAISER VENTURES LLC AND SUBSIDIARIES

of California’s budget for fiscal year 2003-2004 only provides funding through such date. If funding for the private prison is discontinued for any reason and/or the MTC lease is terminated, Kaiser would significantly reduce its remaining Eagle Mountain operations and staffing.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the second quarters of 2003 and 2002 were both $80,000 due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2003 increased 134% to $1,577,000 from $675,000 for the same period in 2002. The increase is primarily due to one time retention payments made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000 ($1,031,000) being partially offset by reduced staffing expenses ($135,000).

Net Interest and Investment Income. Net interest and investment income for the second quarter of 2003 was $220,000 compared to $92,000 in the same period in 2002. The change was due to an increase in gains on investments sold ($104,000) and increased interest and dividend income ($22,000).

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $1,094,000 in the second quarter of 2003 versus a pre-tax loss of $346,000 for the same period in 2002. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $4,000 for the second quarter of 2003, versus $1,000 for the same period in 2002.

Net Loss. For the second quarter of 2003, the Company reported a net loss of $1,098,000, or $0.16 per unit, versus a net loss of $347,000, or $0.05 per unit, reported for the same period in 2002.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2003 and 2002

An analysis of the significant components of the Company’s resource revenues for the six months ended June 30, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$1,246,000	$602,000	107%
Gain on Mill Site land sales	53,000	53,000	—%

Total ongoing operations	1,299,000	655,000	98%

Interim Activities (net)	(121,000)	(59,000)	(105)%

Total resource revenues	$1,178,000	$596,000	98%

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the six months of 2003 and 2002 were both $160,000 due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2003 increased 28% to $2,004,000 from $1,561,000 for the same period in 2002. The increase is primarily due to one time retention payments made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000 ($1,031,000) being partially offset by reduced staffing expenses ($392,000) and lower outside consulting expenses ($193,000).

Net Interest and Investment Income. Net interest and investment income for the first six months of 2003 was $333,000 compared to $277,000 in the same period in 2002. The change was due to an increase in gains on investments sold ($124,000) being partially offset by lower interest and dividend income ($66,000).

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $653,000 in the first six months of 2003 versus a pre-tax loss of $848,000 for the same period in 2002. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $8,000 for the first six months of 2003, versus $3,000 for the same period in 2002.

Net Loss. For the first six months of 2003, the Company reported a net loss of $661,000, or $0.09 per unit, versus a net loss of $851,000, or $0.12 per unit, reported for the same period in 2002.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $6,763,000 to $3,584,000 at June 30, 2003 from $10,347,000 at December 31, 2002. Included

KAISER VENTURES LLC AND SUBSIDIARIES

in cash and cash equivalents is $1,451,000 and $1,335,000 held solely for the benefit of MRC at June 30, 2003 and December 31, 2002, respectively. The decrease in cash and cash equivalents is primarily due to: (a) the net investment of $6,217,000 in excess cash in short and long-term investments; (b) $1,401,000 of cash used by operations (exclusive of purchase of investments); and (c) capital expenditures of $653,000 being partially offset by the collection of accounts and notes receivable of $362,000 and distributions received from the West Valley MRF totaling $1,250,000 through June 30, 2003.

Working Capital. During the first six months of 2003, current assets increased $2.1 million to $13.6 million, while current liabilities increased $1.1 million to $2.1 million. Included in current liabilities, as of June 30, 2003, is $93,000 in accounts payable and accrued liabilities relating to MRC. The increase in current assets resulted primarily from a net $1.4 million increase in cash and investments and a $920,000 increase in restricted cash offset by a $187,000 decline in accounts receivable. The restricted cash is a result of receiving $920,000 in cash from the Company’s transfer agent, see discussion below. The increase in current liabilities resulted primarily from the $920,000 increase in the conversion distribution payable, see discussion below. As a result, working capital increased during the first six months of 2003 by $1.0 million to $11.4 million at June 30, 2003.

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

Other Assets. The decrease in other assets ($458,000) relates primarily to decreases in notes receivable from the receipt of recurring payments ($175,000), the amortization of the environmental insurance policy ($160,000), and an increase in accumulated depreciation as of June 30, 2003 ($123,000).

Conversion Distribution Payable. During the second quarter of 2003, the Company received $920,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders.

Environmental Remediation Liabilities. As of June 30, 2003, and based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2003	December 31, 2002
	(Unaudited) (Restated –Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$3,584,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 at June 30, 2003 and December 31, 2002	576,000	763,000
Short-term investments	8,156,000	—
Notes receivable	337,000	337,000
Restricted cash for conversion distribution	920,000	—

	13,573,000	11,447,000

Eagle Mountain Landfill Investment	28,550,000	27,826,000

Investment in West Valley MRF	4,135,000	4,140,000

Land and improvements	2,503,000	2,503,000

Long-term investments	1,952,000	3,752,000

Other Assets
Notes receivable	837,000	1,012,000
Insurance receivable	1,500,000	1,500,000
Unamortized environmental insurance premium	3,160,000	3,320,000
Buildings and equipment (net)	821,000	944,000

	6,318,000	6,776,000

Total Assets	$57,031,000	$56,444,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2003	December 31, 2002
	(Unaudited) (Restated –Note 2)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$244,000	$73,000
Conversion distribution payable	920,000	—
Accrued liabilities	984,000	920,000

	2,148,000	993,000

Long-term Liabilities
Deferred gain on sale of real estate	429,000	482,000
Accrued liabilities	254,000	254,000
Litigation accrual	1,500,000	1,500,000
Environmental remediation	2,440,000	2,456,000

	4,623,000	4,692,000

Total Liabilities	6,771,000	5,685,000

Minority Interest	5,685,000	5,586,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,919,299 and 6,911,799, respectively	44,523,000	45,173,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive income	52,000	—

Total Members’ Equity	44,575,000	45,173,000

Total Liabilities and Members’ Equity	$57,031,000	$56,444,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Restated –Note 2)		(Restated –Note 2)
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$437,000	$355,000	$1,246,000	$602,000
Gain on Mill Site land sales	—	27,000	53,000	53,000

Total ongoing operations	437,000	382,000	1,299,000	655,000

Interim Activities Net Loss	(94,000)	(65,000)	(121,000)	(59,000)

Total resource revenues	343,000	317,000	1,178,000	596,000

Resource Operating Costs
Environmental insurance premium amortization	80,000	80,000	160,000	160,000

Income from Resources	263,000	237,000	1,018,000	436,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding employee retention expense	546,000	675,000	973,000	1,561,000
Employee retention expense	1,031,000	—	1,031,000	—

	1,577,000	675,000	2,004,000	1,561,000

Loss from Operations	(1,314,000)	(438,000)	(986,000)	(1,125,000)
Net interest and investment income	(220,000)	(92,000)	(333,000)	(277,000)

Loss before Income Tax Provision	(1,094,000)	(346,000)	(653,000)	(848,000)
Income tax provision	4,000	1,000	8,000	3,000

Net Loss	$(1,098,000)	$(347,000)	$(661,000)	$(851,000)

Basic Loss Per Unit	$(0.16)	$(0.05)	$(0.09)	$(0.12)

Diluted Loss Per Unit	$(0.16)	$(0.05)	$(0.09)	$(0.12)

Basic Weighted Average Number of Units Outstanding	6,912,000	6,906,000	6,912,000	6,905,000

Diluted Weighted Average Number of Units Outstanding	6,912,000	6,906,000	6,912,000	6,905,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2003	2002
	(Restated –Note 2)
Cash Flows from Operating Activities
Net loss	$(661,000)	$(851,000)
Income from equity method investments	(1,246,000)	(602,000)
Depreciation and amortization	283,000	303,000
Unrealized gain on investments	(87,000)	—
Mill Site land sale deferred gain realized	(53,000)	(53,000)
Issuance of Class A Units	11,000	11,000
Changes in assets:
Receivables and other	187,000	(235,000)
Purchase of investments – trading	(7,045,000)	—
Income tax receivable	—	1,182,000
Changes in liabilities:
Current liabilities	165,000	(1,561,000)
Long-term accrued liabilities	—	(66,000)

Net cash flows from operating activities	(8,446,000)	(1,872,000)

Cash Flows from Investing Activities
Minority interest	99,000	207,000
Distribution from West Valley MRF	1,250,000	500,000
Purchase of investments	(5,015,000)	(7,930,000)
Maturities of investments	5,843,000	—
Note receivable collections	175,000	166,000
Capitalized landfill expenditures	(653,000)	(1,386,000)
Environmental remediation expenditures	(16,000)	(9,000)

Net cash flows from investing activities	1,683,000	(8,452,000)

Cash Flows from Financing Activities
Receipt of conversion distribution from transfer agent	920,000	—
Increase in restricted cash for conversion distribution	(920,000)	—
Issuance of Class A units	—	2,000

Net cash flows from financing activities	—	2,000

Net Changes in Cash and Cash Equivalents	(6,763,000)	(10,322,000)

Cash and Cash Equivalents at Beginning of Year	10,347,000	16,389,000

Cash and Cash Equivalents at End of Quarter	$3,584,000	$6,067,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Six Months Ended June 30, 2003

(Unaudited)

	Class A		Accumulated Other Comprehensive Income	Total Members’ Equity
	Units	Amount
Balance at December 31, 2002	6,911,799	$45,173,000	$—	$45,173,000
Net loss (Restated-Note 2)	—	(661,000)	—	(661,000)
Comprehensive income, change in net unrealized gain on investments	—	—	52,000	52,000

Comprehensive loss (Restated-Note 2)				(609,000)
Issuance of Class A Units	7,500	11,000	—	11,000

Balance at June 30, 2003 (Restated-Note 2)	6,919,299	$44,523,000	$52,000	$44,575,000

At June 30, 2003 and December 31, 2002, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2003, and results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002.

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

The restatement for the three and six months ended June 30, 2003, results in a net increase in resource operating costs of $80,000 and $160,000, respectively, due to the quarterly amortization of $80,000 of an insurance policy premium. Additionally, there was a decrease in corporate general and administrative expenses of $2,000 for the three and six months ended June 30, 2003. This restatement results in an increase in the net loss of $78,000 and $158,000, respectively, for the three and six months ended June 30, 2003. The basic and diluted loss per unit increased $0.01 and $0.02, respectively, for the three and six months ended June 30, 2003. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the three and six months ended June 30, 2003 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2003	2003	2003
	As previously reported	As restated	As previously reported	As restated
Total resource revenues	$343,000	$343,000	$1,178,000	$1,178,000
Total resource operating costs	—	80,000	—	160,000

Income from Resources	343,000	263,000	1,178,000	1,018,000
Corporate General and Administrative Expenses	1,579,000	1,577,000	2,006,000	2,004,000

Loss from Operations	(1,236,000)	(1,314,000)	(828,000)	(986,000)
Net interest income	(220,000)	(220,000)	(333,000)	(333,000)

Loss before Income Tax Provision	(1,016,000)	(1,094,000)	(495,000)	(653,000)
Income tax provision	4,000	4,000	8,000	8,000

Net Loss	$(1,020,000)	$(1,098,000)	$(503,000)	$(661,000)

Basic Loss Per Unit	$(0.15)	$(0.16)	$(0.07)	$(0.09)

Diluted Loss Per Unit	$(0.15)	$(0.16)	$(0.07)	$(0.09)

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	May 31, 2003	November 30, 2002
Balance Sheet Information:
Current Assets	$9,726,000	$6,743,000
Property and Equipment (net)	17,527,000	18,413,000
Other Assets	415,000	449,000
Total Assets	$27,668,000	$25,605,000

Current Liabilities	$6,523,000	$4,278,000
Other Liabilities	564,000	737,000
CPCFA Bonds Payable	14,070,000	14,070,000
Members’ Equity	6,511,000	6,520,000
Total Liabilities and Members’ Equity	$27,668,000	$25,605,000

	2003	2002
Income Statement Information:
For the 3 months ended May 31
Net Revenues	$3,048,000	$2,687,000
Gross Profit	$1,205,000	$1,001,000
Net Income	$874,000	$708,000

For the 6 months ended May 31
Net Revenues	$6,357,000	$5,270,000
Gross Profit	$2,973,000	$1,821,000
Net Income	$2,491,000	$1,204,000

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

As of June 30, 2003, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

MRC Financing. During the second quarter of 2003 MRC commenced a $2.1 million private placement of its Class B Units to its existing members. Kaiser will fund at least $1.72 million of the private placement. The funding is payable in installments with the last installment due in July 2004.

KAISER VENTURES LLC AND SUBSIDIARIES

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

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck) against Lloyd’s of London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that we believe is ultimately responsible for the payment of any amount that it determined to be owed in litigation. During the second quarter of 2003 the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. The dismissal could be appealed by Truck. With the dismissal of the case, the only outstanding issue at this time is the London Carriers’ claim for reimbursement of attorneys’ fees and other costs of the litigation. Again, we believe that IMACC is ultimately responsible for any amount that may be owed.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC

Dated: December 2, 2004	James F. Verhey
James F. Verhey
Principal Financial Officer