Form 10-Q/A
period 2003-09-30
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

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

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-Q/A, Kaiser Ventures LLC, as the successor to Kaiser Ventures Inc. (the “Company”), amends Part I of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed by the Company on November 10, 2003 (the “Original 10-Q”) to reflect the changes described below.

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

The restatement for the three and nine months ended September 30, 2003, results in a net increase in resource operating costs of $80,000 and $240,000, respectively, due to the quarterly amortization of $80,000 of an insurance policy premium. Additionally, there was a decrease in corporate general and administrative expenses of $12,000 for the three and $14,000 for the nine months ended September 30, 2003. This restatement results in an increase in the net loss of $68,000 for the three months and an increase in the net loss of $226,000 for the nine months ended September 30, 2003. The basic and diluted loss per unit increased $0.01 and $0.03, respectively, for the three months and nine months ended September 30, 2003.

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

Except for the foregoing, no other information included in the Original 10-Q is amended in this Form 10-Q/A. All information in this Quarterly Report on Form 10-Q/A is as of September 30, 2003 or November 10, 2003, the date of the filing of the Original 10-Q, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-Q.

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

i

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2002 Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K/A Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K/A Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Form 10-K/A Report can also be accessed from the Company’s website at www.kaiserventures.com

The reader is encouraged to read this Form 10-Q/A Report in conjunction with the Company’s 2002 Annual Report on Form 10-K/A and the Company’s Form 10-Q/A Report for the quarter ended March 31, 2003, and for the quarter ended June 30, 2003, since the information contained herein is often an update of the information in such reports.

ii

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this report on Form 10-Q/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-Q Report, Annual Report, 10-K Report, 8-K Report or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; the impact of natural disasters such as floods on Kaiser’s tangible assets such as the Eagle Mountain railroad; litigation, including, among others, claims that relate to Eagle Mountain and pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, including, among others, asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our business; competition; the challenge, reduction or loss of any claimed tax benefits; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this report on Form 10-Q/A is strongly encouraged to read the entire report, together with the Company’s 2002 Annual Report on Form 10-K/A and its reports on Form 10-Q/A for the quarter ended March 31, 2003, and for the quarter ended on June 30, 2003, for background information and a complete understanding as to material developments concerning the Company.

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

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 4, beginning on Page 15 of this Report and are incorporated herein by this reference.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations and the MRC Casualty Loss). Total resource operating costs for the third quarters of 2003 and 2002 were $1,580,000 and $80,000, respectively. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. We currently estimate the cost of repairing this damage to be a minimum of $1,500,000. As a result, the Company has recorded a reserve and a charge to earnings in the amount of $1,500,000 during the third quarter to cover the minimum cost of these repairs. However, the Company is still investigating and evaluating the flood damage and the cost of repairs may be substantially higher than the current minimum estimate. The remaining $80,000 of expense in the third quarters of both 2003 and 2002 is due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 2003 decreased 20% to $538,000 from $670,000 for the same period in 2002. The decrease is primarily due to reductions in staffing expenses ($66,000) and lower professional and outside consulting expenses ($54,000).

Net Interest and Investment Income. Net interest and investment income for the third quarter of 2003 was $114,000 compared to $115,000 in the same period in 2002. The change was due to a decrease in interest income ($64,000) being mostly offset by increases in gains on investments sold ($23,000) and dividend income ($40,000).

Loss before Minority Interest & Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $1,495,000 in the third quarter of 2003 versus $229,000 for the same period in 2002.

Minority Interest. The minority unitholders in MRC were allocated $263,000, or 17.52%, of the $1,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $1,232,000 in the third quarter of 2003 versus a pre-tax loss of $229,000 for the same period in 2002. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for the third quarter of 2003, versus $4,000 for the same period in 2002. Additionally, during the third quarter of 2003, the Company recorded a $46,000 tax expense while in the third quarter of 2002, the Company recorded a tax benefit of $585,000, both of which related to activity prior to its conversion to a limited liability company. The additional income tax expense for the third quarter of 2003 was the result of a finalization of a State of California income tax audit for 1999. The income tax benefit for 2002 was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001.

Net Loss. For the third quarter of 2003, the Company reported a net loss of $1,280,000, or $0.19 per unit, versus net income of $352,000, or $0.05 per unit, reported for the same period in 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2003 and 2002

An analysis of the significant components of the Company’s resource revenues for the nine months ended September 30, 2003 and 2002 follows:

	2003	2002	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$1,759,000	$1,078,000	63%
Gain on Mill Site land sales	107,000	80,000	34%

Total ongoing operations	1,866,000	1,158,000	61%

Interim Activities (net)	(179,000)	(155,000)	(15)%

Total resource revenues	$1,687,000	$1,003,000	68%

Resource Revenues. Total resource revenues for the first nine months of 2003 were $1,687,000, compared to $1,003,000 for 2002. Revenues from ongoing operations increased 61% for the nine months to $1,866,000 from $1,158,000 in 2002, while interim activities (net of related expenses) declined to a net expense of $179,000 from a net expense of $155,000 in 2002.

Ongoing Operations. Income from equity method investment increased by $681,000 to $1,759,000 as a result of higher equity income from the West Valley MRF during the first nine months of 2003 compared to the same period in 2002. This increase in equity income in the West Valley MRF is mainly due to: (a) increased transfer and greenwaste tonnage and recyclable sales ($646,000); (b) reduced repairs and maintenance expenses ($148,000); and (c) decreased net interest expense and other income ($58,000) being partially offset by an increase in payroll expenses ($163,000) related to the increased tonnages and revenues.

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations and the MRC Casualty Loss). Total resource operating costs for the third quarters of 2003 and 2002 were $1,740,000 and $240,000, respectively. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. We currently estimate the cost of repairing this damage to be a minimum of

KAISER VENTURES LLC AND SUBSIDIARIES

$1,500,000. As a result, the Company has recorded a reserve and a charge to earnings in the amount of $1,500,000 during the third quarter to cover the minimum cost of these repairs. However, the Company is still investigating and evaluating the flood damage and the cost of repairs may be substantially higher than the current minimum estimate. The remaining $240,000 of expense in the third quarters of both 2003 and 2002 is due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2003 increased 14% to $2,542,000 from $2,232,000 for the same period in 2002. The increase is primarily due to one time retention payments made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000 ($1,031,000) being partially offset by reduced staffing expenses ($458,000) and lower outside consulting expenses ($248,000).

Net Interest and Investment Income. Net interest and investment income for the first nine months of 2003 was $448,000 compared to $392,000 in the same period in 2002. The change was due to an increase in gains on investments ($147,000) and increased dividend income ($67,000) being partially offset by lower interest income ($158,000).

Loss before Minority Interest & Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $2,147,000 for the first nine months of 2003 versus $1,077,000 for the same period in 2002.

Minority Interest. The minority unitholders in MRC were allocated $263,000, or 17.52%, of the $1,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $1,884,000 in the first nine months of 2003 versus a pre-tax loss of $1,077,000 for the same period in 2002. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $11,000 for the first nine months of 2003, versus $7,000 for the same period in 2002. Additionally, during the third quarter of 2003, the Company recorded a $46,000 tax expense while in the third quarter of 2002, the Company recorded a tax benefit of $585,000, both of which related to activity prior to its conversion to a limited liability company. The additional income tax expense for the third quarter of 2003 was the result of a finalization of a State of California income tax audit for 1999. The income tax benefit for 2002 was the result of changes in the Federal tax law and finalization of the Company’s income tax returns for 2001.

Net Loss. For the first nine months of 2003, the Company reported a net loss of $1,941,000, or $0.28 per unit, versus a net loss of $499,000, or $0.07 per unit, reported for the same period in 2002.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Other Assets. The decrease in other assets ($710,000) relates primarily to decreases in notes receivable from the receipt of recurring payments ($292,000), the amortization of the environmental insurance policy ($240,000), and an increase in accumulated depreciation as of September 30, 2003 ($178,000).

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

Environmental Remediation Liabilities. As of September 30, 2003, and based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for

KAISER VENTURES LLC AND SUBSIDIARIES

damages is filed against the Company that relates to the remaining $2.4 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

Long-term Liabilities. The decrease in other long-term liabilities is primarily due to the recognition of gains on real estate sales ($107,000).

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

FINANCIAL STATEMENTS

[The remainder of this page was intentionally left blank.]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Restated – Note 2)
ASSETS

Current Assets
Cash and cash equivalents	$5,832,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 at September 30, 2003 and December 31, 2002	248,000	763,000
Short-term investments	7,903,000	—
Notes receivable	337,000	337,000
Restricted cash for conversion distribution	1,470,000	—

	15,790,000	11,447,000

Eagle Mountain Landfill Investment	28,812,000	27,826,000

Investment in West Valley MRF	4,149,000	4,140,000

Land	2,503,000	2,503,000

Long-term investments	—	3,752,000

Other Assets
Notes receivable	720,000	1,012,000
Insurance receivable	1,500,000	1,500,000
Unamortized environmental insurance premium	3,080,000	3,320,000
Buildings and equipment (net)	766,000	944,000

	6,066,000	6,776,000

Total Assets	$57,320,000	$56,444,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Restated – Note 2)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$146,000	$73,000
Conversion distribution payable	1,470,000	—
Accrued liabilities	2,371,000	920,000

	3,987,000	993,000

Long-term Liabilities
Deferred gain on sale of real estate	375,000	482,000
Accrued liabilities	253,000	254,000
Litigation accrual	1,500,000	1,500,000
Environmental remediation	2,439,000	2,456,000

	4,567,000	4,692,000

Total Liabilities	8,554,000	5,685,000

Minority Interest	5,563,000	5,586,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,919,299 and 6,911,799, respectively	43,243,000	45,173,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(40,000)	—

Total Members’ Equity	43,203,000	45,173,000

Total Liabilities and Members’ Equity	$57,320,000	$56,444,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(Restated – Note 2)		(Restated – Note 2)
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$514,000	$475,000	$1,759,000	$1,078,000
Gain on Mill Site land sales	53,000	27,000	107,000	80,000

Total ongoing operations	567,000	502,000	1,866,000	1,158,000

Interim Activities Net Loss	(58,000)	(96,000)	(179,000)	(155,000)

Total resource revenues	509,000	406,000	1,687,000	1,003,000

Resource Operating Costs
Environmental insurance premium amortization	80,000	80,000	240,000	240,000
MRC casualty loss	1,500,000	—	1,500,000	—

Total resource operating costs	1,580,000	80,000	1,740,000	240,000

(Loss) Income from Resources	(1,071,000)	326,000	(53,000)	763,000

Corporate General and Administrative Expenses

Corporate overhead expenses, excluding employee retention expense	538,000	670,000	1,511,000	2,232,000
Employee retention expense	—	—	1,031,000	—

	538,000	670,000	2,542,000	2,232,000

Loss from Operations	(1,609,000)	(344,000)	(2,595,000)	(1,469,000)

Net interest and investment income	114,000	115,000	448,000	392,000

Loss before Minority Interest & Income Tax Provision	(1,495,000)	(229,000)	(2,147,000)	(1,077,000)

Minority Interest in Loss	263,000	—	263,000	—

Loss before Income Tax Provision (Benefit)	(1,232,000)	(229,000)	(1,884,000)	(1,077,000)

Income tax provision	2,000	4,000	11,000	7,000
Income tax expense (benefit) attributable to activities prior to conversion to LLC	46,000	(585,000)	46,000	(585,000)

Net (Loss) Income	$(1,280,000)	$352,000	$(1,941,000)	$(499,000)

Basic (Loss) Income Per Unit	$(0.19)	$0.05	$(0.28)	$(0.07)

Diluted (Loss) Income Per Unit	$(0.19)	$0.05	$(0.28)	$(0.07)

Basic Weighted Average Number of Units Outstanding	6,919,000	6,912,000	6,914,000	6,907,000

Diluted Weighted Average Number of Units Outstanding	6,919,000	6,932,000	6,914,000	6,907,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2003	2002
	(Restated – Note 2)
Cash Flows from Operating Activities
Net loss	$(1,941,000)	$(499,000)
Income from equity method investments	(1,759,000)	(1,078,000)
Depreciation and amortization	418,000	451,000
Unrealized gain on investments	(87,000)	—
Mill Site land sale deferred gain realized	(107,000)	(80,000)
MRC casualty loss, net of minority interest	1,237,000	—
Issuance of Class A Units	11,000	11,000
Income tax expense (benefit) attributable to activities prior to conversion to LLC	46,000	(585,000)
Changes in assets:
Receivables and other	515,000	(322,000)
Purchase of investments – trading	(7,045,000)	—
Income tax receivable	—	2,372,000
Changes in liabilities:
Current liabilities	(67,000)	(1,271,000)
Long-term accrued liabilities	(1,000)	(80,000)

Net cash flows from operating activities	(8,780,000)	(1,081,000)

Cash Flows from Investing Activities
Minority interest	240,000	306,000
Distribution from West Valley MRF	1,750,000	750,000
Purchase of investments	(5,039,000)	(6,510,000)
Maturities of investments	7,980,000	—
Note receivable collections	292,000	250,000
Capitalized landfill expenditures	(941,000)	(1,808,000)
Environmental remediation expenditures	(17,000)	(30,000)

Net cash flows from investing activities	4,265,000	(7,042,000)

Cash Flows from Financing Activities
Receipt of conversion distribution from transfer agent	1,470,000	—
Increase in restricted cash for conversion distribution	(1,470,000)	—
Issuance of Class A units	—	2,000

Net cash flows from financing activities	—	2,000

Net Changes in Cash and Cash Equivalents	(4,515,000)	(8,121,000)

Cash and Cash Equivalents at Beginning of Year	10,347,000	16,389,000

Cash and Cash Equivalents at End of Quarter	$5,832,000	$8,268,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Nine Months Ended September 30, 2003

(Unaudited)

	Class A		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount
Balance at December 31, 2002	6,911,799	$45,173,000	$—	$45,173,000
Net loss (Restated-Note 2)	—	(1,941,000)	—	(1,941,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	(40,000)	(40,000)

Comprehensive loss (Restated-Note 2)				(1,981,000)
Issuance of Class A Units	7,500	11,000	—	11,000

Balance at September 30, 2003 (Restated-Note 2)	6,919,299	$43,243,000	$(40,000)	$43,203,000

At September 30, 2003 and December 31, 2002, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002, as well as related notes, should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2003, results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

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

The restatement for the three and nine months ended September 30, 2003, results in a net increase in resource operating costs of $80,000 and $240,000, respectively, due to the quarterly amortization of $80,000 of an insurance policy premium. Additionally, there was a decrease in corporate general and administrative expenses of $12,000 for the three and $14,000 for the nine months ended September 30, 2003. This restatement results in an increase in the net loss of $68,000 for the three months and an increase in the net loss of $226,000 for the nine months ended September 30, 2003. The basic and diluted loss per unit increased $0.01 and $0.03, respectively, for the three months and nine months ended September 30, 2003. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the three and nine months ended September 30, 2003 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2003	2003	2003
	As previously reported	As restated	As previously reported	As restated
Total resource revenues	$509,000	$509,000	$1,687,000	$1,687,000
Total resource operating costs	1,500,000	1,580,000	1,500,000	1,740,000

Income (Loss) from Resources	(991,000)	(1,071,000)	187,000	(53,000)
Corporate General and Administrative Expenses	550,000	538,000	2,556,000	2,542,000

Loss from Operations	(1,541,000)	(1,609,000)	(2,369,000)	(2,595,000)
Net interest income	114,000	114,000	448,000	448,000

Loss before Minority Interest and Income Tax Provision	(1,427,000)	(1,495,000)	(1,921,000)	(2,147,000)
Minority Interest in Loss	263,000	263,000	263,000	263,000

Loss before Income Tax Provision	(1,164,000)	(1,232,000)	(1,658,000)	(1,884,000)
Income tax provision	48,000	48,000	57,000	57,000

Net Loss	$(1,212,000)	$(1,280,000)	$(1,715,000)	$(1,941,000)

Basic Loss Per Unit	$(0.18)	$(0.19)	$(0.25)	$(0.28)

Diluted Loss Per Unit	$(0.18)	$(0.19)	$(0.25)	$(0.28)

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	August 31, 2003	November 30, 2002
Current Assets	$6,166,000	$6,743,000
Property and Equipment (net)	17,493,000	18,413,000
Other Assets	399,000	449,000

Total Assets	$24,058,000	$25,605,000

Current Liabilities	$4,471,000	$4,278,000
Other Liabilities	478,000	737,000
CPCFA Bonds Payable – long term portion	12,570,000	14,070,000
Members’ Equity	6,539,000	6,520,000

Total Liabilities and Members’ Equity	$24,058,000	$25,605,000

Income Statement Information:	2003	2002
For the 3 months ended August 31
Net Revenues	$3,231,000	$3,027,000
Gross Profit	$1,357,000	$1,249,000
Net Income	$1,028,000	$951,000
For the 9 months ended August 31
Net Revenues	$9,588,000	$8,297,000
Gross Profit	$4,330,000	$3,070,000
Net Income	$3,519,000	$2,141,000

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

Note 8. EAGLE MOUNTAIN CONTRACT WITH MANAGEMENT TRAINING CORP

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

As of September 30, 2003, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck”) against Lloyd’s of London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that we believe is ultimately responsible for the payment of any amount that it determined to be owed in litigation. During the second quarter of 2003 the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. The dismissal could be appealed by Truck. With the dismissal of the case, the outstanding issue during the third quarter was the London Carriers’ claim for reimbursement of attorneys’ fees and other costs of the litigation. These have been paid to date by IMACC.

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

KAISER VENTURES LLC.

Dated: December 2, 2004	/s/ James F. Verhey
James F. Verhey
Principal Financial Officer