Form 10-K/A
period 2003-12-31
KAISER VENTURES LLC
filed 2004-12-06
CIK 1144834

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

The aggregate market value of the registrant’s Class A Units, held by non-affiliates of the registrant was approximately $9,581,391 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2001, which was assumed to be the same value as of March 23, 2004. The Class A Units are not publicly traded. (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

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

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-K/A, Kaiser Ventures LLC, the successor to Kaiser Ventures Inc. (the Company), amends Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed by the Company on March 29, 2004 (the “Original 10-K”) to reflect the changes described below.

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

The restatement for the year ended December 31, 2003, results in a net increase in resource operating costs of $320,000 for amortization of the insurance policy premium. Additionally, there was a decrease in corporate general and administrative expenses of $14,000 for the year ended December 31, 2003. This restatement results in an increase in the net loss of $306,000 and basic and diluted loss per unit of $0.04 for the year ended December 31, 2003.

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

Except for the foregoing, no other information included in the Original 10-K is amended in this Form 10-K/A. All information in this Annual Report on Form 10-K/A is as of December 31, 2002 or March 29, 2003, the date of the filing of the Original 10-K, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-K.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

During 2003 a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”), a company that operates a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed. MTC surrendered most of the property it leased as of December 31, 2003, with the exception of several houses that it continued to lease through February 2004. As of the date of this Report on Form 10-K/A, we have not had any success in finding a replacement tenant and thus, we are in the process of developing and implementing a plan to mothball the Eagle Mountain Townsite which should be completed by the end of the third quarter of 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing will be reduced. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management will continue to review.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

During 2003 a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to MTC that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31. 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed with most of the leased property returned to us as of that date, with the exception of several houses that it continued to lease through February 2004. As of the date of this Report on Form 10-K, we have not had any success in finding a replacement tenant and thus, we are in the process of developing and implementing a plan to mothball the Eagle Mountain Townsite which we expect to complete by the end of the third quarter of 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing will be reduced. The Company has recorded a reserve for the costs of such a reduction in activity, the adequacy of which management will continue to review.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

City of Ontario Claim. In 2001, the California Regional Water Quality Control Board (“RWQCB”) communicated with us that the City of Ontario had asserted that we were responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from our former Mill Site Property. By way of background, in the fall of 1993, RWQCB approved a settlement agreement resolving the Company’s groundwater remediation obligation. The settlement agreement provided that the Company would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. We have satisfied all of our obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. The City of Ontario’s claims were fully settled in March 2004 with the settlement paid by one of our insurance carriers.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck”) against Lloyd’s of London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that we believe is ultimately responsible for the payment of any amount that it determined to be owed in litigation. During the second quarter of 2003, the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. As of the date of this Report on the Original 10-K, IMACC has been reimbursing the London Carriers for the reasonable attorneys’ fees and costs of this litigation. We understand the Truck has decided to appeal the trial court’s decision to dismiss the case.

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

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	298,100	$3.11	0
Equity compensation plans not approved by security holders	N/A	N/A	7,500 annual[2]

[1]	This table does not include warrants issued to VEBA and the PBGC in connection with the repurchase of certain of their respective shares in Kaiser, Inc. For additional information see “Item 12. Securities Ownership of Certain Beneficial Owners and Management - Principal Unit Members.”
[2]	Each non-management member of the Board of Managers receives an annual grant of 2,500 Class A Units. Accordingly, 7,500 Class A Units are currently being issued each year. For additional information, see “Item 11. Executive Compensation – Manager Compensation.”

KAISER VENTURES LLC AND SUBSIDIARIES

Item 6. SELECTED FINANCIAL DATA

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included herein.

Selected Statement of Operations Data for the years ended December 31:	2003	2002	2001	2000	1999
	(Restated)
Total revenues	$2,274,000	$1,394,000	$68,051,000	$7,644,000	$49,516,000
MRC casualty loss	4,500,000	—	—	—	—
Other costs and expenses	3,097,000	2,846,000	5,563,000	6,847,000	13,788,000

Income (loss) from operations	(5,323,000)	(1,452,000)	62,488,000	797,000	35,728,000
Net interest and investment (income) expense	(627,000)	(497,000)	(2,532,000)	(581,000)	498,000

Income (loss) before minority interest and income tax provision	(4,696,000)	(955,000)	65,020,000	1,378,000	35,230,000
Minority interest in loss	789,000	—	—	—	—

Income (loss) before income tax provision (benefit)	(3,907,000)	(955,000)	65,020,000	1,378,000	35,230,000
Income tax currently payable	16,000	18,000	1,795,000	33,000	8,364,000
Income tax expense (benefit) attributed to activities prior to conversion to LLC	46,000	(585,000)	—	—	—
Deferred tax expense (benefit)	—	—	12,861,000	(11,998,000)	(3,211,000)
Deferred tax expense credited to equity (1)	—	—	—	—	6,048,000

Net income (loss)	$(3,969,000)	$(388,000)	$50,364,000	$13,343,000	$24,029,000

Earnings (loss) per unit/share
Net income (loss)
Basic	$(0.57)	$(0.06)	$7.65	$2.09	$2.35
Diluted	$(0.57)	$(0.06)	$7.58	$1.99	$2.31
Basic Weighted average number of units/shares outstanding (2)	6,916,000	6,908,000	6,584,000	6,394,000	10,226,000
Diluted Weighted average number of units/shares outstanding (2)	6,916,000	6,908,000	6,646,000	6,699,000	10,386,000

Selected Balance Sheet Data as of December 31:	2003	2002	2001	2000	1999
	(Restated)
Cash, cash equivalents and short-term investments	$13,670,000	$10,347,000	$16,389,000	$10,097,000	$14,686,000
Working capital	13,268,000	10,454,000	16,004,000	19,274,000	5,170,000
Total assets	57,312,000	56,444,000	58,550,000	74,788,000	103,445,000
Long-term debt	—	—	—	—	—
Long-term accrual for MRC casualty loss	4,195,000	—	—	—	—
Long-term litigation accrual (3)	—	1,500,000	1,500,000	—	—
Long-term environmental remediation liability	2,438,000	2,456,000	2,500,000	4,490,000	23,868,000
Members’/Stockholders’ equity (2)	41,050,000	45,173,000	45,548,000	59,474,000	60,890,000
Units/Shares outstanding (2)	6,919,000	6,912,000	6,901,000	6,523,000	6,317,000
Book value per unit/share (2)	$5.93	$6.54	$6.60	$9.12	$9.64

(1)	The deferred tax expense credited to equity represents taxes that were recorded by the Company for financial reporting purposes, but were not payable due to the Company’s utilization of Net Operating Loss (“NOL”) benefits from losses arising prior to and through the KSC bankruptcy. Although the amount of this benefit was not included in net income, stockholders’ equity was increased in an amount equal to the NOL tax benefit reported. There were no remaining NOL carryforwards at December 31, 2001.
(2)	Through November 30, 2001, Kaiser’s equity consisted of common stock. As of November 30, 2001, the effective date of the merger, Kaiser’s equity ownership was converted into Class A Units in Kaiser Ventures LLC. At December 31, 2003, 2002, and 2001, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2003 and 2002, Kaiser Ventures LLC had 952 and 48, Class C and D Units outstanding, respectively. There were no Class C and D units outstanding at December 31, 2001.
(3)	In 2001, as a result of a claim by the City of Ontario and its acceptance by an insurance carrier, the Company reclassified $1.5 million from long-term environmental remediation liability to long-term litigation accrual. Simultaneously, the Company also recorded a long-term insurance receivable of $1.5 million. As of December 31, 2003, both the long-term litigation accrual and long-term insurance receivable were reclassified to current liabilities/assets due to a tentative settlement reached with the City of Ontario.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”). Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this Report on Form 10-K/A, our remaining principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District). As of December 31, 2003, we also had cash and cash equivalents, receivables and long-term investments in securities of approximately $15.2 million. As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million.

We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members.

Primary Revenue Sources

Ongoing Operations

Kaiser’s revenues from ongoing operations are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method. Revenues from water resources represent payments received under the lease of our interest in Fontana Union to Cucamonga, which was sold in 2001.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations and the MRC Casualty Loss). Total resource operating costs for 2003 and 2002 were $4,820,000 and $320,000, respectively. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. We currently estimate the cost of repairing this damage to be $4,500,000, $300,000 of which we expect to be incurred in 2004. As a result, the Company has recorded a reserve and a charge to earnings in the amount of $4,500,000 during 2003 to cover the cost of these repairs. The remaining $320,000 of expense in both 2003 and 2002 is due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Total corporate general and administrative expenses for 2003 increased 10% to $2,777,000 from $2,526,000 for 2002. The increase is primarily due to one time retention payments ($1,031,000) made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000. This increase was substantially offset by: (a) reduced staffing expenses ($330,000); (b) lower non-recurring severance costs ($193,000); (c) the elimination of a previously established reserve during 2003 ($189,000); and (d) lower office rent expenses ($52,000). The reserve eliminated had been established in previous years for certain possible liabilities that were resolved during 2003, and thus the reserve was determined to be unnecessary and was reversed against general and administrative expenses.

Net Interest and Investment Income. Net interest and investment income for 2003 was $627,000 compared to $497,000 in 2002. The change was due to increased gains on investments ($243,000) and increased dividend income ($118,000) being partially offset by lower interest income ($232,000).

Loss before Minority Interest and Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $4,696,000 for 2003 versus $955,000 for 2002.

Minority Interest. The minority unitholders in MRC were allocated $789,000, or 17.52%, of the $4,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a loss before income tax provision (benefit) of $3,907,000 for 2003, versus a loss of $955,000 recorded in 2002. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a small gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc., a subsidiary of the Company. These taxes amounted to $16,000 for 2003, versus $18,000 for 2002. Additionally, during 2003, the Company recorded a $46,000 tax expense while in 2002, the Company recorded a tax benefit of $585,000, both of which related to activity prior to its conversion to a limited

KAISER VENTURES LLC AND SUBSIDIARIES

liability company. The additional income tax expense for 2003 was the result of a finalization of a State of California income tax audit for 1999. The benefit for 2002 was the result of changes in the Federal tax law and finalization of the Company’s Federal income tax returns for 2001.

Net Income (Loss). For 2003, the Company reported a net loss of $3,969,000 or $0.57 per unit, versus a net loss of $388,000, or $0.06 per unit, reported for 2002.

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

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case commission expense on Cucamonga water lease revenue and environmental insurance costs and recoveries relating to the Company’s historical operations). Total resource operating costs for 2002 increased to $320,000 from ($1,298,000) in 2001. This increase was due to an increase in the amortization expense associated with the Company’s environmental insurance policy ($160,000), a decrease in the gain from insurance coverage ($1,500,000) (which occurred in 2001), being partially offset by a decrease in the commission and outside legal costs associated with the CCWD lease ($42,000). The gain from insurance coverage, in 2001, was the result of an insurance policy providing coverage for a previously recorded estimated environmental remediation liability of $1,500,000. The increase in the amortization expense of the Company’s environmental insurance policy is due to the commencement date of the policy which began on July 1, 2001 at the rate of $80,000 per quarter. The decrease in the commission and outside legal costs associated with the CCWD lease was due to the sale of the Company’s investment in FUWC on March 6, 2001.

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

Loss before Minority Interest and Income Tax Provision. The Company recorded a loss before minority interest and income tax provision $955,000 for 2002, versus income of $65,020,000 recorded in 2001.

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

Working Capital. During 2003, current assets increased $6.2 million to $17.6 million, while current liabilities increased $3.3 million to $4.3 million. The increase in current assets resulted primarily from the $10.1 million increase in short-term investments, a $1.3 million increase in restricted cash, and a $1.8 million increase in insurance receivable, being mostly offset by a $6.8 million decrease in cash and cash equivalents as discussed above. The restricted cash is the result of receiving $1,300,000 in cash from the Company’s transfer agent as discussed below. The increase in current liabilities resulted primarily from: (a) a $1.5 million increase in litigation accrual; (b) the $1,340,000 increase in the conversion distribution payable, as discussed below; (c) the moving of the balance of the deferred real estate gain to current; and (d) the $300,000 current portion of the $4,495,000 accrual to repair the 52-mile Eagle Mountain railroad. The increases in insurance receivable and litigation accrual are due to the reclassification of those items into current assets and liabilities from long-term during the fourth quarter of 2003. Included in current liabilities as of December 31, 2003 is $376,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital increased during 2003 by $2.8 million to $13.3 million at December 31, 2003.

Accounts Receivable and Other (net). During 2003, accounts receivable decreased by $589,000 primarily as the result of collections from MTC ($450,000). At December 31, 2003, the Company’s accounts receivable and other balances totaled $174,000. The balance at December 31, 2002, was $763,000, of which $455,000 was receivable from MTC. This large receivable from MTC was a result of the late budget approval by the State of California, which delayed payments to service providers.

Insurance Receivable. At December 31, 2003, the Company had a balance of $1,781,000 in insurance receivable. During the fourth quarter of 2003, the Company reclassified its insurance receivable ($1,500,000) to a current asset from long-term assets due to the current state of settlement negotiations. In addition, the Company reclassified $281,000 from accounts receivable to insurance receivable as it relates to amounts advanced by the Company to certain third party vendors for claim expenses that will be reimbursed by the insurance company in accordance with the provisions of the Company’s insurance policy.

Short-Term and Long-Term Investments. At December 31, 2003, the Company had $10.1 million of its excess cash reserves invested in high-grade marketable commercial paper, and bond mutual funds. Based on the maturity dates of these investments, the entire amount was classified as a current asset. During the course of 2003, the Company made investments totaling $14.4 million and had maturities of $8.0 million. At December 31, 2002, the Company had investments totaling $3.8 million in high-grade marketable commercial paper, certificates of deposit, corporate bonds and U.S. government securities all of which were classified as long-term assets.

Investments. There was a $31,000 increase in our investment in the West Valley MRF during 2003 due to the recording of our equity share of income of $2,281,000 being mostly offset by the receipt of $2,250,000 in cash distributions during the year. Our investment in the Eagle Mountain Landfill increased $1,137,000 during 2003 due to continuing landfill development activities.

KAISER VENTURES LLC AND SUBSIDIARIES

Other Assets. The decrease in other assets ($2,710,000) is mainly related to: (a) the reclassification of the insurance receivable from long-term into current assets ($1,500,000); (b) decreases in notes receivable due to the receipt of principal payments ($356,000); (c) the reclassification of the balance of a note receivable into current assets ($307,000); (d) the amortization of the environmental insurance policy ($320,000); (e) and an increase in accumulated depreciation ($227,000).

Environmental Remediation Liabilities. We estimated, as of December 31, 2003, based upon current information, that our future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

Long-term Liabilities. The increase in other long-term liabilities ($2,191,000) is primarily due to the accrual of the MRC casualty loss ($4,195,000) being partially offset by decreases in the litigation accrual ($1.5 million) (which was reclassified from long-term liabilities into current liabilities), the environmental remediation liabilities ($18,000), the recognition of deferred gains on prior real estate sales ($107,000) and the reclassification of the balance of the deferred real estate gain to current liabilities to coincide with its note receivable classification ($375,000).

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Section 3: Business Outlook

The statements contained in this Business Outlook, as well as in “Part I. Item 1. BUSINESS”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-K/A, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. Certain of these projects and investments, such as our 50% equity ownership of the West Valley MRF, are essentially complete and we have been recognizing significant revenues and income

KAISER VENTURES LLC AND SUBSIDIARIES

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

Upon closing of the sale of the landfill project, $39 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report on the Original 10-K, the only litigation contingency is the federal litigation challenging the completed federal land exchange. Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC after the initial closing on a quarterly basis beginning with a successful outcome of the federal litigation regarding the land exchange with the BLM at the Federal District Court level for a period of up to four years. Also upon closing, the remaining $2 million of the purchase price will also be placed into an escrow account as a result of the District’s Puente Hills landfill receiving in 2003 and early 2004 the necessary permit approvals for its remaining 10 years of capacity.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

James F. Verhey joined Kaiser and was appointed Vice President - Finance and Chief Financial Officer in August 1993, appointed Senior Vice President-Finance in January 1996, and appointed Executive Vice President of Kaiser in January 1998. In addition to his duties with Kaiser, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. Mr. Verhey is a certified public accountant and spent several years with PricewaterhouseCoopers LLP in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for Kaiser. In addition to working for Kaiser, Mr. Verhey is the President of UCC Vineyard Group, which is headquartered in Napa, California, and which owns and manages wine grape vineyards.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

	Column 1	Column 2	Column 3	Column 4
Name	Class A Units Beneficially Owned, Excluding Options	Class A Units Underlying Options Exercisable Within 60-Days of March 23, 2004	Total # of Class A Units Owned(1)	% of Issued and Outstanding Class A Units (1)
Richard E. Stoddard, CEO, President & Chairman	110,194	62,350	172,544	2.5%

Gerald A. Fawcett, Vice Chairman(2)	98,078	62,000	160,078	2.3%

James F. Verhey, Executive Vice President – Finance & CFO	42,035	45,000	87,035	1.2%

Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	67,966	45,000	112,966	1.6%

Paul E. Shampay, Vice President - Finance	22,500	0	22,500	*

Ronald E. Bitonti, Manager(3)	15,896	1,500	17,396	*

Todd G. Cole, Manager	22,688	0	22,688	*

Marshall F. Wallach, Manager	25,750	1,500	27,250	*

All officers and directors as a group (8 persons) (1)	405,107	217,350	622,457	8.7%

*	Less than one percent.

KAISER VENTURES LLC AND SUBSIDIARIES

(1)	The percentage for each individual is based on the total number if issued and outstanding Class A Units (including the 126,598 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC) and was determined as if all the options listed in Column 2 had been exercised by that particular individual. All options are vested.
(2)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.
(3)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

Orange County, California

February 12, 2004, except for

Note 2 – Environmental Insurance and

Environmental Remediation Liabilities,

Notes 3, 11, 14, Note 21 – Environmental Contingencies,

and Note 23 – Settlement of City of Ontario,

as to which the date is November 12, 2004

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2003	2002
	(Restated –Note 3)
ASSETS

Current Assets
Cash and cash equivalents	$3,562,000	$10,347,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 and $34,000, respectively	174,000	763,000
Short-term investments	10,108,000	—
Insurance receivable	1,781,000	—
Notes receivable	644,000	337,000
Restricted cash held for conversion distribution	1,340,000	—

	17,609,000	11,447,000

Eagle Mountain Landfill Investment	28,963,000	27,826,000

Investment in West Valley MRF	4,171,000	4,140,000

Land	2,503,000	2,503,000

Long-term investments	—	3,752,000

Other Assets
Notes receivable	349,000	1,012,000
Insurance receivable	—	1,500,000
Unamortized environmental insurance premium	3,000,000	3,320,000
Buildings and equipment (net)	717,000	944,000

	4,066,000	6,776,000

Total Assets	$57,312,000	$56,444,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2003	2002
	(Restated –Note 3)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$118,000	$73,000
Income taxes payable	20,000	14,000
Conversion distribution payable	1,340,000	—
Deferred gain on sale of real estate	375,000	—
Litigation accrual	1,500,000	—
Accrued liabilities	688,000	906,000
Current portion of MRC accrual for casualty loss	300,000	—

	4,341,000	993,000

Long-term Liabilities
Deferred gain on sale of real estate	—	482,000
Accrued liabilities	250,000	254,000
Accrual for MRC casualty loss	4,195,000	—
Litigation accrual	—	1,500,000
Environmental remediation	2,438,000	2,456,000

	6,883,000	4,692,000

Total Liabilities	11,224,000	5,685,000

Minority Interest	5,038,000	5,586,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,919,299 and 6,911,799, respectively	41,215,000	45,173,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952 respectively	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(165,000)	—

Total Members’ Equity	41,050,000	45,173,000

Total Liabilities and Members’ Equity	$57,312,000	$56,444,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2003	2002	2001
	(Restated –Note 3)
Resource Revenues
Ongoing Operations
Gain on sale of FUWC stock	$—	$—	$65,171,000
Water resource	—	—	295,000
Gain on sale of California mines	—	—	1,756,000
Income from equity method investment in the West Valley MRF	2,281,000	1,502,000	978,000
Realized deferred gain on Mill Site land sales	107,000	107,000	107,000

Total ongoing operations	2,388,000	1,609,000	68,307,000

Interim Activities, net loss	(114,000)	(215,000)	(256,000)

Total resource revenues	2,274,000	1,394,000	68,051,000

Resource Operating Costs
Gain from environmental claim coverage	—	—	(1,500,000)
Environmental insurance premium amortization	320,000	320,000	160,000
Water resource expense	—	—	42,000
MRC casualty loss	4,500,000	—	—

Total resource operating costs	4,820,000	320,000	(1,298,000)

Income (Loss) from Resources	(2,546,000)	1,074,000	69,349,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding employee retention, stock-based compensation and stock option repricing expenses	1,735,000	2,515,000	5,145,000
Employee retention expense	1,031,000	—	—
Stock-based compensation expense	11,000	11,000	1,288,000
Stock option repricing expense	—	—	428,000

	2,777,000	2,526,000	6,861,000

Income (Loss) from Operations	(5,323,000)	(1,452,000)	62,488,000
Net interest and investment income	627,000	497,000	2,532,000

Income (Loss) before Minority Interest and Income Tax Provision	(4,696,000)	(955,000)	65,020,000

Minority Interest in Loss	789,000	—	—

Income (Loss) before Income Tax Provision (Benefit)	(3,907,000)	(955,000)	65,020,000
Income tax provision
Currently payable	16,000	18,000	1,795,000
Deferred tax expense	—	—	12,861,000
Income tax expense (benefit) attributed to activities prior to conversion to LLC	46,000	(585,000)	—

Net Income (Loss)	$(3,969,000)	$(388,000)	$50,364,000

Basic Income (loss) Per Unit/Share	$(0.57)	$(0.06)	$7.65

Diluted Income (loss) Per Unit/Share	$(0.57)	$(0.06)	$7.58

Basic Weighted Average Number of Units/Shares Outstanding	6,916,000	6,908,000	6,584,000
Diluted Weighted Average Number of Units/Shares Outstanding	6,916,000	6,908,000	6,646,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2003	2002	2001
	(Restated –Note 3)
Cash Flows from Operating Activities
Net (loss) income	$(3,969,000)	$(388,000)	$50,364,000
Income from equity method investment in West Valley MRF	(2,281,000)	(1,502,000)	(978,000)
Income tax (expense) benefit attributed to activities prior to the conversion to LLC	46,000	(585,000)	—
Deferred tax (benefit) expense	—	—	12,861,000
MRC casualty loss, net of minority interest	3,711,000	—	—
Depreciation and amortization	547,000	593,000	435,000
Unrealized gain on investments	(87,000)	—	—
Class A Units / Stock-based compensation expense	11,000	11,000	1,288,000
Stock option repricing expense	—	—	428,000
Gain on sale of FUWC stock	—	—	(65,171,000)
Mill Site land sale deferred gain realized	(107,000)	(107,000)	(107,000)
Gain from environmental insurance claim coverage	—	—	(1,500,000)
Gain on sale of Ca Mines	—	—	(1,756,000)
Changes in assets:
Receivable and other	308,000	(590,000)	2,273,000
Purchase of investments - trading	(7,045,000)	—	—
Income tax receivable	—	2,489,000	(1,904,000)
Changes in liabilities:
Accounts payable and accrued liabilities	(232,000)	(1,678,000)	(1,757,000)
Income taxes payable	(40,000)	14,000	—
Long-term accrued liabilities	(4,000)	(80,000)	(337,000)

Net cash flows used in operating activities	(9,142,000)	(1,823,000)	(5,861,000)

Cash Flows from Investing Activities
Minority interest	241,000	306,000	—
Proceeds from the sale of FUWC stock	—	—	81,783,000
Purchase of investments	(7,369,000)	(9,660,000)	—
Maturities of investments	7,980,000	5,908,000	—
Proceeds from the sale of Ca Mines	—	—	726,000
Collection of notes receivable	356,000	336,000	281,000
Capitalized landfill expenditures	(1,083,000)	(2,317,000)	(1,429,000)
Other capital expenditures	—	—	(25,000)
Environmental remediation expenditures	(18,000)	(44,000)	(126,000)
Environmental insurance	—	—	(3,800,000)
Distribution from West Valley MRF	2,250,000	1,250,000	750,000

Net cash flows from (used in) investing activities	2,357,000	(4,221,000)	78,160,000

Cash Flows from Financing Activities
Issuance of Class A units/common stock	—	2,000	3,278,000
Receipt of conversion distribution from transfer agent, net	1,340,000	—	—
Increase in restricted cash for conversion distribution, net	(1,340,000)	—	—
Distribution to Shareholders	—	—	(69,285,000)

Net cash flows from (used in) financing activities	—	2,000	(66,007,000)

Net Changes in Cash and Cash Equivalents	(6,785,000)	(6,042,000)	6,292,000

Cash and Cash Equivalents at Beginning of Year	10,347,000	16,389,000	10,097,000

Cash and Cash Equivalents at End of Year	$3,562,000	$10,347,000	$16,389,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2003, 2002 and 2001

	Member Units / Common Stock		Capital In Excess of Par Value	Retained Earnings	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
	Class A Units / Shares	Amount
Balance at December 31, 2000	6,522,700	$195,000	$51,676,000	$7,603,000	$—	$—	$59,474,000
Issuance of shares of common stock	378,599	12,000	4,555,000	—	—	—	4,567,000
Repricing of stock options	—	—	428,000	—	—	—	428,000
Conversion to LLC		(207,000)	(56,659,000)	(7,603,000)	64,469,000	—	—

Dividend	—	—	—	—	(69,285,000)	—	(69,285,000)
Net income	—	—	—	—	50,364,000	—	50,364,000

Balance at December 31, 2001	6,901,299	—	—	—	45,548,000	—	45,548,000
Issuance of Class A Units	10,500	—	—	—	13,000	—	13,000
Net loss	—	—	—	—	(388,000)	—	(388,000)

Balance at December 31, 2002	6,911,799	—	—	—	45,173,000	—	45,173,000
Net loss (Restated-Note 3)	—	—	—	—	(3,969,000)	—	(3,969,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	—	—	—	(165,000)	(165,000)

Comprehensive loss (Restated-Note 3)							(4,134,000)
Issuance of Class A Units	7,500	—	—	—	11,000	—	11,000

Balance at December 31, 2003 (Restated-Note 3)	6,919,299	$—	$—	$—	$41,215,000	$(165,000)	$41,050,000

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

The consolidated financial statements for the year ended December 31, 2003 are restated as further described in Note 3.

Ongoing Operations

The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects. Income from equity method investments reflects Kaiser’s share of income related to its equity investment in the West Valley MRF which the Company accounts for under the equity method.

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities include housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. Total interim revenues for 2003, 2002, and 2001, were $1.1 million, $1.0 million, and $1.0 million, respectively. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite the Townsite operations are being closed down and its facilities are being mothballed.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority-owned investments, except as specified below. Intercompany accounts and transactions have been eliminated.

Fontana Union Water Company. Prior to the sale in March 2001, the Company owned 53.71% of Fontana Union Water Company (“Fontana Union” or “FUWC”), a mutual water company, which entitled the Company to its proportionate share of Fontana Union water. The Company effectively transferred its control in Fontana Union to Cucamonga County Water District (“Cucamonga”) pursuant to a 102-year lease of its Fontana Union shares (“Cucamonga Lease”) which the Company entered into in March 1989, and which was amended in 1989, 1992 and 1993. Therefore, Kaiser received no direct benefit from nor had any direct exposure to the operations or financial performance of Fontana Union. Consequently, Kaiser’s investment in Fontana Union was recorded on the cost method with revenues from the Cucamonga Lease being recorded on a current basis pursuant to the terms and conditions of the Lease. On March 6, 2001, the Company closed on the sale of its Fontana Union investment to Cucamonga. (See Note 5).

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

	2003	2002	2001
	(Restated)
Net Earnings (loss)
As reported	$(3,969,000)	$(388,000)	$50,364,000
Pro forma	$(3,969,000)	$(388,000)	$50,364,000
Earnings (loss) per unit/share (Basic)
As reported	$(0.57)	$(0.06)	$7.65
Pro forma	$(0.57)	$(0.06)	$7.65
Earnings (loss) per unit/share (Diluted)
As reported	$(0.57)	$(0.06)	$7.58
Pro forma	$(0.57)	$(0.06)	$7.58

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

liabilities when recoveries are estimable and claims liabilities are accepted by the insurance carrier. Previously, the Company had capitalized the cost of the policy as prepaid insurance in other assets and reduced the prepaid insurance as claims were paid and insurance recoveries were collected.

The restatement for the year ended December 31, 2003, results in a net increase in resource operating costs of $320,000 for amortization of the insurance policy premium. Additionally, there was a decrease in corporate general and administrative expenses of $14,000 for the year ended December 31, 2003. This restatement results in an increase in the net loss of $306,000 and basic and diluted loss per unit of $0.04 for the year ended December 31, 2003. A comparison of restated and originally reported amounts in the consolidated financial statements of operations for the year ended December 31, 2003 are as follows:

	2003	2003
	As previously reported	As restated
Total resource revenues	$2,274,000	$2,274,000
Total resource operating costs	4,500,000	4,820,000

Loss from Resources	(2,226,000)	(2,546,000)
Corporate General and Administrative Expenses	2,791,000	2,777,000

Loss from Operations	(5,017,000)	(5,323,000)
Net interest income	627,000	627,000

Loss before Minority Interest and Income Tax Provision	(4,390,000)	(4,696,000)
Minority Interest in Loss	789,000	789,000

Loss before Income Tax Provision	(3,601,000)	(3,907,000)
Income tax provision	62,000	62,000

Net Loss	$(3,663,000)	$(3,969,000)

Basic Loss Per Unit	$(0.53)	$(0.57)

Diluted Loss Per Unit	$(0.53)	$(0.57)

Note 4. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31 consisted of the following:

	2003	2002
Management and Training Corporation	$5,000	$455,000
Insurance policy receivable	—	104,000
Interest receivable	22,000	73,000
KSC Recovery	26,000	11,000
Other	155,000	154,000

	208,000	797,000

Allowance for doubtful accounts	(34,000)	(34,000)

Total	$174,000	$763,000

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

There are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District purchased. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the recently threatened litigation over the Endangered Species Act, all as discussed in “Note 22. –LEGAL PROCEEDINGS”. No assurance can be made that the Company will successfully and timely resolve these matters so as to avoid a material adverse effect on the Company’s current plan to sell the landfill to the District. In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which the Company believes are economical.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

The following is a summary of the amortized cost of the investment securities as of December 31, 2002:

HELD-TO-MATURITY SECURITIES	MATURITIES FROM ONE TO FIVE YEARS
U.S. corporate commercial paper	$787,000
U.S. corporate debt securities	2,464,000
U.S. government debt securities	501,000

$3,752,000

Note 9. CONVERSION DISTRIBUTION

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

Note 10. NOTES RECEIVABLE

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

Note 11. ENVIRONMENTAL INSURANCE

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 12. BUILDINGS AND EQUIPMENT (Net)

Buildings and equipment (net) as of December 31 consisted of the following:

	2003	2002
Buildings and structures	$2,085,000	$2,085,000
Machinery and equipment	1,877,000	1,954,000

	3,962,000	4,039,000
Accumulated depreciation	(3,245,000)	(3,095,000)

Total	$717,000	$944,000

KAISER VENTURES LLC AND SUBSIDIARIES

Note 13. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31 consisted of the following:

	2003	2002
Compensation, severance and related employee costs	$197,000	$222,000
Accrued professional	415,000	515,000

Other	76,000	169,000

Total	$688,000	$906,000

Note 14. ENVIRONMENTAL REMEDIATION RESERVE

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

As of December 31, 2003, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not linked to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

See Note 11 “Environmental Insurance”, Note 21 “Environmental Contingencies” and Note 23 “Subsequent Events”, for further information.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2003, 2002, and 2001 and activities during the years ended on those dates is presented below:

	2003			2002			2001
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price
Outstanding at beginning of Year		298,100	$3.11		301,100	$3.08		712,650	$10.51
Granted		—	—		—	—		—	—
Exercised		—	—		(3,000)	0.55		(411,550)	8.62
Forfeited		—	—		—	—		—	—

Outstanding at end of year		298,100	$3.11		298,100	$3.11		301,100	$3.08

Options exercisable at year End		298,100	$3.11		298,100	$3.11		301,100	$3.08

Weighted-average fair value of options granted during the year	$	N/A		$	N/A		$	N/A

KAISER VENTURES LLC AND SUBSIDIARIES

The following table summarizes information about variable unit options outstanding as of December 31, 2003:

		Options Exercisable and Outstanding
Range of Exercise Prices	Weighted- Average Remaining Life (years)	Options	Weighted- Average Exercise Price
$0.55 to $1.625	5.0	161,600	$1.36
$4.85 to $5.58	5.0	136,500	$5.18

Note 16. EARNINGS (LOSS) PER UNIT/SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per unit/share:

	2003	2002	2001
	(Restated)
Numerator:
Net (loss) income	$(3,969,000)	$(388,000)	$50,364,000
Numerator for basic earnings (loss) per unit/share Income (loss) available to common stockholders	$(3,969,000)	$(388,000)	$50,364,000
Numerator for diluted earnings (loss) per unit/share Income (loss) available to common stockholders	$(3,969,000)	$(388,000)	$50,364,000
Denominator:
Denominator for basic earnings per unit/share -weighted-average shares	6,916,000	6,908,000	6,584,000
Effect of dilutive options	—	—	62,000

Denominator for diluted earnings per unit/share -adjusted weighted-average shares and assumed conversions	6,916,000	6,908,000	6,646,000

Basic earnings (loss) per unit/share	$(0.57)	$(0.06)	$7.65

Diluted earnings (loss) per unit/share	$(0.57)	$(0.06)	$7.58

For additional disclosures regarding the outstanding employee unit/stock options see Note 15.

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

2001
Number of antidilutive options	194,000
Range of option prices for the antidilutive options	$1.63 – 5.58

KAISER VENTURES LLC AND SUBSIDIARIES

Note 17. SALES OF ASSETS

During 2001 the Company completed the sale of its approximately 53.71% ownership interest in the capital stock of Fontana Union Water Company, a mutual water company, to Cucamonga for $87.5 million. Also during 2001 the Company sold its California Mine properties for $2.0 million.

Note 18. SUPPLEMENTAL CASH FLOW INFORMATION

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

A reconciliation of the effective income tax rate to the federal statutory rate, for financial reporting purposes, is as follows:

2001
Federal statutory rate	35.0%
Increase resulting from state tax, net of federal benefit	1.9
Federal Alternative Minimum Tax	0.5
Change in tax status	(14.9)

22.5%

Note 20. SIGNIFICANT CUSTOMERS

Significant Customers

Management and Training Corporation (“MTC”) operated a minimum security prison facility on a portion of the Eagle Mountain Site through December 31, 2003.

The Company received substantial portions of its revenue from the following customers:

Year Ended December 31	Cucamonga Lease	MTC Lease
2003	$—	$873,000
2002	$—	$847,000
2001	$295,000	$815,000

Note 21. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

As discussed in Note 11, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

At the inception of the insurance contract, the Company estimated, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Product Liability Litigation. In March 2002, the Company received a complaint captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02). The plaintiffs in this suit allege that KSC, or possibly other steel companies may have manufactured or sold pipe that was used in a portion of a petroleum pipeline that runs from the Texas Gulf Coast to Hammond, Indiana. It was further alleged that this portion of the pipeline was defective and ruptured on March 9, 2000, releasing gasoline and causing damage to the plaintiffs’ respective interests in land and that there were business interruption damages to certain of the plaintiffs. No amount of damages has been pled. Based upon the complaint, it appears that plaintiffs filed this lawsuit because of statute of limitations concerns without knowing who may have actually sold or

KAISER VENTURES LLC AND SUBSIDIARIES

manufactured the pipe in the ruptured section of the pipeline. There were no material developments in this case in 2003. A National Transportation & Safety accident report identified another company as the maker of the ruptured pipe. Based upon information currently known, it is anticipated that the Company will ultimately be dismissed from the lawsuit. See “Note 23. Subsequent Events” for further information.

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

City of Ontario Claim. In 2001, the California Regional Water Quality Control Board (“RWQCB”) communicated with us that the City of Ontario had asserted that the Company was responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from the Company’s former mill site property. By way of background, in the fall of 1993, RWQCB approved a settlement agreement resolving the Company’s groundwater remediation obligation. The settlement agreement provided that the Company would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. The Company has satisfied all of its obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. See “Note 23. Subsequent Events” for further information.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck”) against Lloyd’s of London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that the Company believes is ultimately responsible for the payment of any amount that is determined to be owed in litigation. During the second quarter of 2003, the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. As of the date of this Report on Form 10-K/A, IMACC has been reimbursing the London Carriers for the reasonable attorneys’ fees and costs of this litigation. The Company understands that Truck has decided to appeal the trial court’s decision to dismiss the case.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Dismissal of Products Liability Litigation. On March 2, 2004, the Company was dismissed without prejudice from the case Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al (District Court of Tarrant County Texas, Case No. 96-191 821-02).

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 24. QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Restated)	(Restated)	(Restated)	(Restated)
2003
Resource revenues	$835,000	$343,000	$509,000	$587,000
Income (loss) from operations	$329,000	$(1,314,000)	$(1,609,000)	$(2,729,000)
Income (loss) before minority interest and income tax provision	$442,000	$(1,094,000)	$(1,495,000)	$(2,549,000)
Income (loss) before income tax provision	$442,000	$(1,094,000)	$(1,232,000)	$(2,023,000)
Net (loss) income	$438,000	$(1,098,000)	$(1,280,000)	$(2,029,000)
Earnings (loss) per unit (1)
Basic	$0.06	$(0.16)	$(0.19)	$(0.29)
Diluted	$0.06	$(0.16)	$(0.19)	$(0.29)

See Note 7 – Mine Reclamation, LLC regarding loss in fourth quarter related to flood damage to railroad.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Resource revenues	$279,000	$317,000	$406,000	$392,000
Income (loss) from operations	$(687,000)	$(438,000)	$(344,000)	$17,000
Income (loss) before income tax provision	$(502,000)	$(346,000)	$(229,000)	$122,000
Net (loss) income	$(504,000)	$(347,000)	$352,000	$111,000
Earnings (loss) per unit (1)
Basic	$(0.07)	$(0.05)	$0.05	$0.02
Diluted	$(0.07)	$(0.05)	$0.05	$0.02

(1)	Annual per unit/share amounts may not agree to the sum of the quarterly per unit/share amounts due to rounding.

KAISER VENTURES LLC AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Adjustments from Reserves	Balance at End of Period
Year Ended December 31, 2003
Allowance for losses in collection of current accounts receivable	$34,000	$—	$—	$34,000

Year Ended December 31, 2002
Allowance for losses in collection of current accounts receivable	$34,000	$—	$—	$34,000

Year Ended December 31, 2001
Allowance for losses in collection of current accounts receivable	$83,000	$—	$49,000	$34,000