Form 10QSB
period 2004-03-31
KAISER VENTURES LLC
filed 2004-12-07
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-65194

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At November 30, 2004, 6,929,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

Transitional Small Business Disclosure Format (Check one):    Yes  ☒    No  ☐

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2003 Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K/A Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K/A Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Form 10-K/A Report can also be accessed from the Company’s website at www.kaiserventures.com

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2003 Annual Report on Form 10-K/A since the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-QSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-QSB Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2003 Annual Report on Form 10-K/A for background information and a complete understanding as to material developments concerning the Company.

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

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 3, beginning on Page 12 of this Report and are incorporated herein by this reference.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are:

•	An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000;

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

•	Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District.

As of March 31, 2004, we also had cash and cash equivalents, receivables and short-term investments of approximately $15,000,000.

Eagle Mountain Landfill Project

Background. In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC is seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. The Company currently owns 82.48% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive 10,000 tons per day of municipal solid waste for the first ten years of operation and up to a maximum of 20,000 tons per day thereafter. The landfill is permitted to receive municipal solid waste for up to 88 years.

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, with an initial closing currently scheduled to occur in the fourth quarter of 2004. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below.

The District has undertaken extensive due diligence on the Landfill Project and is waiting for receipt of several items, including technical corrections to certain rights-of-way. In addition, the parties still need to negotiate the terms of various ancillary agreements such as joint use agreements for access and

KAISER VENTURES LLC AND SUBSIDIARIES

utilities. As of the date of the filing of this report, the parties agreed to extend the closing date to no later than December 31, 2004. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

Upon closing, $39,000,000 of the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange. Interest began to accrue on $39,000,000 of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation at the Federal District Court level for a period of up to four years. As originally envisioned, at closing, $2,000,000 of the purchase price would have been in the escrow account and released upon the later of (1) the release of the $39,000,000 or (2) receipt of the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. However, the Puente Hills landfill has received the permits necessary for the remaining 10 years of its capacity and thus, the full $41,000,000 will be fully distributed when the litigation contingencies are fully resolved. Receipt of the purchase price, in whole or in part, if at all, could be delayed for a substantial period of time pending satisfactory resolution of these contingencies.

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2003 Annual Report on Form 10-K/A.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections buried under silt while other areas had their rail bed undermined. The Company currently estimates the cost to repair the damage to be a minimum of $4,500,000. In the first quarter of 2004, the Company began undertaking the work necessary to preserve and protect the existing railroad which involves an expenditure of funds currently estimated to be less than $300,000. This work includes such items as cleaning out culverts in order to permit the unimpeded flow of water beneath the rail bed and repairing various protective flood dikes. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

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

In addition to the federal land exchange litigation, the Company, along with the U.S. Department of Interior, the BLM, the District and Metropolitan Water District of Southern California, received a letter in September 2002 from the Center for Biological Diversity, the Sierra Club, and Citizens for the Chuckwalla Valley and others (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the landfill project. Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion. In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle

KAISER VENTURES LLC AND SUBSIDIARIES

Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

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

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as demanded in the September 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to this notice of intent to sue letter and agreed to voluntarily undertake certain measures to alleviate concerns with respect to the desert tortoise. As of the date of the filing of this report, the Complaining Groups have not pursued any further action with respect to their April 8, 2004 letter.

MRC Financing. During 2003, MRC undertook and completed a $2,100,000 private placement of its Class B Units to its existing members. Kaiser agreed to fund at least $1,820,000 of the private placement. The funding was payable in installments. Kaiser made its first equity contribution of $910,000 under the private placement in August 2003, and its second equity contribution of $455,000 was made in March 2004, and its third and final equity contribution pursuant to this private placement of $456,000 was made in July 2004, bringing its ownership interest in MRC to 82.48%.

Risks. As is discussed in this Report on Form 10-QSB and discussed in more detail in the Company Report on Form 10-K/A for 2003, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there can be no assurance that both parties will continue to extend the closing date. There also can be no assurance that the completed purchase of the competing Mesquite landfill project by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the threatened litigation over the Endangered Species Act, all as discussed above. No assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on our current plan to sell the landfill to the District. If we are unable to manage any of these risks or uncertainties, we may not be able to sell the landfill project and the value of our Class A Units could be materially reduced.

In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to a limited portion of the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

KAISER VENTURES LLC AND SUBSIDIARIES

West Valley Materials Recovery and Transfer Station

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”) This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF.

During the first quarter of 2004, West Valley MRF processed approximately 18,500 tons of municipal solid waste per week.

As of the date of the filing of this report, we have received a total of $1,500,000 in cash distributions from the West Valley MRF.

Eagle Mountain, California

During 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”) that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed with most of the leased property returned to us as of that date, with the exception of several houses that it continued to lease through February 2004. In addition, repairs to several other buildings formerly leased by MTC still need to be completed at MTC’s expense. As of the date of this Form 10-QSB, we have not had any success in finding a replacement tenant and thus, we are in the process of implementing a plan to close down the Eagle Mountain Townsite which we expect to complete by the end of the fourth quarter of 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing has been reduced to one full time and one part-time individual. The Company has recorded a reserve for the costs (including severance) of such a reduction in activity, the adequacy of which management will continue to review.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the Company’s share of income related to its investment in the West Valley MRF that is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities include housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite (which effectively ended December 31, 2003) and other miscellaneous short-term activities. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, interim revenues have declined significantly in 2004. Expenses at the Eagle Mountain Townsite will remain at historical levels while the Townsite operations are being closed down and we are in the process of developing and implementing a plan to close down its facilities.

KAISER VENTURES LLC AND SUBSIDIARIES

Summary of Revenue Sources

Due to the nature of the Company’s projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE” for a discussion of recent material events affecting the Company’s revenue sources.

KAISER VENTURES LLC AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2004 and 2003

An analysis of the significant components of the Company’s resource revenues for the quarters ended March 31, 2004 and 2003 follows:

	2004	2003	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in West Valley MRF, LLC	$505,000	$809,000	(38)%
Gain on Mill Site land sales	27,000	53,000	(49)%

Total ongoing operations	532,000	862,000	(38)%

Interim Activities (net)
Eagle Mountain	(212,000)	(27,000)	(685)%

Total resource revenues	$320,000	$835,000	(62)%

Resource Revenues. Total resource revenues for the first quarter of 2004 were $320,000, compared to $835,000 for 2003. Revenues from ongoing operations decreased 38% for the quarter to $532,000 from $862,000 in 2003, while interim activities (net of related expenses) declined to a net loss of $212,000 from a net loss of $27,000 in 2003.

Ongoing Operations. Income from equity method investment decreased by $304,000 to $505,000 due to lower equity income from the West Valley MRF during the first quarter of 2004 compared to the same period in 2003. This decrease in equity income in the West Valley MRF is mainly due to: (a) lower net revenue from transfer and greenwaste tonnage and recyclable sales ($52,000); (b) increased staffing expenses ($59,000); (c) increased repairs and maintenance expenses ($30,000); (d) an increase in depreciation and amortization expense ($80,000); and (e) a decrease in miscellaneous income ($33,000).

Gain on Mill Site land sales. The Company recognized gains of $27,000 and $53,000 during the first quarters of 2004 and 2003, respectively, from the sales of certain Mill Site property parcels that closed in 1997 and 1999. This decrease in recognized gains is solely due to the early receipt of a quarterly payment during 2003 on a note receivable.

Interim Activities (net). Interim activities net of expenses for the first quarter of 2004 was a net loss of $212,000 compared to a net loss of $27,000 for the same period in 2003. This decline in interim activities (net) was due to the termination of a lease with MTC in connection with its operation of a private prison located at Eagle Mountain since 1989. As a result of the termination of the MTC lease, Kaiser has entered into a plan to significantly reduce its remaining Eagle Mountain operations and staffing and has recorded a reserve for the severance and lease termination costs of such a reduction in activity.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the first quarters of 2004 and 2003 were both $80,000 due to the amortization expense associated with the Company’s insurance policy that covers environmental matters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2004 increased 50% to $640,000 from $426,000 for the same period in 2003. The

KAISER VENTURES LLC AND SUBSIDIARIES

increase is primarily due to reduced reimbursements by the Company’s former bankruptcy estate ($82,000) and the establishment of a severance reserve for certain Eagle Mountain employees ($162,000). This severance expense is expected to increase as additional Eagle Mountain employees are terminated later this year. These increases were partially offset by lower professional and outside consulting expenses ($26,000).

Net Interest and Investment Income. Net interest and investment income for the first quarter of 2004 was $78,000 compared to $113,000 in the same period in 2003. The change was due to a decrease in interest and investment income ($16,000) relating to lower cash and investment balances, and a reduction in unrealized gains on investments ($18,000). As of June 30, 2003, the Company reclassified certain of its investments from “trading” to “available-for-sale”. This reclassification of these investments from “trading” to “available-for-sale” causes the Company to record any unrealized gains or losses in comprehensive income, a component of members’ equity, instead of through the statement of operations, as had been the case in the first quarter of 2003.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $322,000 in the first quarter of 2004 versus pre-tax income of $442,000 for the same period in 2003. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are distributed to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a small gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for the first quarter of 2004, versus $4,000 for the same period in 2003.

Net Income. For first quarter of 2004, the Company reported a net loss of $324,000, or $0.05 per unit, versus net income of $438,000, or $0.06 per unit, reported for the same period in 2003.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $144,000 to $3,706,000 at March 31, 2004 from $3,562,000 at December 31, 2003. Included in cash and cash equivalents is $2,445,000 and $2,069,000 held solely for the benefit of MRC at March 31, 2004 and December 31, 2003, respectively. The increase in cash and cash equivalents is primarily due to: (a) the collection of $1,476,000 from an insurance carrier (settlement with the City of Ontario, $1,250,000, and reimbursement of defense costs $226,000); (b) a distribution from the West Valley MRF of $500,000; (c) the collection of accounts receivable of $96,000; and (d) capital contributions of $71,000 by the minority members of MRC. These increases were mostly offset by the payment of a litigation settlement of $1,250,000, cash operating expenses of $562,000 (corporate general and administrative expenses net of interest and investment income), capitalized landfill expenditures of $132,000 and the payment of other existing liabilities ($56,000).

Working Capital. During the first quarter of 2004, current assets decreased $1.5 million to $16.1 million, while current liabilities decreased $1.5 million to $2.8 million. The decrease in current assets resulted primarily from the collection of $1,476,000 of insurance receivable, a $96,000 decline in accounts receivable, being partially offset by a $169,000 increase in short-term investments and the net $144,000 increase in cash and cash equivalents discussed above. The decrease in current liabilities is mainly due to the payment of a litigation settlement of $1,250,000. The final settlement between our insurance carrier and the City of Ontario resulted in a payment to the City that was $250,000 less than the Company had accrued. Therefore, the Company reduced both its litigation accrual and insurance receivable by $250,000 as of the date of the settlement with no effect on the Company’s results of operations. Included in current liabilities, as of March 31, 2004, is $320,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first quarter of 2004 by $25,000 to $13.2 million at March 31, 2004.

KAISER VENTURES LLC AND SUBSIDIARIES

Accounts Receivable and Other (net). During 2004, accounts receivable decreased by $96,000 as the result of collections of outstanding receivables.

Short-Term Investments. During 2004, short-term investments increased $169,000, primarily as a result of a $135,000 increase in the market value of investments. At March 31, 2004, the Company had $10.3 million of its excess cash reserves invested in bond funds and high-grade marketable U.S. corporate commercial paper. Based on the maturity dates of these investments, the entire amount was classified as a current asset.

Investments. There was a $5,000 increase in the Company’s investment in the West Valley MRF during the first quarter of 2004 resulting from the Company’s recording of $505,000 from its equity share of income during the period being almost completely offset by receipt of a $500,000 cash distribution. Our investment in the Eagle Mountain Landfill increased $93,000 during the first quarter of 2004 due to continuing landfill development activities.

Other Assets. The decrease in other assets ($193,000) is primarily the result of the amortization of the environmental insurance policy ($80,000), a decrease in notes receivable due to the receipt of recurring payments ($66,000), and an increase in accumulated depreciation as of March 31, 2003 ($47,000).

Environmental Remediation Liabilities. As of March 31, 2004, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

Minority Interest. During 2004, there was a $71,000 increase in minority interest as a result of additional capital contributions. As of March 31, 2004, the Company has recorded $5,109,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. As disclosed in the Notes to the 2003 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial

KAISER VENTURES LLC AND SUBSIDIARIES

statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest.

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

KAISER VENTURES LLC AND SUBSIDIARIES

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-QSB, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. Certain of these projects and investments, such as our 50% equity ownership of the West Valley MRF, are essentially complete and we have been recognizing significant revenues and income from them. However, the revenues from ongoing operations were significantly reduced in 2001 as a result of completing the sale of our stock in Fontana Union Water Company to Cucamonga County Water District. In addition, we distributed a significant portion of the net proceeds received from the Fontana Union stock sale ($69,285,000) to Kaiser Inc.’s stockholders in December 2001 in connection with the merger. We continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factor affecting our future equity income from the West Valley MRF is the profitability of the expansion of the facility’s capacity from 2,000 to 5,000 tons per day completed in 2001. The expansion enlarged the processing facility by an additional 80,000 square feet and provides for additional materials recovery sorting capacity. The ultimate success of this expansion will continue to depend on: (a) the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (b) recyclable commodity prices; and (c) future competition from competing facilities.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS - Eagle Mountain Landfill Project and Pending Site.” In August 2000, MRC entered into the Landfill Project Sale Agreement with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

Upon closing of the sale of the landfill project, $39 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report on Form 10-QSB, the only litigation contingency is the federal litigation challenging the completed federal land exchange. Although closing has not occurred, interest began to accrue on $39,000,000 of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation regarding the land exchange with the BLM at the Federal District Court level for a period of up to four years. Also upon closing, the remaining $2 million of the purchase price will also be placed into an escrow account as a result of the District’s Puente Hills landfill receiving in 2003 and early 2004 the necessary permit approvals for its remaining 10 years of capacity.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation related to that project. Although the closing with the District is currently scheduled to occur during 2004, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To reduce our general and administrative expenses as appropriate.

Item 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Based on its review of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company

KAISER VENTURES LLC AND SUBSIDIARIES

(including its subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FINANCIAL STATEMENTS

(REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,706,000	$3,562,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	78,000	174,000
Short-term investments	10,277,000	10,108,000
Insurance receivable	55,000	1,781,000
Notes receivable	618,000	644,000
Restricted cash held for conversion distribution	1,340,000	1,340,000

	16,074,000	17,609,000

Eagle Mountain Landfill Investment	29,056,000	28,963,000

Investment in West Valley MRF	4,176,000	4,171,000

Land	2,503,000	2,503,000

Other Assets
Notes receivable	283,000	349,000
Unamortized environmental insurance premium	2,920,000	3,000,000
Buildings and equipment (net)	670,000	717,000

	3,873,000	4,066,000

Total Assets	$55,682,000	$57,312,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$102,000	$138,000
Conversion distribution payable	1,340,000	1,340,000
Deferred gain on sale of real estate	349,000	375,000
Litigation accrual	—	1,500,000
Accrued liabilities	758,000	688,000
Current portion of MRC accrual for casualty loss	282,000	300,000

	2,831,000	4,341,000

Long-term Liabilities
Accrued liabilities	250,000	250,000
Accrual for MRC casualty loss	4,195,000	4,195,000
Environmental remediation	2,436,000	2,438,000

	6,881,000	6,883,000

Total Liabilities	9,712,000	11,224,000

Minority Interest	5,109,000	5,038,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,919,299	40,891,000	41,215,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(30,000)	(165,000)

Total Members’ Equity	40,861,000	41,050,000

Total Liabilities and Members’ Equity	$55,682,000	$57,312,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2004	2003
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	$505,000	$809,000
Gain on Mill Site land sales	27,000	53,000

Total ongoing operations	532,000	862,000

Interim Activities, net loss	(212,000)	(27,000)

Total resource revenues	320,000	835,000

Resource Operating Costs
Environmental insurance premium amortization	80,000	80,000

Income from Resources	240,000	755,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding severance expense	478,000	426,000
Severance expense	162,000	—

	640,000	426,000

Income (Loss) from Operations	(400,000)	329,000

Net interest and investment income	78,000	113,000

Income (Loss) before Income Tax Provision	(322,000)	442,000

Income tax provision	2,000	4,000

Net Income (Loss)	$(324,000)	$438,000

Basic Income (Loss) Per Unit	$(0.05)	$0.06

Diluted Income (Loss) Per Unit	$(0.05)	$0.06

Basic Weighted Average Number of Units Outstanding	6,920,000	6,912,000

Diluted Weighted Average Number of Units Outstanding	6,920,000	6,932,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$(324,000)	$438,000
Income from equity method investments	(505,000)	(809,000)
Depreciation and amortization	127,000	143,000
Mill Site land sale deferred gain realized	(27,000)	(53,000)
Changes in assets:
Receivables and other	96,000	513,000
Insurance receivable	1,476,000	—
Purchase of investments – trading (See Note 1)	—	(5,000,000)
Changes in liabilities:
Current liabilities	56,000	(50,000)
Litigation accrual	(1,250,000)	—

Net cash flows from operating activities	(351,000)	(4,818,000)

Cash Flows from Investing Activities
Minority interest	71,000	99,000
Distribution from West Valley MRF	500,000	750,000
Purchase of investments	(34,000)	(5,040,000)
Maturities of investments	—	4,000,000
Note receivable collections	92,000	114,000
Capitalized landfill expenditures	(132,000)	(281,000)
Environmental remediation expenditures	(2,000)	(9,000)

Net cash flows from investing activities	495,000	(367,000)

Net Changes in Cash and Cash Equivalents	144,000	(5,185,000)

Cash and Cash Equivalents at Beginning of Year	3,562,000	10,347,000

Cash and Cash Equivalents at End of Quarter	$3,706,000	$5,162,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Three Months Ended March 31, 2004

(Unaudited)

	Class A		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount
Balance at December 31, 2003	6,919,299	$41,215,000	$(165,000)	$41,050,000
Net loss	—	(324,000)	—	(324,000)
Comprehensive income, change in net unrealized gain on investments	—	—	135,000	135,000

Comprehensive loss				(189,000)

Balance at March 31, 2004	6,919,299	$40,891,000	$(30,000)	$40,861,000

At March 31, 2004 and December 31, 2003, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (“the Company”) as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K/A. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2004, and results of operations and cash flows for the three month periods ended March 31, 2004 and 2003.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company had investments in two bond funds that it classified as “trading” until June 30, 2003, and which it marked to market with any unrealized gain or loss reflected in the statement of operations. FAS 115 requires any activity with regard to “trading” securities between reporting periods to be reflected in the Consolidated Statement of Cash Flows as an operating activity rather than an investing activity. As a result, the Company’s reported net cash flows from operating activities for the first three months of 2003, reflects as a use of cash, the $5.0 million in cash that the Company invested in the two bond funds. The Company also has investments in U.S. corporate commercial paper, which it classifies as “available-for-sale” and which were marked to market with any unrealized gain or loss reflected in comprehensive income, a component of members’ equity. As of March 31, 2004, the Company considered all of its short and long term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 3 for additional information relating to the classification of investments.

Stock Based Compensation. At March 31, 2004, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the three months ended March 31, 2004 and 2003, there would have been no effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

Note 2. ENVIRONMENTAL INSURANCE AND ENVIRONMENTAL REMEDIATION LIABILTIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, in 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the $1.5 million obligation as a litigation accrual, separate from the $2.5 million environmental remediation liabilities. The City of Ontario’s claims were fully settled in March 2004 with the settlement paid by the insurance carrier. The final settlement between our insurance carrier and the City of Ontario resulted in a payment to the City that was $250,000 less than the Company had accrued. Therefore, the Company reduced both its litigation accrual and insurance receivable by $250,000 as of the date of the settlement with no effect on the Company’s results of operations.

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2004 and December 31, 2003, the Company had investments in bond mutual funds and U.S. corporate commercial paper which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2004 and December 31, 2003:

AVAILABLE-FOR-SALE SECURITIES	MARCH 31, 2004	DECEMBER 31, 2003
Bond funds	$9,504,000	$9,332,000
U.S. corporate commercial paper	773,000	776,000

	$10,277,000	$10,108,000

As of March 31, 2004, the Company’s “available for sale” securities had an unrealized net loss of $30,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity. This unrealized net loss includes unrealized gains of $13,000 on four individual bonds, and unrealized losses of $43,000 on two bond funds. As of December 31, 2003, the Company’s “available for sale” securities had an unrealized net loss of $165,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity. This unrealized net loss includes unrealized gains of $11,000 on four individual bonds, and unrealized losses of $176,000 on two bond funds. The unrealized losses on the two bond funds arose during July 2003. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	February 29, 2004	November 30, 2003

Current Assets	$7,304,000	$6,801,000
Property and Equipment (net)	16,838,000	16,987,000
Other Assets	367,000	383,000

Total Assets	$24,509,000	$24,171,000

Current Liabilities	$5,043,000	$4,628,000
Other Liabilities	304,000	391,000
CPCFA Bonds Payable – long term portion	12,570,000	12,570,000
Members’ Equity	6,592,000	6,582,000

Total Liabilities and Members’ Equity	$24,509,000	$24,171,000

Income Statement Information:	2004	2003
For the 3 months ended February 29 and 28, respectively
Net Revenues	$3,205,000	$3,308,000
Gross Profit	$1,312,000	$1,768,000
Net Income	$1,010,000	$1,618,000

The Company recognized equity income from the West Valley MRF of $505,000 and $809,000 for the first three months of 2004 and 2003, respectively. The Company received distributions of $500,000 and $750,000 during the first three months of 2004 and 2003, respectively, from its investment in the West Valley MRF.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2004, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost; (b) our 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station continues to generate significant net income and positive cash flow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 6. ENVIRONMENTAL REMEDIATION RESERVE

During 2004, the Company reached a settlement with the City of Ontario regarding its outstanding environmental claim. This settlement resulted in the remediation reserve being decreased by $1,500,000. This settlement was completely covered by the Company’s insurance. In connection with this settlement, the Company received from its insurance company, and subsequently paid out to the City of Ontario, a cash settlement of $1,250,000 and received a net $226,000 from its insurance company for reimbursement of defense cost.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 7. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 2, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

As of March 31, 2004, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. The Company currently estimates the cost to repair the damage to be a minimum of $4,500,000. In the first quarter of 2004, the Company began undertaking the work necessary to preserve and protect the existing railroad which involves an expenditure of funds currently estimated to be less than $300,000. This work includes such items as cleaning out culverts in order to permit the unimpeded flow of water beneath the rail bed and repairing various protective flood dikes. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

MRC Financing. During the second quarter of 2003, MRC commenced a $2,100,000 private placement of its Class B Units to its existing members which was completed in the third quarter. Kaiser agreed to fund at least $1,820,000 of the private placement which, is payable in installments with the last installment due in July 2004. Kaiser made its first equity contribution of $910,000 under this private placement in August 2003, bringing its ownership interest in MRC to 82.48%. The Company made its second contribution of $455,000 in March 2004. Upon termination of MRC, each minority unitholder is entitled to receive their pro-rata share of the net proceeds (if any) from the disposition of MRC’s assets. However, as a result of the MRC casualty loss described above which resulted in the recording of a $1,500,000 repair expense accrual during the third quarter of 2003, and an additional $3,000,000 in repair expense accrual in the fourth quarter of 2003, MRC will likely need to commence another private placement of Class B units in the near future to fund the repairs required.

PART II

Item 1. LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-K for 2003, the Company is engaged in certain claims and litigation. As of the date of the filing of this report, there have been no material developments in any legal proceeding except as discussed below:

Threatened Endangered Species Act Litigation. The Company along with the U.S. Department of Interior, the BLM, the Los Angeles County Sanitation District and Metropolitan Water District of Southern California, received a letter dated September 26, 2002, from the Center for Biological Diversity, the Sierra Club, and Citizens for the Chuckwalla Valley and others (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the Eagle Mountain landfill project. Among other things, it is alleged that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion. In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

KAISER VENTURES LLC AND SUBSIDIARIES

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

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as originally demanded in the September 26, 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to such notice of intent to sue letter and agreed to voluntarily undertake certain measures to alleviate concerns with respect to the desert tortoise. As of the date of the filing of this report, the Complaining Groups have not pursued any further action with respect to their April 8, 2004 letter.

Dismissal of Product Liability Litigation. In March 2002, the Company received a complaint in the mail captioned Explorer Pipeline Company, et al v. Kaiser Steel Corporation, et al., (District Court of Tarrant County, Texas, Case No. 96-191821-02). The plaintiffs in this suit alleged that KSC manufactured or sold defective pipe that ruptured releasing gasoline and causing damage to the plaintiffs’ respective interests in land and that there were business interruption damages to certain of the plaintiffs. A National Transportation & Safety accident report identified another company as the maker of the ruptured pipe and, in March 2004, the Company was dismissed from the lawsuit without prejudice.

City of Ontario Claim. In 2001, the California Regional Water Quality Control Board (“RWQCB”) communicated with us that the City of Ontario had asserted that the Company was responsible for the damage caused by a plume of high total dissolved solids (such as salt) to one of its wells, which plume allegedly emanated from our former mill site property. By way of background, in the fall of 1993, RWQCB approved a settlement agreement resolving the Company’s groundwater remediation obligation. The settlement agreement provided that the Company would: (i) pay $1,500,000 upon approval of the settlement agreement; and (ii) contribute 1,000 acre feet of water in storage per year for 25 years for the benefit of a regional groundwater de-salter program either by direct transfer to the de-salter project or abandonment to the basin with a Watermaster waiver of the de-salter replenishment obligation. The Company has satisfied all of the obligations under the settlement agreement. However, the settlement agreement left open the possibility of certain third party claims. The City of Ontario’s claims were fully settled in March 2004 with the settlement paid by one of our insurance carriers.

BKK Landfill Claim. On November 29, 2004, the Company received a letter from the California Department of Toxic Substances Control (“DTSC”) notifying the Company that it has been identified as a potentially responsible party with respect to the BKK Landfill Facility located in West Covina, California (the “Facility”). The letter stated that the BKK Corporation announced that it would not be able to continue to operate the Facility after November 17, 2004. As of the date of the filing of this report, the Company does not know the range of any possible liability, if any. However, based upon the limited information contained in the letter, it appears that any activity which could give rise to any possible liability occurred prior to the bankruptcy of Kaiser Steel Corporation and thus, such claim should be discharged by the bankruptcy. In addition, claim should be covered by the Company’s insurance.

Item 2. CHANGES IN SECURITIES

Not applicable.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 5. OTHER INFORMATION

The Company qualifies as a “small business issuer” under applicable rules and regulations of the Securities and Exchange Commission and this report on Form 10-QSB is the Company’s first report to be filed under such rules and regulations.

The Company has deferred its next meeting of members until the Spring of 2005.

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