Form 10QSB
period 2004-06-30
KAISER VENTURES LLC
filed 2005-03-15
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

At March 8, 2005, 6,929,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2003 Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K/A Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K/A Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Form 10-K/A Report can also be accessed from the Company’s website at www.kaiserventures.com

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2003 Annual Report on Form 10-K/A and the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004, since the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-QSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-QSB Rep ort or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 3, beginning on Page 14 of this Report and are incorporated herein by this reference.

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

As of June 30, 2004, we also had cash and cash equivalents, receivables and short-term investments of approximately $14,300,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, with an initial closing currently scheduled to occur as of the date of the filing of this report in the first quarter of 2005. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below.

KAISER VENTURES LLC AND SUBSIDIARIES

The District has undertaken extensive due diligence on the Landfill Project and is waiting for receipt of several items, including technical corrections to certain rights-of-way. In addition, the parties still need to negotiate the terms of various ancillary agreements such as joint use agreements for access and utilities. As of the date of the filing of this report, the parties agreed to extend the closing date to no later than March 31, 2005. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections buried under silt while other areas had their rail bed undermined. The Company currently estimates the cost to repair the damage to be a minimum of $4,500,000. In the first quarter of 2004, the Company began undertaking the work necessary to preserve and protect the existing railroad. This work includes such items as cleaning out culverts in order to permit the unimpeded flow of water beneath the rail bed and repairing various protective flood dikes. This work was substantially completed in July 2004 at a cost of approximately $130,000. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

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

In addition to the federal land exchange litigation, the Company, along with U.S. Bureau of Land Management (“BLM”), the District and Metropolitan Water District of Southern California, received a letter in September 2002 from the Center for Biological Diversity, the Sierra Club, and Citizens for the Chuckwalla Valley and others (“Complaining Groups”) declaring their intent to sue for violations of

KAISER VENTURES LLC AND SUBSIDIARIES

the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the landfill project. Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion. In summary, the Complaining Groups are demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

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

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as demanded in the September 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to this notice of intent to sue letter and agreed to voluntarily undertake certain measures to alleviate concerns with respect to the desert tortoise. As of the date of the filing of this report, the Company has completed certain of the voluntary measures and the Complaining Groups have not pursued any further action with respect to their April 8, 2004 letter.

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

During the second quarter of 2004, West Valley MRF processed approximately 22,000 tons of municipal solid waste per week.

Through the first six months of 2004 we received a total of $1,000,000 in cash distributions from the West Valley MRF. During the remainder of 2004 we received an additional $1,250,000 in cash distributions from the West Valley MRF.

Eagle Mountain, California

During 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”) that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed with most of the leased property returned to us as of that date, with the exception of several houses that it continued to lease through February 2004. In addition, repairs to several other buildings formerly leased by MTC still need to be completed at MTC’s expense. Although efforts are ongoing, as of the date of this Form 10-QSB, we have not had any success in finding a replacement tenant and thus, we developed and implemented a plan to mothball the Eagle Mountain Townsite which was completed in November 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing has been reduced to one full time and one part-time individual. The Company has recorded a reserve for the costs (including severance) of such a reduction in activity, the adequacy of which management will continue to review.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the Company’s share of income related to its investment in the West Valley MRF that is accounted for using the equity method.

KAISER VENTURES LLC AND SUBSIDIARIES

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities include housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite (which effectively ended December 31, 2003) and other miscellaneous short-term activities. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, interim revenues have declined significantly in 2004. Expenses at the Eagle Mountain Townsite remained at historical levels until completion of the mothballing of the site which was finished in November 2004.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2004 and 2003

An analysis of the significant components of the Company’s resource revenues for the quarters ended June 30, 2004 and 2003 follows:

	2004	2003	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in
West Valley MRF, LLC	$627,000	$437,000	44%
Gain on Mill Site land sales	27,000	—	n/a

Total ongoing operations	654,000	437,000	50%

Interim Activities (net)
Eagle Mountain	(175,000)	(94,000)	(86)%

Total resource revenues	$479,000	$343,000	40%

Resource Revenues. Total resource revenues for the second quarter of 2004 were $479,000, compared to $343,000 for 2003. Revenues from ongoing operations increased 50% for the quarter to $654,000 from $437,000 in 2003, while interim activities (net of related expenses) increased to a net loss of $175,000 from a net loss of $94,000 in 2003.

Ongoing Operations. Income from the Company’s equity method investment increased by $190,000 to $627,000 due to higher equity income from the West Valley MRF during the second quarter of 2004 compared to the same period in 2003. This increase in equity income in the West Valley MRF is mainly due to increased net revenue from transfer and greenwaste tonnage and recyclable sales ($267,000) and decreased repairs and maintenance expenses ($27,000) being partially offset by increased staffing expenses ($76,000) and increased depreciation and amortization expense ($33,000).

KAISER VENTURES LLC AND SUBSIDIARIES

These increases in revenues and expenses were mainly due to a 19% increase in tonnage over the same period in 2003.

Gain on Mill Site land sales. The Company recognized a gain of $27,000 during the second quarter of 2004 from the sales of certain Mill Site property parcels that closed in 1997 and 1999. This increase in recognized gain is solely due to the early receipt of the 2003 second quarter note receivable payment, which was received in March 2003.

Interim Activities (net). Interim activities net of expenses for the second quarter of 2004 was a net loss of $175,000 compared to a net loss of $94,000 for the same period in 2003. This increase in interim activities (net) was due to the termination of a lease with MTC in connection with its operation of a private prison located at Eagle Mountain since 1989. As a result of the termination of the MTC lease, Kaiser has entered into a plan to significantly reduce its remaining Eagle Mountain operations and staffing.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the second quarters of 2004 and 2003 were both $80,000 due to the amortization expense associated with the Company’s insurance policy that covers environmental matters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2004 decreased 60% to $626,000 from $1,577,000 for the same period in 2003. The decrease is primarily due to one time retention payments made as of June 30, 2003, to senior management ($1,031,000), and lower professional and outside consulting expenses ($45,000) being partially offset by bonuses to senior management in 2004 ($125,000).

Net Interest and Investment Income. Net interest and investment income for the second quarter of 2004 was $76,000 compared to $220,000 in the same period in 2003. The change was due to a decrease in interest and investment income ($39,000) relating to lower interest and dividend rates, and a reduction in both realized ($37,000) and unrealized ($68,000) gains on investments. As of June 30, 2003, the Company reclassified certain of its investments from “trading” to “available-for-sale”. This reclassification of these investments from “trading” to “available-for-sale” causes the Company to record any unrealized gains or losses in comprehensive income, a component of members’ equity, instead of through the statement of operations, as had been the case in the second quarter of 2003.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $151,000 in the second quarter of 2004 versus a pre-tax loss of $1,094,000 for the same period in 2003. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a small gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for the second quarter of 2004, versus $4,000 for the same period in 2003.

Net Income. For second quarter of 2004, the Company reported a net loss of $153,000, or $0.02 per unit, versus a net loss of $1,098,000, or $0.16 per unit, reported for the same period in 2003.

KAISER VENTURES LLC AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2004 and 2003

An analysis of the significant components of the Company’s resource revenues for the six months ended June 30, 2004 and 2003 follows:

	2004	2003	% Inc. (Dec)
Ongoing Operations
Income from equity method investment
in the West Valley MRF, LLC	$1,132,000	$1,246,000	(9)%
Gain on Mill Site land sales	53,000	53,000	—%

Total ongoing operations	1,185,000	1,299,000	(9)%

Interim Activities (net)	(386,000)	(121,000)	(219)%

Total resource revenues	$799,000	$1,178,000	(32)%

Resource Revenues. Total resource revenues for the first six months of 2004 were $799,000, compared to $1,178,000 for 2003. Revenues from ongoing operations decreased 9% for the six months to $1,185,000 from $1,299,000 in 2003, while interim activities (net of related expenses) declined to a net loss of $386,000 from a net loss of $121,000 in 2003.

Ongoing Operations. Income from the Company’s equity method investment decreased by $114,000 to $1,132,000 as a result of lower equity income from the West Valley MRF during the first six months of 2004 compared to the same period 2003. This decrease in equity income in the West Valley MRF is mainly due to increased: (a) payroll and related expenses ($135,000); (b) depreciation and amortization expense ($113,000); (c) property taxes ($47,000); and (d) repairs and maintenance expenses ($30,000) being partially offset by increased transfer and greenwaste tonnage and recyclable sales ($216,000). These increases in expenses and revenues were primarily due to a 11% increase in tonnage over the same period in 2003.

Gain on Mill Site land sales. The Company recognized gains of $53,000 during the first six months of 2004 and 2003 from the sales of certain Mill Site property parcels that closed in 1997 and 1999.

Interim Activities (net). Interim activities, net of expenses, for the first six months of 2004 were a net loss of $386,000 compared to a net loss of $121,000 for the same period in 2003. This increase in interim activities (net) was due to the termination of a lease with MTC in connection with its operation of a private prison located at Eagle Mountain since 1989. As a result of the termination of the MTC lease, Kaiser has entered into a plan to significantly reduce its remaining Eagle Mountain operations and staffing.

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the six months of 2004 and 2003 were both $160,000 due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2004 decreased 37% to $1,266,000 from $2,004,000 for the same period in 2003. The decrease is primarily due to one time retention payments made as of June 30, 2003, to senior management ($1,031,000) being partially offset by establishment of a severance reserve in 2004 for certain Eagle Mountain employees ($162,000) and bonuses to senior management in 2004 ($125,000).

Net Interest and Investment Income. Net interest and investment income for the first six months of 2004 was $155,000 compared to $333,000 in the same period in 2003. The change was due to a decrease in interest and investment income ($55,000) relating to lower interest and dividend rates, and a reduction in both realized ($37,000) and unrealized ($88,000) gains on investments. As of June 30,

KAISER VENTURES LLC AND SUBSIDIARIES

2003, the Company reclassified certain of its investments from “trading” to “available-for-sale”. This reclassification of these investments from “trading” to “available-for-sale” causes the Company to record any unrealized gains or losses in comprehensive income, a component of members’ equity, instead of through the statement of operations, as had been the case through the second quarter of 2003.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $472,000 in the first six months of 2004 versus a pre-tax loss of $653,000 for the same period in 2003. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $4,000 for the first six months of 2004, versus $8,000 for the same period in 2003.

Net Loss. For the first six months of 2004, the Company reported a net loss of $476,000, or $0.07 per unit, versus a net loss of $661,000, or $0.09 per unit, reported for the same period in 2003.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $505,000 to $3,057,000 at June 30, 2004 from $3,562,000 at December 31, 2003. Included in cash and cash equivalents is $2,192,000 and $2,069,000 held solely for the benefit of MRC at June 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents is primarily due to the payment of a litigation settlement of $1,250,000, cash operating expenses of $1,111,000 (corporate general and administrative expenses net of interest and investment income), the purchase of prepaid insurance of $260,000, and capitalized landfill expenditures of $403,000 being mostly offset by the collection of $1,495,000 from an insurance carrier (settlement with the City of Ontario, $1,250,000, and reimbursement of defense costs, $245,000) and distributions from the West Valley MRF of $1,000,000.

Working Capital. During the first six months of 2004, current assets decreased $2.2 million to $15.4 million, while current liabilities decreased $1.6 million to $2.7 million. The decrease in current assets resulted primarily from the collection of $1,495,000 of insurance receivable, and the net $505,000 decrease in cash and cash equivalents discussed above. The decrease in current liabilities is mainly due to the payment of a litigation settlement of $1,250,000. The final settlement between our insurance carrier and the City of Ontario resulted in a payment to the City that was $250,000 less than the Company had accrued. Therefore the Company reduced both its litigation accrual and insurance receivable by $250,000 as of the date of the settlement. Included in current liabilities, as of June 30, 2004, is $232,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first six months of 2004 by $606,000 to $12.7 million at June 30, 2004.

Accounts Receivable and Other (net). During 2004, accounts receivable and other (net) increased by $170,000 as the result of a net increase in prepaid insurance of $203,000, being partially offset by the collections of outstanding receivables of $33,000.

Short-Term Investments. During 2004, short-term investments increased $8,000, primarily as a result of the purchase of additional investment of $70,000 being mostly offset by a $62,000 decrease in the market value of investments. At June 30, 2004, the Company had $10.1 million of its excess cash reserves invested in bond funds and high-grade marketable U.S. corporate commercial paper. Based on the maturity dates of these investments, the entire amount was classified as a current asset.

KAISER VENTURES LLC AND SUBSIDIARIES

Investments. There was a $132,000 increase in the Company’s investment in the West Valley MRF during the first six months of 2004 resulting from the Company’s recording of $1,132,000 from its equity share of income during the period being mostly offset by receipt of a $1,000,000 cash distribution. Our investment in the Eagle Mountain Landfill increased $385,000 during the first six months of 2004 due to continuing landfill development activities.

Other Assets. The decrease in other assets ($383,000) is primarily the result of the amortization of the environmental insurance policy ($160,000), a decrease in notes receivable due to the receipt of recurring payments ($132,000), and an increase in accumulated depreciation as of June 30, 2004 ($91,000).

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2004, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including groundwater and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. During 2004, there was a $77,000 increase in minority interest as a result of additional capital contributions. As of June 30, 2004, the Company has recorded $5,115,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project – Sale of Landfill Project.” In August 2000, MRC entered into the Landfill Project Sale Agreement with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

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

KAISER VENTURES LLC AND SUBSIDIARIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,057,000	$3,562,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	344,000	174,000
Short-term investments	10,116,000	10,108,000
Insurance receivable	36,000	1,781,000
Notes receivable	591,000	644,000
Restricted cash held for conversion distribution	1,265,000	1,340,000

	15,409,000	17,609,000

Eagle Mountain Landfill Investment	29,348,000	28,963,000

Investment in West Valley MRF	4,303,000	4,171,000

Land	2,503,000	2,503,000

Other Assets
Notes receivable	217,000	349,000
Unamortized environmental insurance premium	2,840,000	3,000,000
Buildings and equipment (net)	626,000	717,000

	3,683,000	4,066,000

Total Assets	$55,246,000	$57,312,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$156,000	$138,000
Conversion distribution payable	1,265,000	1,340,000
Deferred gain on sale of real estate	322,000	375,000
Litigation accrual	—	1,500,000
Accrued liabilities	830,000	688,000
Current portion of MRC accrual for casualty loss	174,000	300,000

	2,747,000	4,341,000

Long-term Liabilities
Accrued liabilities	250,000	250,000
Accrual for MRC casualty loss	4,195,000	4,195,000
Environmental remediation reserve	2,427,000	2,438,000

	6,872,000	6,883,000

Total Liabilities	9,619,000	11,224,000

Minority Interest	5,115,000	5,038,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,919,299	40,739,000	41,215,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(227,000)	(165,000)

Total Members’ Equity	40,512,000	41,050,000

Total Liabilities and Members’ Equity	$55,246,000	$57,312,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$627,000	$437,000	$1,132,000	$1,246,000
Gain on Mill Site land sales	27,000	—	53,000	53,000

Total ongoing operations	654,000	437,000	1,185,000	1,299,000

Interim Activities Net Loss	(175,000)	(94,000)	(386,000)	(121,000)

Total resource revenues	479,000	343,000	799,000	1,178,000

Resource Operating Costs
Environmental insurance premium amortization	80,000	80,000	160,000	160,000

Income from Resources	399,000	263,000	639,000	1,018,000

Corporate General and Administrative Expenses

Corporate overhead expenses, excluding severance and employee retention expenses	626,000	546,000	1,104,000	973,000

Severance expense	—	—	162,000	—

Employee retention expense	—	1,031,000	—	1,031,000

	626,000	1,577,000	1,266,000	2,004,000

Loss from Operations	(227,000)	(1,314,000)	(627,000)	(986,000)

Net interest and investment income	(76,000)	(220,000)	(155,000)	333,000

Loss before Income Tax Provision	(151,000)	(1,094,000)	(472,000)	(653,000)

Income tax provision	2,000	4,000	4,000	8,000

Net Loss	$(153,000)	$(1,098,000)	$(476,000)	$(661,000)

Basic Loss Per Unit	$(0.02)	$(0.16)	$(0.07)	$(0.09)

Diluted Loss Per Unit	$(0.02)	$(0.16)	$(0.07)	$(0.09)

Basic Weighted Average Number of Units Outstanding	6,920,000	6,912,000	6,920,000	6,912,000

Diluted Weighted Average Number of Units Outstanding	6,920,000	6,912,000	6,920,000	6,912,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2004	2003
Cash Flows from Operating Activities
Net loss	$(476,000)	$(661,000)
Income from equity method investments	(1,132,000)	(1,246,000)
Depreciation and amortization	251,000	283,000
Unrealized gain on investments	—	(87,000)
Mill Site land sale deferred gain realized	(53,000)	(53,000)
Issuance of Class A Units	—	11,000
Changes in assets:
Receivables and other	(170,000)	187,000
Insurance receivables	1,495,000	—
Purchase of investments – trading	—	(7,045,000)
Changes in liabilities:
Current liabilities	52,000	165,000
Litigation accrual	(1,250,000)	—

Net cash flows from operating activities	(1,283,000)	(8,446,000)

Cash Flows from Investing Activities
Minority interest	77,000	99,000
Distribution from West Valley MRF.	1,000,000	1,250,000
Purchase of investments	(70,000)	(5,015,000)
Maturities of investments.	—	5,843,000
Note receivable collections	185,000	175,000
Capitalized landfill expenditures	(403,000)	(653,000)
Environmental remediation expenditures	(11,000)	(16,000)

Net cash flows from investing activities	778,000	1,683,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent	(75,000)	920,000

Decrease (increase) in restricted cash for conversion distribution	75,000	(920,000)

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	(505,000)	(6,763,000)

Cash and Cash Equivalents at Beginning of Year	3,562,000	10,347,000

Cash and Cash Equivalents at End of Quarter	$3,057,000	$3,584,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Six Months Ended June 30, 2004

(Unaudited)

	Class A		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount
Balance at December 31, 2003	6,919,299	$41,215,000	$(165,000)	$41,050,000

Net loss	—	(476,000)	—	(476,000)

Comprehensive income, change in net unrealized gain (loss) on investments	—	—	(62,000)	(62,000)

Comprehensive loss				(538,000)

Balance at June 30, 2004	6,919,299	$40,739,000	$(227,000)	$40,512,000

At June 30, 2004 and December 31, 2003, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (“the Company”) as of June 30, 2004 and for the six month periods ended June 30, 2004 and 2003, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K/A. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2004, and results of operations and cash flows for the six month periods ended June 30, 2004 and 2003.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc. all of which are 100% owned; and Mine Reclamation, LLC, which is 82.48% owned.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) an 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company had investments in two bond funds that it classified as “trading” until June 30, 2003, and which it marked to market with any unrealized gain or loss reflected in the statement of operations. FAS 115 requires any activity with regard to “trading” securities between reporting periods to be reflected in the Consolidated Statement of Cash Flows as an operating activity rather than an investing activity. As a result, the Company’s reported net cash flows from operating activities for the first three months of 2003, reflects as a use of cash, the $5.0 million in cash that the Company invested in the two bond funds. The Company also has investments in U.S. corporate commercial paper, which it classifies as “available-for-sale” and which were marked to market with any unrealized gain or loss reflected in comprehensive income, a component of members’ equity. As of June 30, 2004, the Company considered all of its short and long term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 3 for additional information relating to the classification of investments.

Stock Based Compensation. At June 30, 2004, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the six months ended June 2004 and 2003, there would have been no effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

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

In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, in 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the $1.5 million obligation as a litigation accrual, separate from the $2.5 million environmental remediation liabilities. The City of Ontario’s claims were fully settled in March 2004 with the settlement paid by the insurance carrier. The final settlement between our insurance carrier and the City of Ontario resulted in a payment to the City that was $250,000 less than the Company had accrued. Therefore the Company reduced both its litigation accrual and insurance receivable by $250,000 as of the date of the settlement.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2004 and December 31, 2003, the Company had investments in bond mutual funds and U.S. corporate commercial paper which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

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

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2004 and December 31, 2003:

AVAILABLE-FOR-SALE SECURITIES	JUNE 30, 2004	DECEMBER 31, 2003
Bond funds	$9,360,000	$9,332,000
U.S. corporate commercial paper	756,000	776,000

	$10,116,000	$10,108,000

As of June 30, 2004, the Company’s “available for sale” securities had an unrealized net loss of $227,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity. This unrealized net loss includes unrealized gains of $2,000 on four individual bonds, and unrealized losses of $229,000 on two bond funds. As of December 31, 2003, the Company’s “available for sale” securities had an unrealized net loss of $165,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity. This unrealized net loss includes unrealized gains of $11,000 on four individual bonds, and unrealized losses of $176,000 on two bond funds. The unrealized losses on the two bond funds arose during July 2003. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	May 31, 2004	November 30, 2003
Current Assets	$7,970,000	$6,801,000
Property and Equipment (net)	16,327,000	16,987,000
Other Assets	350,000	383,000

Total Assets	$24,647,000	$24,171,000

Current Liabilities	$5,013,000	$4,628,000
Other Liabilities	218,000	391,000
CPCFA Bonds Payable – long term portion	12,570,000	12,570,000
Members’ Equity	6,846,000	6,582,000

Total Liabilities and Members’ Equity	$24,647,000	$24,171,000

Income Statement Information:	2004	2003
For the 3 months ended May 31
Net Revenues	$3,584,000	$3,048,000
Gross Profit	$1,531,000	$1,205,000
Net Income	$1,254,000	$874,000

For the 6 months ended May 31
Net Revenues	$6,789,000	$6,357,000
Gross Profit	$2,843,000	$2,973,000
Net Income	$2,265,000	$2,491,000

The Company recognized equity income from the West Valley MRF of $1,132,000 and $1,246,000 for the first six months of 2004 and 2003, respectively. The Company received cash distributions of $1,000,000 and $1,250,000 during the first six months of 2004 and 2003, respectively, from its investment in the West Valley MRF.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2004, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. The Company currently estimates the cost to repair the damage to be a minimum of $4,500,000. In the first quarter of 2004, the Company began undertaking the work necessary to preserve and protect the existing railroad which involved an expenditure of funds of approximately $130,000. This work includes such items as cleaning out culverts in order to permit the unimpeded flow of water beneath the rail bed and repairing various protective flood dikes. This work was substantially completed in July 2004. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

PART II

Item 1. LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-K/A for 2003 and on Form 10-QSB for the quarter ended March 31, 2004, the Company is engaged in certain claims and litigation. As of the date of the filing of this report, there have been no material developments in any legal proceeding except as discussed below:

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

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as originally demanded in the September 26, 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to such notice of intent to sue letter and agreed to voluntarily undertake certain measures to alleviate concerns with respect to the desert tortoise. As of the date of the filing of this report, the Company has completed several of the voluntary interim measures and the Complaining Groups have not pursued any further action with respect to their April 8, 2004 letter.

BKK Landfill Claim. On November 29, 2004, the Company received a letter from the California Department of Toxic Substances Control (“DTSC”) notifying the Company that it was identified as a potentially responsible party, along with a number of other entities, with respect to the BKK Landfill Facility located in West Covina, California (the “Facility”). The letter stated that the BKK Corporation announced that it would not be able to continue to operate the Facility after November 17, 2004. In December 2004, the Company, along with a number of other potentially responsible parties, was included in an imminent and substantial endangerment order and remedial action order (the “Order”) issued by the DTSC. Based upon the

KAISER VENTURES LLC AND SUBSIDIARIES

information contained in the letter and made available in subsequently provided information, any activity which could give rise to any possible liability occurred prior to the bankruptcy of Kaiser Steel Corporation and thus, such claim should be discharged by the bankruptcy. The Company’s position was communicated to the DTSC. In January 2005 the DTSC informed the Company that it would remove the Company from the Order. Accordingly, with the removal of the Company from the Order, this matter is resolved with respect to the DTSC.

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

The following reports on Form 8-K were filed during 2004 and through the date of the filing of this Report:

Report dated August 23, 2004, regarding the Company plans to restate its reports filed with the Securities Exchange Commission for the periods beginning with the quarter ended June 30, 2001 and ending December 31, 2003;

An amended report dated August 23, 2004, amending the original Form 8-K report of the same date by the inclusion of a letter from Ernest & Young, LLP, the Company’s independent accountant, as an exhibit to the original report;

Report dated December 15, 2004, discussing and including an Amendment to the Employment Agreement of Terry L. Cook; and

Report on Form 8-K dated January 26, 2005, reporting the termination of Ernest & Young LLP as the Company’s independent accountant and the retention of Moss Adams LLP as the Company’s independent accountant.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer