Form 10QSB
period 2004-09-30
KAISER VENTURES LLC
filed 2005-03-15
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2003 Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-K/A Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-K/A Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Form 10-K/A Report can also be accessed from the Company’s website at www.kaiserventures.com

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2003 Annual Report on Form 10-K/A and the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004 and for the quarter ended June 30, 2004, since the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2003 Annual Report on Form 10-K/A and the Company’s Report on Form 10-QSB for the quarter ended March 31, 2004 and the quarter ended June 30,2004, for background information and a complete understanding as to material developments concerning the Company.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Item 1. FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 3, beginning on Page 15 of this Report and are incorporated herein by this reference.

Items 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2004, we also had cash and cash equivalents, receivables and short-term investments of approximately $14,400,000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

During the third quarter of 2004, West Valley MRF processed approximately 22,500 tons of municipal solid waste per week.

Through the first nine months of 2004 we received a total of $1,500,000 in cash distributions from the West Valley MRF. During the remainder of 2004 we received an additional $750,000 in cash distributions from the West Valley MRF.

Eagle Mountain, California

During 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”) that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed with most of the leased property returned to us as of that date, with the exception of several houses that it continued to lease through February 2004. In addition, repairs to several other buildings formerly leased by MTC still need to be completed at MTC’s expense. Although efforts are ongoing, as of the date of this Form 10-QSB, we have not had any success in finding a replacement tenant and thus, we implemented a plan to mothball the Eagle Mountain Townsite which was completed in November 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing has been reduced to one full time and one part-time individual. The Company has recorded a reserve for the costs (including severance) of such a reduction in activity, the adequacy of which management will continue to review.

KAISER VENTURES LLC AND SUBSIDIARIES

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the Company’s share of income related to its investment in the West Valley MRF that is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities include housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite (which effectively ended December 31, 2003) and other miscellaneous short-term activities. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, interim revenues have declined significantly in 2004. Expenses at the Eagle Mountain Townsite remained at historical levels through the completion of the mothballing of the site which was finished in November 2004.

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

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2004 and 2003

An analysis of the significant components of the Company’s resource revenues for the quarters ended September 30, 2004 and 2003 follows:

	2004	2003	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in West Valley MRF, LLC	$585,000	$514,000	14%
Gain on Mill Site land sales	27,000	53,000	(49)%

Total ongoing operations	612,000	567,000	8%

Interim Activities (net)
Eagle Mountain	(230,000)	(58,000)	(297)%

Total resource revenues	$382,000	$509,000	(25)%

Resource Revenues. Total resource revenues for the third quarter of 2004 were $382,000, compared to $509,000 for 2003. Revenues from ongoing operations increased 8% for the quarter to $612,000 from $567,000 in 2003, while interim activities (net of related expenses) declined to a net loss of $230,000 from a net loss of $58,000 in 2003.

KAISER VENTURES LLC AND SUBSIDIARIES

Ongoing Operations. Income from the Company’s equity method investment increased by $71,000 to $585,000 due to higher equity income from the West Valley MRF during the third quarter of 2004 compared to the same period in 2003. This increase in equity income in the West Valley MRF is mainly due to increased net revenue from transfer and greenwaste tonnage and recyclable sales ($226,000) and decreased property taxes and insurance expenses ($21,000). These increases were partially offset by increased staffing expenses ($100,000), increased repair and maintenance expenses ($27,000), increased depreciation and amortization expense ($21,000) and increased general and administration expenses ($14,000). These increases in revenues and expenses were mainly due to a 19% increase in tonnage over the same period in 2003.

Gain on Mill Site land sales. The Company recognized gains of $27,000 and $53,000 during the third quarters of 2004 and 2003, respectively, from the sales of certain Mill Site property parcels that closed in 1997 and 1999. This decrease in recognized gains is solely due to the early receipt of a quarterly payment during 2003 on a note receivable.

Interim Activities (net). Interim activities net of expenses for the third quarter of 2004 was a net loss of $230,000 compared to a net loss of $58,000 for the same period in 2003. This decline in interim activities (net) was due to the termination of a lease with MTC in connection with its operation of a private prison located at Eagle Mountain since 1989. As a result of the termination of the MTC lease, Kaiser has entered into a plan to significantly reduce its remaining Eagle Mountain operations and staffing.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations and the MRC Casualty Loss). Total resource operating costs for the third quarters of 2004 and 2003 were $80,000 and $1,580,000, respectively. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. As of September 30, 2003, we had estimated the cost of repairing this damage to be a minimum of $1,500,000. As a result, the Company has recorded a reserve and a charge to earnings in the amount of $1,500,000 during the third quarter to cover the minimum cost of these repairs. The remaining $80,000 of expense in the third quarters of both 2004 and 2003 is due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 2004 increased 8% to $579,000 from $538,000 for the same period in 2003. The increase is solely due to an increase in the severance expense for certain Eagle Mountain employees ($83,000). Other general and administrative expenses decreased by $42,000 due primarily to lower salaries and benefits.

Net Interest and Investment Income. Net interest and investment income for the third quarter of 2004 was $71,000 compared to $114,000 in the same period in 2003. The change was due to a decrease in interest and investment income ($19,000) relating to lower cash and investment balances, and a reduction in realized gains on investments ($23,000).

Loss before Minority Interest & Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $206,000 in the third quarter of 2004 versus a loss before minority interested and income tax provision of $1,495,000 for the same period in 2003.

KAISER VENTURES LLC AND SUBSIDIARIES

Minority Interest. In the third quarter of 2003, the minority unitholders in MRC were allocated $263,000, or 17.52%, of the $1,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $206,000 in the third quarter of 2004 versus a pre-tax loss of $1,232,000 for the same period in 2003. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a small gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for the third quarters of both 2004 and 2003. Additionally, during the third quarter of 2003, the Company recorded a $46,000 income tax expense which related to activity prior to its conversion to a limited liability company and was the result of the finalization of a State of California income tax audit for 1999.

Net Income. For third quarter of 2004, the Company reported a net loss of $208,000, or $0.03 per unit, versus a net loss of $1,280,000, or $0.19 per unit, reported for the same period in 2003.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2004 and 2003

An analysis of the significant components of the Company’s resource revenues for the nine months ended September 30, 2004 and 2003 follows:

	2004	2003	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$1,717,000	$1,759,000	(2)%
Gain on Mill Site land sales	80,000	107,000	(25)%

Total ongoing operations	1,797,000	1,866,000	(4)%

Interim Activities (net)	(616,000)	(179,000)	(244)%

Total resource revenues	$1,181,000	$1,687,000	(30)%

Resource Revenues. Total resource revenues for the first nine months of 2004 were $1,181,000, compared to $1,687,000 for 2003. Revenues from ongoing operations decreased 4% for the nine months to $1,797,000 from $1,866,000 in 2003, while interim activities (net of related expenses) declined to a net loss of $616,000 from a net loss of $179,000 in 2003.

Ongoing Operations. Income from equity method investment decreased by $42,000 to $1,717,000 as a result of slightly lower equity income from the West Valley MRF during the first nine months of 2004 compared to the same period 2003. This decrease in equity income in the West Valley MRF is mainly due to: (a) increased staffing expenses ($235,000); (b) increased repair and maintenance expenses ($38,000); (c) increased depreciation and amortization expense ($134,000); (d) increased property taxes ($34,000); and (e) increased general and administration expenses ($40,000) being mostly offset by an increase in net revenue from transfer and greenwaste tonnage and recyclable sales ($441,000). These increases in revenues and expenses were mainly due to a 11% increase in tonnage over the same period in 2003.

KAISER VENTURES LLC AND SUBSIDIARIES

Gain on Mill Site land sales. The Company recognized gains of $80,000 and $107,000 during the first nine months of 2004 and 2003, respectively, from the sales of certain Mill Site property parcels that closed in 1997 and 1999. This decrease in recognized gains is solely due to the early receipt of a quarterly payment during 2003 on a note receivable. The final quarterly and balloon payments on these notes were received in early October 2004, as scheduled in the note documents and thus the remaining deferred gain will be recognized in the fourth quarter of 2004.

Interim Activities (net). Interim activities, net of expenses, for the first nine months of 2004 were a net loss of $616,000 compared to a net loss of $179,000 for the same period in 2003. This decline in interim activities (net) was due to the termination of a lease with MTC in connection with its operation of a private prison located at Eagle Mountain since 1989. As a result of the termination of the MTC lease, Kaiser has entered into a plan to significantly reduce its remaining Eagle Mountain operations and staffing.

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case environmental insurance costs relating to the Company’s historical operations and the MRC Casualty Loss). Total resource operating costs for the nine months ended September 30, 2004 and 2003 were $240,000 and $1,740,000, respectively. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. As of September 30, 2003, we had estimated the cost of repairing this damage to be a minimum of $1,500,000. As a result, the Company has recorded a reserve and a charge to earnings in the amount of $1,500,000 during the third quarter to cover the minimum cost of these repairs. The remaining $240,000 of expense for both the nine months ended September 30, 2004 and 2003 is due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2004 decreased 27% to $1,845,000 from $2,542,000 for the same period in 2003. The decrease is primarily due to one time retention payments made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000 ($1,031,000), and lower printing and mailing expenses ($30,000) being partially offset by an increase in the severance expense for Eagle Mountain employees ($244,000), an increase in staffing and travel expenses ($60,000) and higher legal fees ($80,000).

Net Interest and Investment Income. Net interest and investment income for the first nine months of 2004 was $226,000 compared to $448,000 in the same period in 2003. The change was due to a decrease in interest and investment income ($74,000) relating to lower cash and investment balances, and a reduction in both realized and unrealized gains on investments ($147,000). As of June 30, 2003, the Company reclassified certain of its investments from “trading” to “available-for-sale”. This reclassification of these investments from “trading” to “available-for-sale” causes the Company to record any unrealized gains or losses in comprehensive income, a component of members’ equity, instead of through the statement of operations, as had been the case through the second quarter of 2003.

Loss before Minority Interest and Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $678,000 for the nine months ended September 30, 2004 versus a loss $2,147,000 for the same period in 2003.

Minority Interest. In the third quarter of 2003, the minority unitholders in MRC were allocated $263,000, or 17.52%, of the $1,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

KAISER VENTURES LLC AND SUBSIDIARIES

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $678,000 in the first nine months of 2004 versus a pre-tax loss of $1,884,000 for the same period in 2003. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a small gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $6,000 for the first nine months of 2004, versus $11,000 for the same period in 2003. Additionally, during the third quarter of 2003, the Company recorded a $46,000 income tax expense which related to activity prior to its conversion to a limited liability company and was the result of the finalization of a State of California income tax audit for 1999.

Net Loss. For the first nine months of 2004, the Company reported a net loss of $684,000, or $0.10 per unit, versus a net loss of $1,941,000, or $0.26 per unit, reported for the same period in 2003.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $276,000 to $3,838,000 at September 30, 2004 from $3,562,000 at December 31, 2003. Included in cash and cash equivalents is $2,508,000 and $2,069,000 held solely for the benefit of MRC at September 30, 2004 and December 31, 2003, respectively. The increase in cash and cash equivalents is primarily due to: (a) the collection of $1,531,000 from an insurance carrier (settlement with the City of Ontario, $1,250,000, and reimbursement of defense costs $281,000); (b) distributions from the West Valley MRF of $1,500,000; (c) maturities of investments (net of dividend reinvestments) $641,000; (d) the collection of notes receivable of $280,000; and (e) capital contributions of $141,000 by the minority members of MRC. These increases were mostly offset by the payment of a litigation settlement of $1,250,000, cash operating expenses of $1,691,000 (corporate general and administrative expenses net of interest and investment income), capitalized landfill expenditures of $544,000 and the purchase of prepaid insurance of $260,000.

Working Capital. During the first quarter of 2004, current assets decreased $2.1 million to $15.5 million, while current liabilities decreased $1.5 million to $2.8 million. The decrease in current assets resulted primarily from the decrease of $1,781,000 of insurance receivable, and a $546,000 decrease in short-term investments being partially offset by the net $276,000 increase in cash and cash equivalents discussed above. The decrease in current liabilities is mainly due to the decrease of a litigation settlement of $1,500,000. The final settlement between our insurance carrier and the City of Ontario resulted in a payment to the City that was $250,000 less than the Company had accrued. Therefore the Company reduced both its litigation accrual and insurance receivable by $250,000 as of the date of the settlement. Included in current liabilities, as of September 30, 2004, is $171,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first nine months of 2004 by $616,000 to $12.7 million at September 30, 2004.

Accounts Receivable and Other (net). During 2004, accounts receivable increased by $84,000 mainly as a result of the purchase of prepaid insurance and the collection of accounts receivable.

Short-Term Investments. During 2004, short-term investments decreased $546,000, as a result of the maturity of certain bond investments ($750,000), being partially offset by the additional investment in bond mutual funds ($109,000) and the increase in the market value of bond mutual funds ($95,000). At September 30, 2004, the Company had $9.6 million of its excess cash reserves invested in bond mutual funds. Based on the liquidity of these investments, the entire amount was classified as a current asset.

KAISER VENTURES LLC AND SUBSIDIARIES

Investments. There was a $217,000 increase in the Company’s investment in the West Valley MRF during the first nine months of 2004 resulting from the Company’s recording of $1,717,000 from its equity share of income during the period being mostly offset by receipt of cash distributions totaling $1,500,000. Our investment in the Eagle Mountain Landfill increased $523,000 during the first nine months of 2004 due to continuing landfill development activities.

Other Assets. The decrease in other assets ($571,000) is the result of the amortization of the environmental insurance policy ($240,000), a decrease in notes receivable due to the receipt of recurring payments ($200,000), and an increase in accumulated depreciation as of September 30, 2003 ($131,000).

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of September 30, 2004, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. During 2004, there was a $141,000 increase in minority interest as a result of additional capital contributions. As of September 30, 2004, the Company has recorded $5,179,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project – Sale of Landfill Project.” In August 2000, MRC entered into the Landfill Project Sale Agreement with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

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

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation related to that project. Although the closing with the District is currently scheduled to occur during 2004, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project - Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To reduce our general and administrative expenses as appropriate.

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

FINANCIAL STATEMENTS

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,838,000	$3,562,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	258,000	174,000
Short-term investments	9,562,000	10,108,000
Insurance receivable	—	1,781,000
Notes receivable	564,000	644,000
Restricted cash held for conversion distribution	1,265,000	1,340,000

	15,487,000	17,609,000

Eagle Mountain Landfill Investment	29,486,000	28,963,000

Investment in West Valley MRF	4,388,000	4,171,000

Land	2,503,000	2,503,000

Other Assets
Notes receivable	149,000	349,000
Unamortized environmental insurance premium	2,760,000	3,000,000
Buildings and equipment (net)	586,000	717,000

	3,495,000	4,066,000

Total Assets	$55,359,000	$57,312,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$110,000	$138,000
Conversion distribution payable	1,265,000	1,340,000
Deferred gain on sale of real estate	295,000	375,000
Litigation accrual	—	1,500,000
Accrued liabilities	994,000	688,000
Current portion of MRC accrual for casualty loss	171,000	300,000

	2,835,000	4,341,000

Long-term Liabilities
Accrued liabilities	250,000	250,000
Accrual for MRC casualty loss	4,195,000	4,195,000
Environmental remediation reserve	2,424,000	2,438,000

	6,869,000	6,883,000

Total Liabilities	9,704,000	11,224,000

Minority Interest	5,179,000	5,038,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding 6,919,299	40,546,000	41,215,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(70,000)	(165,000)

Total Members’ Equity	40,476,000	41,050,000

Total Liabilities and Members’ Equity	$55,359,000	$57,312,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$585,000	$514,000	$1,717,000	$1,759,000
Gain on Mill Site land sales	27,000	53,000	80,000	107,000

Total ongoing operations	612,000	567,000	1,797,000	1,866,000
Interim Activities Net Loss	(230,000)	(58,000)	(616,000)	(179,000)

Total resource revenues	382,000	509,000	1,181,000	1,687,000
Resource Operating Costs
Environmental insurance premium amortization	80,000	80,000	240,000	240,000
MRC casualty loss	—	1,500,000	—	1,500,000

Total resource operating costs	80,000	1,580,000	240,000	1,740,000

(Loss) Income from Resources	302,000	(1,071,000)	941,000	(53,000)

Corporate General and Administrative Expenses

Corporate overhead expenses, excluding severance and employee retention expenses	496,000	538,000	1,601,000	1,511,000
Severance expense	83,000	—	244,000	—
Employee retention expense	—	—	—	1,031,000

	579,000	538,000	1,845,000	2,542,000

Loss from Operations	(277,000)	(1,609,000)	(904,000)	(2,595,000)

Net interest and investment income	71,000	114,000	226,000	448,000

Loss before Minority Interest and Income Tax Provision	(206,000)	(1,495,000)	(678,000)	(2,147,000)

Minority Interest in Loss	—	263,000	—	263,000

Loss before Income Tax Provision	(206,000)	(1,232,000)	(678,000)	(1,884,000)

Income tax provision	2,000	2,000	6,000	11,000
Income tax expense (benefit) attributable to activities prior to conversion to LLC	—	46,000	—	46,000

Net (Loss) Income	$(208,000)	$(1,280,000)	$(684,000)	$(1,941,000)

Basic (Loss) Income Per Unit	$(0.03)	$(0.19)	$(0.10)	$(0.26)

Diluted (Loss) Income Per Unit	$(0.03)	$(0.19)	$(0.10)	$(0.26)

Basic Weighted Average Number of Units Outstanding	6,927,000	6,919,000	6,922,000	6,914,000

Diluted Weighted Average Number of Units Outstanding	6,927,000	6,919,000	6,922,000	6,914,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2004	2003
Cash Flows from Operating Activities
Net loss	$(684,000)	$(1,941,000)
Income from equity method investments	(1,717,000)	(1,759,000)
Depreciation and amortization	371,000	418,000
Unrealized gain on investments	—	(87,000)
Mill Site land sale deferred gain realized	(80,000)	(107,000)
MRC casualty loss, net of minority interest	—	1,237,000
Issuance of Class A Units	15,000	11,000
Income tax expense (benefit) attributable to activities prior to conversion to LLC	—	46,000
Changes in assets:
Receivables and other	(84,000)	515,000
Insurance receivables	1,531,000	—
Purchase of investments – trading	—	(7,045,000)
Changes in liabilities:
Current liabilities	170,000	(67,000)
Litigation accrual	(1,250,000)	—
Long-term accrued liabilities	—	(1,000)

Net cash flows from operating activities	(1,728,000)	(8,780,000)

Cash Flows from Investing Activities
Minority interest	141,000	240,000
Distribution from West Valley MRF.	1,500,000	1,750,000
Purchase of investments	(109,000)	(5,039,000)
Maturities of investments	750,000	7,980,000
Note receivable collections	280,000	292,000
Capitalized landfill expenditures	(544,000)	(941,000)
Environmental remediation expenditures	(14,000)	(17,000)

Net cash flows from investing activities	2,004,000	4,265,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent	(75,000)	1,470,000
Decrease (increase) in restricted cash for conversion distribution	75,000	(1,470,000)

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	276,000	(4,515,000)

Cash and Cash Equivalents at Beginning of Year	3,562,000	10,347,000

Cash and Cash Equivalents at End of Quarter	$3,838,000	$5,832,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Nine Months Ended September 30, 2004

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Class A
	Units	Amount
Balance at December 31, 2003	6,919,299	$41,215,000	$(165,000)	$41,050,000

Net loss	—	(684,000)	—	(684,000)

Comprehensive income, change in net unrealized gain on investments	—	—	95,000	95,000

Comprehensive loss				(589,000)

Issuance of Class A Units	10,000	15,000	—	15,000

Balance at September 30, 2004	6,929,299	$40,546,000	$(70,000)	$40,476,000

At September 30, 2004 and December 31, 2003, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (“the Company”) as of September 30, 2004 and for the nine month periods ended September 30, 2004 and 2003, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K/A. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2004, and results of operations and cash flows for the nine month periods ended September 30, 2004 and 2003.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company had investments in two bond funds that it classified as “trading” until June 30, 2003, and which it marked to market with any unrealized gain or loss reflected in the statement of operations. FAS 115 requires any activity with regard to “trading” securities between reporting periods to be reflected in the Consolidated Statement of Cash Flows as an operating activity rather than an investing activity. As a result, the Company’s reported net cash flows from operating activities for the first three months of 2003, reflects as a use of cash, the $5.0 million in cash that the Company invested in the two bond funds. The Company also has investments in U.S. corporate commercial paper, which it classifies as “available-for-sale” and which were marked to market with any unrealized gain or loss reflected in comprehensive income, a component of members’ equity. As of September 30, 2004, the Company considered all of its short and long term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 3 for additional information relating to the classification of investments.

Stock Based Compensation. At September 30, 2004, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the nine months ended September 30, 2004 and 2003, there would have been no effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At September 30, 2004 the Company had investments in bond mutual funds while at December 31, 2003, the Company had investments in bond mutual funds and U.S. corporate commercial paper which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

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

KAISER VENTURES LLC AND SUBSIDIARIES

with any unrealized gain or loss reflected in the statement of operations. However, as of June 30, 2003, the bond funds were reclassified to “available-for-sale”. The basis for all investments sold was determined using “specific identification”.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of September 30, 2004 and December 31, 2003:

AVAILABLE-FOR-SALE SECURITIES	SEPTEMBER 30, 2004	DECEMBER 31, 2003
Bond funds	$9,562,000	$9,332,000
U.S. corporate commercial paper	—	776,000

	$9,562,000	$10,108,000

As of September 30, 2004, the Company’s “available for sale” securities had an unrealized net loss of $70,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity. This unrealized net loss includes unrealized losses of $70,000 on two bond funds. As of December 31, 2003, the Company’s “available for sale” securities had an unrealized net loss of $165,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity. This unrealized net loss includes unrealized gains of $11,000 on four individual bonds, and unrealized losses of $176,000 on two bond funds. The unrealized losses on the two bond funds arose during July 2003. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	August 31, 2004	November 30, 2003
Balance Sheet Information:

Current Assets	$6,166,000	$6,801,000
Property and Equipment (net)	15,877,000	16,987,000
Other Assets	334,000	383,000

Total Assets	$22,377,000	$24,171,000

Current Liabilities	$4,491,000	$4,628,000
Other Liabilities	—	391,000
CPCFA Bonds Payable – long term portion	10,870,000	12,570,000
Members’ Equity	7,016,000	6,582,000

Total Liabilities and Members’ Equity	$22,377,000	$24,171,000

	2004	2003
Income Statement Information:

For the 3 months ended August 31
Net Revenues	$3,628,000	$3,231,000
Gross Profit	$1,453,000	$1,357,000
Net Income	$1,170,000	$1,028,000

For the 9 months ended August 31
Net Revenues	$10,417,000	$9,588,000
Gross Profit	$4,296,000	$4,330,000
Net Income	$3,434,000	$3,519,000

The Company recognized equity income from the West Valley MRF of $1,717,000 and $1,759,000 for the first nine months of 2004 and 2003, respectively. The Company received cash distributions of $1,500,000 and $1,750,000 during the first nine months of 2004 and 2003, respectively, from its investment in the West Valley MRF.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of September 30, 2004, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 6. ENVIRONMENTAL REMEDIATION RESERVE

During 2004, the Company reached a settlement with the City of Ontario regarding its outstanding environmental claim. This settlement resulted in the remediation reserve being decreased by $1,500,000. This settlement was completely covered by the Company’s insurance. In connection with this settlement, the Company received from its insurance company, and subsequently paid out to the City of Ontario, a cash settlement of $1,250,000.

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

BKK Landfill Claim. On November 29, 2004, the Company received a letter from the California Department of Toxic Substances Control (“DTSC”) notifying the Company that it was identified as a potentially responsible party, along with a number of other entities, with respect to the BKK Landfill Facility located in West Covina, California (the “Facility”). The letter stated that the BKK Corporation announced that it would not be able to continue to operate the Facility after November 17, 2004. In December 2004, the Company, along with a number of other potentially responsible parties, was included in an imminent and substantial endangerment order and remedial action order (the “Order”) issued by the DTSC. Based upon the information contained in the letter and made available in subsequently provided information, any activity which could give rise to any possible liability occurred prior to the bankruptcy of Kaiser Steel Corporation and thus, such claim should be discharged by the bankruptcy. The Company’s position was communicated to the DTSC. In January 2005, the DTSC informed the Company that it would remove the Company from the Order. Accordingly, with the removal of the Company from the Order, this matter is resolved with respect to the DTSC.

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

Report dated December 15, 2004, discussing and including an Amendment to the Employment Agreement of Terry L. Cook; and

Report dated January 26, 2005, reporting the termination of Ernest & Young LLP as the Company’s independent accountant and the retention of Moss Adams LLP as the Company’s independent accountant.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer