Form 10KSB
period 2004-12-31
KAISER VENTURES LLC
filed 2005-04-14
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33433

KAISER VENTURES LLC

(Exact name of registrant as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 E. Inland Empire Blvd. Suite 480

Ontario, Ca 91764

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (909) 483-8500

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Units	Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-8 is not contained in this form, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year: $3,135,000

The aggregate market value of the issuer’s Class A Units, held by non-affiliates of the issue was approximately $9,566,391 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2001, which was assumed to be the same value as of March 22, 2005. The Class A Units are not publicly traded. (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

At March 22, 2005, 6,929,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Report on Form 10-KSB are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-KSB Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, web site posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-KSB Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WHO WE ARE

Unless otherwise noted: (1) the term “Kaiser LLC” refers to Kaiser Ventures LLC; (2) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc.; (3) the terms “Kaiser,” the “Company,” “we,” “us,” and “our,” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or currently Kaiser LLC, and their respective subsidiaries. Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001; (4) the terms “Class A Units” and “members” refer to Kaiser LLC’s Class A Units and the beneficial owners thereof, respectively; and (5) the term the “merger” refers to the merger of Kaiser Inc. with and into Kaiser LLC effective November 30, 2001, in which Kaiser LLC was the surviving company.

Item 1. DESCRIPTION OF BUSINESS

Business Strategy

General. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy. In summary, our principal assets currently include:

•	An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, which sale is subject to a number of conditions, several of which remain to be fully satisfied;

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

KAISER VENTURES LLC AND SUBSIDIARIES

•	Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District.

As of December 31, 2004, we also had cash and cash equivalents, receivables and short-term investments of approximately $14.3 million.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. Under this strategy, Kaiser sought to:

•	To complete the sale of the landfill project at the Eagle Mountain Site and to resolve the outstanding litigation in connection with the related federal land exchange at that site.

•	To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

•	To continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe it is appropriate to sell this asset;

•	To sell miscellaneous assets, such as surplus property and mineral interests in Southern California; and

•	To further reduce our general and administrative expenses by continuing to reduce our staff as we sell our remaining assets.

Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

•	In August 2000, MRC entered into an agreement to sell the landfill project at the Eagle Mountain Site to the District. This sale is subject to the satisfaction of numerous conditions, not all of which have been satisfied. As a result, we cannot be sure that this sale will close on the terms negotiated with the District, if at all. For additional information, see “DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Pending Sale of the Landfill Project.”

•	Also in August 2000, we sold approximately 588 acres of the former KSC mill site property (referred to as the Mill Site Property) for $16 million in cash plus the assumption of certain environmental liabilities. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - CCG Ontario, LLC.”

•	In October 2000, we sold approximately 37 additional acres of the Mill Site Property for $3.8 million in cash. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - Rancho Cucamonga Parcel.”

•	In March 2001, in connection with the resolution of certain litigation, we sold our interest in Fontana Union Water Company, a mutual water company, for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Water Resources - Fontana Union Stock Sale.”

•	In June 2001, we purchased a twelve-year insurance policy effective June 30, 2001, expected to cover substantially all environmental claims related to the historical operations of Kaiser for an aggregate cost of approximately $5.8 million, of which KSC Recovery, Inc., Kaiser Steel’s bankruptcy estate (referred to as “KSC”), paid $2 million and we paid the balance of approximately $3.8 million. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Complete Transactions - Mill Site Environmental Matters.”

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

More specifically, by converting to a limited liability company on or before December 31, 2001, Kaiser ultimately saved approximately $16 million in income taxes in 2001 by capturing the significant accumulated tax losses associated with MRC. These tax savings meant that Kaiser Inc. was able to increase the cash distributed to its stockholders by almost $2.00 per share. In addition, the conversion enabled most of Kaiser Inc.’s stockholders to offset their tax basis in each share of Kaiser Inc.’s common stock against the cash distribution to them in the merger, with only the difference taxed at capital gains rates.

The conversion was approved at Kaiser Inc.’s November 28, 2001, annual meeting of its stockholders and consummated on November 30, 2001. The conversion was accomplished through the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC as the surviving company of the merger. In order to capture the benefits associated with the income tax flow-through treatment offered by a limited liability structure and as a result of the requirements imposed by the Internal Revenue Code, the Class A Units received in the merger are not traded on any securities market and are subject to significant transfer restrictions.

We continue to undertake activities to implement the cash maximization strategy.

Eagle Mountain Landfill Project and Pending Sale

Description of the Eagle Mountain Site. Kaiser’s approximate 10,108 acre Eagle Mountain Site, located in the remote California desert approximately 200 miles east of Los Angeles, consists of three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. In 1988, Kaiser leased what is now approximately 4,654 acres of the idle mine site and the rail line to MRC for development of a rail-haul solid-waste landfill.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Additionally, the sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title matters and negotiating mutually acceptable joint use agreements. We continue to work on resolving various title issues, obtaining necessary consents and otherwise working toward a closing. Although the contractual expiration date is currently June 30, 2005, the date has already been extended numerous times. The conditions to closing are not expected to be met by the current expiration date, and the parties will individually determine whether to extend the closing date one or more additional times. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. Kaiser has agreed with the District to vote its interest in MRC in favor of the sale of the landfill project to the District on its current terms prior to the initial closing.

Flood Damage to Railroad

The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of our report on Form 10-Q for the quarter ended September 30, 2003, we conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, we currently estimate the cost to repair the damage to be a minimum of $4,500,000. During 2004 we undertook the work necessary to help preserve and protect the existing railroad. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. In 2003 MRC completed a $2,100,000 private placement of its Class B Units to its existing members. The private placement was payable in installments with the last two installments paid in 2004. Our equity contribution under the private placement totaled $1,822,000. As a result of the private placement our ownership interest in MRC increased to 82.48%. Future funding of MRC will be required to cover such items as the federal land exchange litigation and the railroad repairs but there is no assurance that such funding will be obtained.

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

Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. In November 2000, the Ninth Circuit Court of Appeals announced a decision in an unrelated case that may have a material adverse impact on Kaiser’s federal land exchange litigation and the pending sale to the District. In Desert Citizens Against Pollution v. Bisson, (Ninth Circuit Court of Appeals, Case No. 97-55429), the Court of Appeals concluded, among other things, that the BLM did not properly value the land being acquired by the competing Mesquite rail-haul landfill project and ordered a reversal of the land exchange. The court concluded that the appraisal should have considered the lands being acquired from the BLM as a landfill. The court did not, however, determine the proper valuation of the exchanged lands. The plaintiffs in Kaiser’s federal land exchange litigation amended their respective complaints to include allegations that the appraisal used in Kaiser’s land exchange with the BLM is similarly defective. In light of the Bisson decision, the BLM has completed an independent review of the “highest and best use” analysis of the lands involved in the exchange between Kaiser and the BLM. The BLM’s independent appraiser concluded that there would be no change in the determination of the “highest and best use” in the appraisal used in the land exchange if the property involved was expressly considered as a landfill site. Given all the facts and circumstances, the independent appraiser concluded that there was no premium to be paid for the property interests exchanged by the BLM even if a portion of such property interests were a part of a planned landfill. The scheduled briefing in this case was completed in January 2003. No activity took place with regard to this case in 2004 and, as of the date of this Report on Form 10-KSB, we are still awaiting a decision from the court.

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

KAISER VENTURES LLC AND SUBSIDIARIES

existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

In reviewing the complaints of the Complaining Groups, the BLM out of an abundance of caution conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although neither the construction of the landfill project nor the regular use of the railroad have commenced, the BLM requested that the Company develop a maintenance schedule for the railroad that would include addressing, among other things, the particular concerns of culverts and rail line ballast. The Company submitted a proposed schedule.

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as demanded in the September 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to this notice of intent to sue letter and further voluntarily agreed to undertake certain measures to alleviate concerns with respect to the desert tortoise. In 2004, the Company completed certain of the voluntary measures and the Complaining Groups have not pursued any further action with respect to their April 8, 2004 letter. See “Legal Proceedings - Eagle Mountain Landfill Project Land Exchange Litigation.”

Eagle Crest Energy Company. In November 2000, Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, filed an application for a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,000 mega-watt hydroelectric pump storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. This project was essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. However, as a result of the land exchange with the BLM, there is no title reservation on any portion of the property. FERC issued a preliminary permit to ECEC in June 2001. We, along with others, objected to the ECEC project and intervened in the matter. ECEC’s preliminary permit, expired in the second quarter of 2004. However, shortly after the expiration of such preliminary permit ECEC filed an application with FERC for a new preliminary permit for the same project and on March 7, 2005, FERC granted a preliminary permit to ECEC. This is the third time ECEC will have been granted a preliminary permit for this potential project. As in previous years, to management’s knowledge, there was no material activity by ECEC in 2004 with regard to substantively processing its permit application. We, along with others, have again intervened in this matter.

Ongoing Considerations if the Sale is not Completed

Successful resolution of the federal land exchange litigation could continue to take a number of years. Due to delays in closing on the sale to the District, the additional threatened Endangered Species Act litigation, and the need to repair the flood damage to the railroad, we anticipate that additional investment in MRC will be necessary. We can make no assurance that sufficient and suitable funding will be available to MRC in order to allow it to continue to pursue the landfill project, to undertake the major railroad repairs and to resolve the federal litigation and any new litigation. Alternatively, MRC could decide not to pursue the continued development of the landfill project, which would likely materially hinder MRC’s ability to realize any value from the landfill project.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Currently, the Mesquite Regional Landfill located in Imperial County, California is the only other competing rail-haul project proposed in California. In late 2002, the District purchased the Mesquite Regional Landfill at a price and on terms substantially similar to the pending sale of the landfill project by MRC to the District. We understand that the District has contracted and has commenced the engineering and other work necessary to be in a position to begin construction on the Mesquite project. The impact, if any, of the District’s ownership of the Mesquite landfill project on its purchase of the Eagle Mountain landfill project is unknown.

Truck-haul landfills in the Los Angeles Basin are also competitors to the proposed rail-haul landfills.

Risks. As is discussed in this Report on Form 10-KSB, there are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District owns and is developing. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the ownership and development of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the threatened litigation over the Endangered Species Act, all as discussed above. No assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on our current plan to sell the landfill to the District. If we are unable to manage any of these risks or uncertainties, we may not be able to sell the landfill project and the value of our Class A Units could be materially reduced.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Phase 1 of the West Valley MRF, which included a 62,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services was built and equipped in 1997 for a total cost of approximately $10.3 million. Phase 2 of the West Valley MRF was completed in 2001 and increased the processing facility by an additional 80,000 square feet and included the installation of new recycling lines that increased the capacity of the facility to approximately 5,000 tons per day. Phase 2 was completed for a total approximate cost of $11 million. West Valley MRF is currently processing, on average, approximately 4,200 - 4,400 tons of municipal solid and green waste per operating day.

The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations. Furthermore, the West Valley MRF should distribute sufficient cash to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs. In 2004, the West Valley MRF distributed a total of $2,250,000 in cash to Kaiser.

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

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9,500,000 in bonds were issued in June 1997 (Phase 1), and approximately $8,500,000 in bonds were issued in May 2000 (Phase 2). The interest rate for the Bonds varies weekly. The rates for 2004 ranged from 1.32 to 2.2%. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2030, although West Valley MRF is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Competition

Burrtec owns and operates a transfer and limited materials recovery facility in Agua Mansa, California. This facility is located approximately 15 miles from the West Valley MRF and could compete, in very limited areas, for waste that might otherwise go to the West Valley MRF. To date, the materials recovery facility in Agua Mansa has had minimal impact on the West Valley MRF’s market for customers. Burrtec also owns or controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are not considered to be competitors of the West Valley MRF. Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley. Except for a relatively small materials recovery facility located in Colton, California owned by Republic Industries, we believe that none of them has yet completed the permitting process. However, the materials recovery facility in Colton is a competitor and one municipality formerly using the West Valley MRF has contracted for its recycling services with the Colton facility.

Tar Pits Parcel

Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Except for ongoing inspection and monitoring activities, remediation of the Tar Pits Parcel was completed in 2002 at CCG Ontario, LLC’s, (referred to as CCG), expense. CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property. See “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters.”

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

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”), a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly,

KAISER VENTURES LLC AND SUBSIDIARIES

effective December 31, 2003, the private prison at Eagle Mountain was closed. MTC surrendered most of the property it leased as of December 31, 2003, with the exception of several houses that it continued to lease through during the first quarter of 2004. As of the date of this Report on Form 10-KSB, we have not had any success in finding a replacement tenant although efforts are ongoing. With the prison’s closure, during 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite with Eagle Mountain’s ongoing operations and staffing being reduced.

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

Rock/Aggregate

As a result of previous mining at Eagle Mountain, millions of tons of rock of various sizes have been stock piled on portions of the property around the Eagle Mountain Townsite. At the present time there are no active buyers for the rock.

Lake Tamarisk, California

Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development, LLC, a wholly owned subsidiary of Kaiser, owns: (i) 74 single family improved lots, including, one residential structure; (ii) a 3.47 acre multi-family lot; (iii) 3 commercial lots totaling approximately 12.26 acres; (iv) an approximate 170 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (v) an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course; and (vi) an approximate 39 acre unimproved parcel adjacent to Lake Tamarisk.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

CCG Ontario, LLC (CCG). In August 2000, we sold approximately 588 acres of our remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Included in the land sold to CCG were ancillary items such as the sewer treatment plant and the water rights associated with the property. As part of the transaction, CCG obtained environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the transferred property as well as other environmental obligations subject to limited exceptions. In addition, before this sale transaction, we were party to a consent order with the California Department of Toxic Substances Control, referred to as the DTSC, which was essentially an agreement to investigate and remediate property. As part of the sale transaction, this consent order and our financial assurances to the DTSC were terminated, and CCG entered into a new consent order with the DTSC and provided the necessary financial assurances. For additional information, see “Part I, Item 1. DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters” below.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

With regard to groundwater, we previously settled certain obligations of groundwater contamination with the California Regional Water Quality Control Board, or the RWQCB, concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations contributed. The settlement required us to make a $1.5 million cash payment, which was made in February 1994, and the contribution of 1,000 acre feet of water annually for 25 years to a water quality improvement project. In 1999, approximately 20 years ahead of schedule, we contributed the full 25,000 acre feet required under the terms of the settlement agreement with the RWQCB. This contribution of water satisfied all of the Company’s obligations to the RWQCB under the terms of the settlement agreement. CCG did not assume any of the Company’s future obligations, if any, with regard to the specified plume, and we retained potential liability from certain third party claims alleging damages from the identified groundwater plume. One such claim was asserted against the Company and was settled in 2004.

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

In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II, Item 6., of this Report on Form 10-KSB.

The Company is involved, from time-to-time, in legal proceedings concerning environmental matters. See “Part I, Item 3. LEGAL PROCEEDINGS.”

KAISER VENTURES LLC AND SUBSIDIARIES

Employees

As of March 22, 2005, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., a subsidiary of Kaiser LLC, and reimburses Business Staffing for the costs associated with 5 full-time (4 at Ontario, California and 1 at Eagle Mountain, California) and 4 part-time employees (3 in Ontario, California and 1 at Eagle Mountain, California). All of the full-time and part time employees were previously employed by Kaiser Inc.

Item 2. DESCRIPTION OF PROPERTIES

Office Facilities

Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California, 91764. The Company currently leases approximately 2,950 square feet in Ontario, California at a current cost of approximately $6,700 per month. The lease expires on August 31, 2007, with the right to terminate the lease upon prior written notice effective as of February 28, 2006. Our subsidiary, Kaiser Eagle Mountain, LLC, also currently maintains an office at the Eagle Mountain Site. We own the building used as an office at the Eagle Mountain Site.

Eagle Mountain, California

The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The District, upon its purchase of the landfill project, will own a substantial portion of this infrastructure. Accordingly, the District and the Company are negotiating a number of agreements addressing access and joint use of infrastructure facilities. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated. However, due to the closure of the private prison at the Eagle Mountain Townsite effective December 31, 2003, we developed and implemented a plan to mothball the Townsite in 2004.

During 2003 a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to MTC that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003—2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed with most of the leased property returned to us as of that date, with the exception of several houses that it continued to lease during the first quarter of 2004. During 2004 we did not have any success in finding a replacement tenant but our efforts to find a replacement tenant are continuing. However, since we were not successful in 2004 in finding a replacement tenant we developed and implemented a plan to mothball the Eagle Mountain Townsite which was completed in the fourth quarter of 2004. With the closure of the private prison, Eagle Mountain’s ongoing operations and staffing were reduced.

In and around the Eagle Mountain area the Company has various possessory mining claims of approximately 1,472 acres and holds approximately 8,644 acres in fee simple (which includes the approximate 1,300 acre Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project.”

The Company owns four deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain Site. See also “Part I, Item 1. DESCRIPTION OF BUSINESS – Other Kaiser Assets.”

KAISER VENTURES LLC AND SUBSIDIARIES

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), Kaiser Steel Corporation constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. We own in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed. Portions of the railroad suffered significant flood damage in 2003. For additional information, see “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale – Flood Damage to Railroad.”

Fontana, California

With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former Mill Site Property. With the exception of ongoing maintenance and inspection obligations, the environmental remediation of this parcel has been completed. See “Part 1, Item 1. DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Property.”

Lake Tamarisk, California

Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development, LLC, a wholly owned subsidiary of Kaiser, owns: (i) 74 single family improved lots, including, one residential structure; (ii) a 3.47 acre multi-family lot; (iii) 3 commercial lots totaling approximately 12.26 acres; (iv) an approximate 170 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (v) an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course; and (vi) an approximate 39 acre unimproved parcel adjacent to Lake Tamarisk.

Item 3. LEGAL PROCEEDINGS

In the normal course of our business we are involved in various claims and legal proceedings. A number of litigation matters previously reported, such as the City of Ontario claim and the Explorer Pipeline litigation, were settled or dismissed in 2004. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized below. However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which we may be or become a party. Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

Litigation

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

All scheduled briefing for the case was completed in January 2003. As of the date of this Report on Form 10-KSB we are still awaiting a decision from the court. Kaiser is vigorously defending the litigation.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Although neither the construction of the landfill project nor the regular use of the railroad has commenced, the BLM requested the Company to develop a maintenance schedule for the railroad that would address, among other things, the particular concerns of culverts and rail line ballast. The Company submitted a proposed schedule for such activities.

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as demanded in the September 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to this notice of intent to sue letter and further voluntarily agreed to undertake certain measures to alleviate concerns with respect to the desert tortoise. In 2004, the Company completed certain of the voluntary measures and the Complaining Groups have not pursued any further action with respect to their April 8, 2004 letter.

Tex Tin Claim. In February 2004 we received correspondence identifying the Company as a potentially responsible party for remediation and related costs at a property in Texas known as the Tex Tin site. It appears that the basis for such identification is that the Company is considered the reorganized successor to KSC. However, the factual basis and the monetary extent of the alleged liability are currently unknown. No legal action has been commenced against the Company. We have informed those giving the notice that we believe such liability, if any, was discharged in the bankruptcy of KSC. We also believe that there is coverage under our existing insurance for this claim. There has been no material activity with regard to this claim other than the initial correspondence.

BKK Landfill Claim. On November 29, 2004, the Company received a letter from the California Department of Toxic Substances Control (“DTSC”) notifying the Company that it was identified as a potentially responsible party, along with a number of other entities, with respect to the BKK Landfill Facility located in West Covina, California (the “Facility”). The letter stated that the BKK Corporation announced that it would not be able to continue to operate the Facility after November 17, 2004. In December 2004, the Company, along with a number of other potentially responsible parties, was included in an imminent and substantial endangerment order and remedial action order (the “Order”) issued by the DTSC. Based upon the information contained in the letter and made available in subsequently provided information, any activity which could give rise to any possible liability occurred prior to the bankruptcy of Kaiser Steel Corporation and thus, such claim should be discharged by the bankruptcy. The Company’s position was communicated to the DTSC. In January 2005, the DTSC in effect concurred with the Company’s position and informed the Company that it would remove the Company from the Order. Accordingly, with the removal of the Company from the Order, this matter is resolved with respect to the DTSC.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 17 active suits. Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, we are beginning to see the focus of the claims shifting from ships and shipyards to other facilities such as the former Kaiser Steel Mill Site Property. Plaintiff’s attorneys are increasingly requesting mill site and Eagle Mountain related documents in an effort to build a “war chest” of documents for future litigation.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Recovery are non-specific, but involve allegations relating to pre-bankruptcy activities. It is difficult to determine the amount of damages that we could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. The Company vigorously defends all asbestos claims as is appropriate for a particular case.

Of the claims resolved to date, approximately 76% have been resolved without payment to the plaintiffs, and of the 45 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 38 of such cases. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Slemmer Litigation. Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856). The defendants in the lawsuit are Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water and individuals serving on the Board of Directors of Fontana Union Water Company. In summary, plaintiffs allege that they are the owners of 175 shares of the stock of Fontana Union Water Company, a mutual water company, and that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law. Among other things, plaintiffs have requested $25,000,000 in damages and the trebling of such damages under California law. The lawsuit is proceeding as a class action lawsuit. Discovery in the case is currently ongoing and a trial on the matter is currently scheduled to occur in 2005. We believe that the allegations against us are without merit and we will vigorously defend this suit.

Port of Oakland. The Port of Oakland has asserted, but taken no action, with respect to a potential claim arising out of alleged contamination of soil from underground storage tanks. The Port of Oakland alleged that KSC used these tanks at property owned by the Port of Oakland and leased by Kaiser Steel Corporation pursuant to a lease agreement that terminated in 1986. Based upon the communication received, the Port of Oakland claims damages of approximately $150,000 plus unknown potential remediation costs. We believe, based upon the information provided to date, that the allegations are without merit and that any potential claim would be barred under the statute of limitations.

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

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck”) against Lloyd’s of London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that we believe is ultimately responsible for the payment of any amount that it determined to be owed in litigation. During the second quarter of 2003, the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. As of the date of this 10-KSB Report, IMACC has been reimbursing the London Carriers for the reasonable attorneys’ fees and costs of this litigation. Truck appealed the trial court’s decision to dismiss the case but such appeal was denied in an unpublished opinion. We understand that Truck is seeking to appeal this matter to the California Supreme Court.

KAISER VENTURES LLC AND SUBSIDIARIES

Bankruptcy Claims. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of two to four such claims a year for the past several years. The Port of Oakland and the BKK Landfill claims are examples of the types of claims that are occasionally alleged to have arisen out of pre-bankruptcy activities. In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims. If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a materially adverse effect on Kaiser’s business and value.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

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

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not readily tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001, and, with one exception, no single purchase and sale transaction has involved more than 15,000 Class A Units. In connection with the merger, the Class A Units were independently appraised and determined to have a value of $1.50 as of November 30, 2001.

As of March 22, 2005, there were approximately 3,108 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 22, 2005, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan.

We currently have no immediate plans to make distributions but anticipate making distributions subsequent to receiving our share of the proceeds from the sale of the Eagle Mountain landfill project if such sale is completed or if other funds become available for distribution in accordance with our cash maximum strategy.

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2004, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	298,100	$3.11	0
Equity compensation plans not approved by security holders	N/A	N/A	10,000 annual	[1]

[1]	Each non-management member of the Board of Managers receives an annual grant of 2,500 Class A Units. In addition, beginning in 2004, 2,500 Class A Units are being granted to Mr. Fawcett. Accordingly, 10,000 Class A Units are currently being issued each year. For additional information, see “Item 10. Executive Compensation – Manager Compensation.”

KAISER VENTURES LLC AND SUBSIDIARIES

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”). Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this Report on Form 10-K/A, our remaining principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District). As of December 31, 2004, we also had cash and cash equivalents, receivables and long-term investments in securities of approximately $14.3 million. As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million.

We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members.

Restatement of Certain Prior Financial Statements

In 2004 we filed amended reports on Form 10-Q/A and Form 10-K/A with the Securities and Exchange Commission beginning with our report on Form 10-Q for the period ended June 30, 2001, through and including our Annual Report on Form 10-K for the period ended December 31, 2003 (collectively the “Amended Reports”). The Amended Reports reflect that effective July 1, 2001, the Company changed its method of accounting for premium costs and claims under a twelve-year insurance policy purchased June 30, 2001, to amortize the premium costs over the term of the underlying prospective insurance policy and record insurance recoveries on known claims liabilities when recoveries are estimable and claims liabilities are accepted by the insurance carrier. Previously, the Company had capitalized the cost of the policy as prepaid insurance in other assets and reduced the prepaid insurance as claims were paid and insurance recoveries were collected.

Annual Report on Form 10-KSB

Kaiser qualifies as a small business filer under SEC rules and under such rules Kaiser is only required to include and discuss in this Annual Report on Form 10-KSB its balance sheet for 2004 and its consolidated statements of operations, cash flows and changes in members’ equity for the years ended December 31 2004, and 2003. The reader of this Annual Report on Form 10-KSB is encouraged to read our prior reports filed with the SEC for our financial statements for other previous years.

Primary Revenue Sources

Ongoing Operations

Kaiser’s revenues from ongoing operations are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method

KAISER VENTURES LLC AND SUBSIDIARIES

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Site. Due to the interim nature of these activities, we are presenting these revenues net of their related expenses. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, interim revenues have declined significantly in 2004. Expenses during 2004 at the Eagle Mountain Townsite remained at historical levels while the Townsite operations were being closed down and its facilities were being mothballed.

Summary of Revenue Sources

Due to the developmental nature of certain of our projects and our recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, we believe it is important to evaluate the trends in the components of our revenues as well as the recent developments regarding our long-term ongoing and interim revenue sources. See “Part I, Item 1. DESCRIPTION OF BUSINESS” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Analysis of Results for the Years Ended December 31, 2004 and 2003

An analysis of the significant components of our resource revenues for the years ended December 31, 2004 and 2003 follows:

	2004	2003	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in West Valley MRF	$2,310,000	$2,281,000	1%
Gain on Mill Site land sales	375,000	107,000	251%

Total ongoing operations	2,685,000	2,388,000	12%

Interim Activities (net)	(751,000)	(114,000)	(559)%

Total resource revenues	$1,934,000	$2,274,000	(15)%

Resource Revenues. Total resource revenues for 2004 were $1,934,000 compared to $2,274,000 for 2003. Revenues from ongoing operations increased 12% for 2004 to $2,685,000 from $2,388,000 in 2003 while the loss from interim activities (net of related expenses) increased 559% to $751,000 from $114,000 in 2003.

Ongoing Operations. Income from equity method investments increased by $29,000 to $2,310,000 due to increased equity income from the West Valley MRF during 2004 as compared to 2003. This increase in equity income in the West Valley MRF is mainly due to: (a) a 12% increase in volume of waste processed at the West Valley MRF ($381,000); (b) an increase in net recycling sales mainly due to higher commodity prices ($270,000); and (c) a decrease in interest expense ($31,000). These increases in revenues and reduction in interest expense were mostly offset by an increase in payroll and related operating expenses ($573,000) and an increase in partnership expenses ($80,000).

Gain on Mill Site land sales. The Company recognized gains of $375,000 and $107,000 during 2004 and 2003 from the sales of certain Mill Site property parcels that closed in 1997 and 1999. The $268,000 increase during 2004 was due to the collection of the balance of the notes receivables (including balloon payments) in the fourth quarter of the year.

Interim Activities (net). Interim activities, net of expenses, for 2004 were a loss of $751,000 compared to a loss of $114,000 for 2003. This increase in the loss from interim activities was expected due to the termination of

KAISER VENTURES LLC AND SUBSIDIARIES

the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, (see the following paragraph for details). During 2004 revenues decreased by $862,000 while expenses at the Eagle Mountain Townsite remained close to historical levels while the Townsite operations were being closed down and its facilities were being mothballed.

During 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”), a company that operates a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. Accordingly, effective December 31, 2003, the private prison at Eagle Mountain was closed. MTC surrendered most of the property it leased as of December 31, 2003, with the exception of several houses that it continued to lease through February 2004. As a result, the Eagle Mountain Townsite was mothballed in 2004 and appropriate cost accruals were recorded. As of the date of this Report on Form 10-KSB, we have not had any success in finding a replacement tenant.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations and the MRC Casualty Loss). Total resource operating costs for 2004 and 2003 were $320,000 and $4,820,000, respectively. During the third quarter of 2003, portions of the 52-mile Eagle Mountain railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. The damage included some rail sections being buried under silt while other areas had their rail bed undermined. We currently estimate the cost of repairing this damage to be $4,500,000. As a result, the Company recorded a reserve and a charge to earnings in the amount of $4,500,000 during 2003 to cover the cost of these repairs. The remaining $320,000 of expense in both 2004 and 2003 is due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Total corporate general and administrative expenses for 2004 decreased 13% to $2,421,000 from $2,777,000 for 2003. The decrease is primarily due to one time retention payments ($1,031,000) made as of June 30, 2003, to senior management under the terms of their respective employment agreements negotiated in 2000. This decrease was substantially offset by: (a) higher legal and professional expenses ($125,000); (b) higher non-recurring severance costs ($338,000); (c) a net reduction in the decrease of previously established reserves during 2004 ($113,000); and (d) increased staffing and related expenses ($99,000). The reserves eliminated in 2004 and 2003 had been established in previous years for certain possible liabilities that were resolved during 2004 and 2003, and thus the reserve was determined to be unnecessary and was reversed against general and administrative expenses.

Net Interest and Investment Income. Net interest and investment income for 2004 was $450,000 compared to $627,000 in 2003. The change was due to decreased gains on investments ($147,000) and lower interest income ($155,000) being partially offset by increased dividend income ($124,000).

Loss before Minority Interest and Income Tax Provision. The Company recorded a loss before minority interest and income tax provision of $357,000 for 2004 versus $4,696,000 for 2003.

Minority Interest. During 2003 the minority unitholders in MRC were allocated $789,000, or 17.52%, of the $4,500,000 recorded casualty loss that was incurred due the heavy rains and flash flood damage on the 52-mile Eagle Mountain railroad.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a loss before income tax provision (benefit) of $357,000 for 2004, versus a loss of $3,907,000 recorded in 2003. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc., a subsidiary of the Company. These taxes amounted to $14,000 for 2004, versus $16,000 for 2003. Additionally, during 2003, the Company recorded a

KAISER VENTURES LLC AND SUBSIDIARIES

$46,000 tax expense related to activity prior to its conversion to a limited liability company. The additional income tax expense for 2003 was the result of a finalization of a State of California income tax audit for 1999.

Net Income (Loss). For 2004, the Company reported a net loss of $371,000 or $0.05 per unit, versus a net loss of $3,969,000 or $0.57 per unit, reported for 2003.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents increased $573,000 to $4,135,000 at December 31, 2004. Included in cash and cash equivalents is $2,286,000 held solely for the benefit of MRC at December 31, 2004. The increase in cash and cash equivalents is primarily due to: (a) the receipt of cash distributions from the West Valley MRF of $2.25 million; (b) collections on notes and accounts receivable totaling $611,000; (c) net cashflow from investments totaling $425,000; and private placement contributions by MRC minority unitholders totaling $141,000. These cash uses were mostly offset by $2,100,000 million of cash used for operations and capitalized MRC landfill expenditures of $768,000.

Working Capital. During 2004, current assets decreased $2,100,000 to $15,500,000, while current liabilities decreased $1,800,000 to $2,500,000. The decrease in current assets resulted primarily from the collection of the $1,800,000 insurance receivable and the reduction of $352,000 in current notes receivable. The decrease in current liabilities resulted primarily from the $1,500,000 decrease in the litigation accrual and the recognition of the remaining deferred real estate gain of $375,000. The decreases in insurance receivable and litigation accrual are due to the settlement, collection and subsequent payment of the City of Ontario claim. Included in current liabilities as of December 31, 2004 is $198,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during 2004 by $300,000 to $13,000,000 at December 31, 2004.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3,800,000 premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

Revenue Recognition. Revenues are recognized when the Company has completed the earnings process and an exchange transaction has taken place.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and such differences may be material to the financial statements.

New Accounting Pronouncements

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For interests in special-purpose entities, it applies in the first year or interim period ending after December 15, 2003, and for all other types of variable interest entities, it applies for periods ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation, as amended, the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company has not quantified the potential effect of adoption of SFAS No. 123R. However, the Company believes adoption of SFAS No. 123R will not result in a decrease to reported earnings.

Section 3: Business Outlook

The statements contained in this Business Outlook, as well as in “Part I. Item 1. DESCRIPTION OF BUSINESS”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-KSB, these statements are forward-looking and,

KAISER VENTURES LLC AND SUBSIDIARIES

therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

Upon closing of the sale of the landfill project, $39 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001, and will be paid out to MRC after the initial closing on a quarterly basis beginning with a successful outcome of the federal litigation regarding the land exchange with the BLM at the Federal District Court level for a period of up to four years. Also upon closing, the remaining $2 million of the purchase price will also be placed into an escrow account as a result of the District’s Puente Hills landfill receiving in 2003 and early 2004 the necessary permit approvals for its remaining 10 years of capacity.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

Sale of Miscellaneous Properties and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants for the private prison facility in the Eagle Mountain Townsite. In addition, we are exploring possible opportunities for the sale of rock from the Eagle Mountain Site. As a result of past mining activities, millions of tons of rock of various sizes was stock piled near the Eagle Mountain Townsite. Any sale of rock would be from property that is not a part of the landfill project.

KAISER VENTURES LLC AND SUBSIDIARIES

Corporate Overhead. As we divest our remaining assets, we intend to further reduce corporate staffing and overhead to reflect the reduced requirements of our remaining operations and projects. The costs of such reductions shall be recorded at the time the decision to make such reductions is made by the Company.

Capital Resources. Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales will be sufficient to satisfy the Company’s ongoing projected operating cash requirements.

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former KSC mill site near Fontana, California, except for an approximate five acre parcel, the Tar Pits Parcel; (ii) entered into an agreement to sell the landfill project to the District for an aggregate of $41 million, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation. Although the closing with the District was scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions and, as a result, this date has been extended numerous times, and we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Part I. - Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale”;

•	To continue to hold our interest in West Valley MRF, which pays significant cash distributions to us, until we believe we can negotiate a sale of our interest that maximizes value to our members;

•	To sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California;

•	To further reduce our general and administrative expenses; and

•	The Company expects to terminate operations and distribute all available cash to its members once the cash maximization strategy is completed. The Company currently does not expect completion of this strategy until 2007 at the earliest.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Item 7. FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC:

We have audited the accompanying consolidated balance sheet of Kaiser Ventures LLC (the Company) as of December 31, 2004 and the related consolidated statement of operations, members’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kaiser Ventures, LLC as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Moss Adams LLP

Irvine, California

March 11, 2005

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members of Kaiser Ventures LLC and Subsidiaries

We have audited the accompanying consolidated statements of operations, cash flows, and changes in members’ equity for the year ended December 31, 2003 of Kaiser Ventures LLC and Subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows, and changes in members’ equity for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Orange County, California

February 12, 2004,

except for Note 2 – Environmental Insurance and

Environmental Remediation Liabilities,

Notes 9 and 12, and Note 18 – Environmental Contingencies,

as to which the date is November 12, 2004

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

2004
ASSETS
Current Assets
Cash and cash equivalents	$4,135,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	207,000
Short-term investments	9,634,000
Note receivable	292,000
Restricted cash held for conversion distribution	1,265,000

15,533,000

Eagle Mountain Landfill Investment	29,685,000

Investment in West Valley MRF	4,231,000

Land	2,503,000

Other Assets
Note receivable	57,000
Unamortized environmental insurance premium	2,680,000
Buildings and equipment (net)	547,000

3,284,000

Total Assets	$55,236,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

2004
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$157,000
Conversion distribution payable	1,265,000
Accrued liabilities	952,000
Current portion of MRC accrual for casualty loss	169,000

2,543,000

Long-term Liabilities
Accrued liabilities	250,000
Accrual for MRC casualty loss	4,195,000
Environmental remediation	2,423,000

6,868,000

Total Liabilities	9,411,000

Minority Interest	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,929,299	40,859,000
Class B units; issued and outstanding 751,956	—
Class C units; issued and outstanding 952	—
Class D units; issued and outstanding 48	—
Accumulated other comprehensive loss	(213,000)

Total Members’ Equity	40,646,000

Total Liabilities and Members’ Equity	$55,236,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2004	2003
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	$2,310,000	$2,281,000
Realized deferred gain on Mill Site land sales	375,000	107,000

Total ongoing operations	2,685,000	2,388,000
Interim Activities, net loss	(751,000)	(114,000)

Total resource revenues	1,934,000	2,274,000

Resource Operating Costs
Environmental insurance premium amortization	320,000	320,000
MRC casualty loss	—	4,500,000

Total resource operating costs	320,000	4,820,000

Income (Loss) from Resources	1,614,000	(2,546,000)
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding employee retention, stock-based compensation and stock option repricing expenses	2,068,000	1,735,000
Employee retention expense	—	1,031,000
Unit-based compensation expense	15,000	11,000
Severance expense	338,000	—

	2,421,000	2,777,000

Loss from Operations	(807,000)	(5,323,000)
Net interest and investment income	450,000	627,000

Loss before Minority Interest and Income Tax Provision	(357,000)	(4,696,000)
Minority Interest in Loss	—	789,000

Loss before Income Tax Provision	(357,000)	(3,907,000)
Income tax provision
Current	14,000	16,000
Income tax expense attributed to activities prior to conversion to LLC	—	46,000

Net Loss	$(371,000)	$(3,969,000)

Basic Loss Per Unit	$(0.05)	$(0.57)

Diluted Loss Per Unit	$(0.05)	$(0.57)

Basic Weighted Average Number of Units Outstanding	6,924,000	6,916,000
Diluted Weighted Average Number of Units Outstanding	6,924,000	6,916,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2004	2003
Cash Flows from Operating Activities
Net loss	$(371,000)	$(3,969,000)
Income from equity method investment in West Valley MRF	(2,310,000)	(2,281,000)
Income tax expense attributed to activities prior to the conversion to LLC	—	46,000
MRC casualty loss, net of minority interest	—	3,711,000
Depreciation and amortization	490,000	547,000
Unrealized gain on investments	—	(87,000)
Class A Units / Stock-based compensation expense	15,000	11,000
Mill Site land sale deferred gain realized	(375,000)	(107,000)
Changes in assets:
Receivable and other	(33,000)	308,000
Insurance receivable	1,531,000	—
Purchase of investments – trading	—	(7,045,000)
Changes in liabilities:
Accounts payable and accrued liabilities	226,000	(232,000)
Litigation accrual	(1,250,000)	—
Income taxes payable	(28,000)	(40,000)
Long-term accrued liabilities	—	(4,000)

Net cash flows used in operating activities	(2,105,000)	(9,142,000)

Cash Flows from Investing Activities
Minority interest	141,000	241,000
Purchase of investments	(324,000)	(7,369,000)
Maturities of investments	750,000	7,980,000
Collection of notes receivable	644,000	356,000
Capitalized landfill expenditures	(768,000)	(1,083,000)
Environmental remediation expenditures	(15,000)	(18,000)
Distribution from West Valley MRF	2,250,000	2,250,000

Net cash flows from (used in) investing activities	2,678,000	2,357,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent, net	(75,000)	1,340,000
Decrease (increase) in restricted cash for conversion distribution, net	75,000	(1,340,000)

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	573,000	(6,785,000)
Cash and Cash Equivalents at Beginning of Year	3,562,000	10,347,000

Cash and Cash Equivalents at End of Year	$4,135,000	$3,562,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2004 and 2003

	Member Class A Units	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	6,911,799	$45,173,000	$—	$45,173,000
Net loss	—	(3,969,000)	—	(3,969,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	(165,000)	(165,000)
Comprehensive loss				(4,134,000)
Issuance of Class A Units	7,500	11,000	—	11,000

Balance at December 31, 2003	6,919,299	41,215,000	(165,000)	41,050,000
Net loss	—	(371,000)	—	(371,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	(48,000)	(48,000)

Comprehensive loss				(418,000)
Issuance of Class A Units	10,000	15,000	—	15,000

Balance at December 31, 2004	6,929,299	$40,859,000	$(213,000)	$40,646,000

At December 31, 2004, 2003 and 2002, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2004, 2003 and 2002, Kaiser Ventures LLC had 952 and 48, Class C and D Units outstanding, respectively.

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

At December 31, 2004, the Company’s principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, receivables and short-term investments of approximately $14.3 million.

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

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities include housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Townsite. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. Total interim revenues for 2004, and 2003, were $200,000, and $1.1 million, respectively. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 2003, operations at the Townsite were significantly curtailed during 2004 and its facilities mothballed.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority-owned investments, except as specified below. Intercompany accounts and transactions have been eliminated.

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

Landfill Permitting and Development

Through its 82.48% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process. These costs are expensed when management determines that the capitalized costs provide no future benefit. Additionally, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 19), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved. Further, the perception of the public and private financial markets of the value of solid waste sites and the waste management industry can fluctuate significantly over time. Accordingly, there can be no assurance that the Company will successfully sell the Eagle Mountain assets on favorable terms or at all.

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

Income Taxes

The Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the members for inclusion in their respective income tax returns. The only income taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary.

Earnings Per Share

The Company follows SFAS No. 128, Earnings per Share in calculating basic and diluted earnings per unit. Basic earnings per unit excludes the dilutive effects of options, warrants and convertible securities, while diluted earnings per unit includes the dilutive effects of claims on the earnings of the Company.

LLC Unit/Stock Options

At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement

KAISER VENTURES LLC AND SUBSIDIARIES

principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

	2004	2003
Net Earnings (loss)
As reported	$(371,000)	$(3,969,000)
Pro forma	$(371,000)	$(3,969,000)
Earnings (loss) per unit (Basic)
As reported	$(0.05)	$(0.57)
Pro forma	$(0.05)	$(0.57)
Earnings (loss) per unit (Diluted)
As reported	$(0.05)	$(0.57)
Pro forma	$(0.05)	$(0.57)

The Company employed the Black-Scholes option-pricing model in order to calculate the above adjustment in net income (loss) and earnings (loss) per unit/share. The effect on net earnings for 2004, and 2003 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model for options granted during 1999, the last year stock options were granted by the Company.

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

New Accounting Pronouncements

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created

KAISER VENTURES LLC AND SUBSIDIARIES

after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For interests in special-purpose entities, it applies in the first year or interim period ending after December 15, 2003, and for all other types of variable interest entities, it applies for periods ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation, as amended, the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company has not quantified the potential effect of adoption of SFAS No. 123R. However, the Company believes adoption of SFAS No. 123R will not result in a decrease to reported earnings.

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31 consisted of the following:

2004
West Valley MRF, LLC	$33,000
DreamWorks	22,000
Interest receivable	—
KSC Recovery	24,000
Other	162,000

241,000
Allowance for doubtful accounts	(34,000)

Total	$207,000

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company also remains responsible for any pre-existing environmental conditions on the land, which is generally covered by insurance.

The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

The condensed summarized financial information of West Valley MRF, LLC as of November 30, is as follows:

2004
Balance Sheet Information
Current Assets	$8,712,000
Property and Equipment (net)	15,352,000
Other Assets	318,000

Total Assets	$24,382,000

Current Liabilities	$5,311,000
Other Liabilities	—
CPCFA Bonds Payable (long-term portion)	10,870,000
Members’ Equity	8,201,000

Total Liabilities and Members’ Equity	$24,382,000

Income Statement Information
Net Revenues	$14,052,000
Gross Profit	$5,799,000
Net Income	$4,619,000

The Company has recognized equity income from the West Valley MRF of $2,310,000, and $2,281,000, in 2004 and 2003, respectively. The Company received cash distributions of $2,250,000 during both 2004, and 2003 from its investment in the West Valley MRF.

Note 5. MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2004, is 82.48%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes the Company’s royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently scheduled to occur on June 30, 2005, but the initial closing date has been extended numerous times. However, payment of the purchase price will be delayed as described in more detail below. The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District and obtaining all necessary consents to the transaction.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence and other matters. Due diligence, joint use negotiations and other items are expected to continue during 2005. In addition, the parties will individually determine whether each chooses to continue to extend the closing date for the transaction.

There are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District purchased. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the recently threatened litigation over the Endangered Species Act, all as discussed in “Note 19. – LEGAL PROCEEDINGS”. No assurance can be made that the Company will successfully and timely resolve these matters so as to avoid a material adverse effect on the Company’s current plan to sell the landfill to the District. In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which the Company believes are economical.

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

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of the Company’s report on Form 10-Q/A for the quarter ended September 30, 2003, the Company conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, the Company currently estimates the cost to repair the damage to be a minimum of $4,500,000, an accrual for which was recorded in 2003. The Company’s current plans has undertaken, the work necessary to help preserve and protect the existing railroad. However, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 6. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2004, the Company had investments in bond mutual funds which were classified as “available for sale”. At December 31, 2003, the Company had investments in bond mutual funds and U.S. corporate commercial paper which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

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

The following is a summary of the fair value of investment securities, all with maturities of less than 12 months which are classified as “available-for-sale” as of December 31, 2004:

AVAILABLE-FOR-SALE SECURITIES	FAIR VALUE
Bond funds	$9,634,000

As of December 31, 2004, the Company’s “available for sale” securities had an unrealized net loss of $213,000 that is included in “other comprehensive loss”, a component of Member’s Equity, due to unrealized net losses on two bond funds. The unrealized losses initially arose on the two bond funds arose during July 2003. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary.

Note 7. CONVERSION DISTRIBUTION

At December 31, 2004, the Company holds $1,265,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable. During the first seven months of 2003, the transfer agent returned to the Company, $1,470,000 of its December 2001 merger consideration. During the second quarter of 2004 and the fourth quarter of 2003, the Company returned $75,000 and $130,000, respectively, of these funds to the transfer agent for distribution to shareholders.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 8. NOTE RECEIVABLE

As of December 31, 2004, the Company has one note receivable from Levand Steel. The outstanding balance of the Levand Steel note at December 31, 2004 is $349,000, of which $292,000 has been included in current assets and the balance of $57,000, is classified as a long-term asset. The note bears interest at 8% per annum with monthly payments of $25,700 including interest, with the remaining balance due February 2006.

Note 9. ENVIRONMENTAL INSURANCE

One of the goals in the cash maximization strategy approved by Kaiser Ventures LLC’s Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001, that is designed to provide broad prospective commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50,000,000 in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for potential liabilities arising from pollution conditions or known and/or potential asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5,800,000, of which, based upon discussions among the respective members of the Boards of Directors, KSC Recovery paid $2,000,000 and the Company paid the balance of approximately $3,800,000. The portion of the policy paid by KSC Recovery was expected to cover known and/or potential asbestos claims; while the portion of the policy paid by the Company was expected to cover future potential claims arising from the Company’s historical operations. The Company expects this policy will cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

The Company’s $3,800,000 premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy; approximately $80,000 per quarter or $320,000 per year. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

Note 10. BUILDINGS AND EQUIPMENT (Net)

Buildings and equipment (net) as of December 31 consisted of the following:

2004
Buildings and structures	$2,085,000
Machinery and equipment	1,830,000

3,915,000
Accumulated depreciation	(3,368,000)

Total	$547,000

KAISER VENTURES LLC AND SUBSIDIARIES

Note 11. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31 consisted of the following:

2004
Compensation, severance and related employee costs	$477,000
Accrued professional	457,000
Other	18,000

Total	$952,000

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

In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, at September 30, 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1,500,000 and reclassified the obligation as a litigation accrual separate from its environmental remediation liabilities. The City of Ontario’s claims were fully settled in March 2004 with the settlement paid by the insurance carrier. The final settlement between our insurance carrier and the City of Ontario resulted in a payment to the City that was $250,000 less than the Company had accrued. Therefore the Company reduced both its litigation accrual and insurance receivable by $250,000 as of the date of the settlement.

As of December 31, 2004, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not linked to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,400,000. In the event a future claim for damages is filed against the Company that relates to the remaining $2,400,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

See Note 9 “Environmental Insurance”, and Note 18 “Commitments and Contingencies - Environmental Contingencies”.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Class A Units Outstanding

At December 31, 2004 Kaiser LLC had 6,929,299 Class A Units outstanding.

At December 31, 2004, there are 298,000 Class A Units available for issuance relating to outstanding options.

As of December 31, 2000, 136,919 shares of the outstanding common stock of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into an LLC in November 2001, these 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. During 2003, 11,321 of these 136,919 Class A units were tendered by the bankruptcy estate to a bankruptcy claimant as partial settlement of their claim. Therefore, as of December 31, 2003 there are 125,598 Class A units being held by the bankruptcy estate. During 2004, 21,331 of these Class A units were distributed to bankruptcy claimants. Therefore, as of December 31, 2004 there are 104,267 Class A units being held by the bankruptcy estate.

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

These Class B Units are entitled to receive approximately 2% of any cash actually received by MRC, up to approximately $752,000 or $1.00 per unit, if MRC receives the currently agreed upon price of $41,000,000. The Class B Units are not entitled to any distributions or profits, have no voting rights except as required by law and are not transferable.

At December 31, 2004, Kaiser LLC had 751,956 Class B Units outstanding.

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

KAISER VENTURES LLC AND SUBSIDIARIES

have been paid under the TIP if it had been continued. Class C and D Units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable.

At December 31, 2004, Kaiser LLC had 952 and 48 Class C and D Units outstanding.

Warrants

In November 1999, Kaiser Inc. purchased 2,730,950 and 1,693,551 shares of its common stock from the New Kaiser Voluntary Employees’ Benefit Association (the “VEBA”) and from the Pension Benefit Guaranty Corporation (the “PBGC”), respectively, who were then the Company’s two largest stockholders. As consideration for these shares Kaiser Inc.: paid $13.00 per share in cash; issued stock purchase warrants that have an exercise price of $17 per share and a term until September 30, 2004, to the VEBA (460,000 shares) and the PBGC (285,000 shares), which provided the VEBA and the PBGC with additional consideration approximating $0.60 per share; and gave the VEBA and the PBGC certain limited participation rights in the future success of the Company. The Company initially recorded this transaction at a net value of $13 per share because the warrant value conveyed to the sellers of approximately $0.60 per share is offset by a corresponding equity credit for the warrant’s issuance value. Subsequently, in 2000, as a result of the two sales of the Company’s remaining Mill Site Property, the Company made contingent payments equaling approximately $1.11 per share. These warrants expired in 2004 without being exercised.

Unit/Stock Option and Unit/Stock Grant Programs

In October 1990, the Company’s stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the “1989 Stock Plan”). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. The Company incurred no compensation expense during 2003 related to these options.

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

In June 1995, the Company’s stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. However, there are no outstanding options under this plan, as of December 31, 2004.

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

In 2004, and 2003, the Company did not incur any unit based compensation expense related to the exercise of nonqualified unit options.

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2004 and 2003, and activities during the years ended on those dates is presented below:

	2004			2003
	Options		Weighted-Average Exercise Price	Options		Weighted-Average Exercise Price
Outstanding at beginning of Year		298,100	$3.11		298,100	$3.11
Granted		—	—		—	—
Exercised		—	—		—	—
Forfeited		—	—		—	—

Outstanding at end of year		298,100	$3.11		298,100	$3.11

Options exercisable at year End		298,100	$3.11		298,100	$3.11

Weighted-average fair value of options granted during the year	$	N/A		$	N/A

The following table summarizes information about variable unit options outstanding as of December 31, 2004:

		Options Exercisable and Outstanding
Range of Exercise Prices	Weighted-Average Remaining Life (years)	Options	Weighted-Average Exercise Price
$0.55 to $1.625	4.0	161,600	$1.36
$4.85 to $5.58	4.0	136,500	$5.18

KAISER VENTURES LLC AND SUBSIDIARIES

Note 14. EARNINGS (LOSS) PER UNIT/SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per unit/share:

	2004	2003
Numerator:
Net (loss)	$(371,000)	$(3,969,000)
Numerator for basic earnings (loss) per unit (Loss) available to Class A members	$(371,000)	$(3,969,000)
Numerator for diluted earnings (loss) per unit (Loss) available to Class A members	$(371,000)	$(3,969,000)
Denominator:
Denominator for basic earnings per unit - weighted-average shares	6,924,000	6,916,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit - adjusted weighted-average shares and assumed conversions	6,924,000	6,916,000

Basic (loss) per unit	$(0.05)	$(0.57)

Diluted (loss) per unit	$(0.05)	$(0.57)

For additional disclosures regarding the outstanding employee unit/stock options see Note 13.

The following discussion discloses the number of vested and outstanding options during 2004 and 2003 that were not included in the computation of diluted earnings per unit/share. The Company incurred a net loss during 2004 and 2003 and therefore all options are considered antidilutive for that year.

Note 15. SUPPLEMENTAL CASH FLOW INFORMATION

No interest was paid in 2004 or 2003.

No interest expense was incurred in 2004 or 2003.

Income taxes paid in 2004 and 2003 were $27,000 and $56,000, respectively. During 2003, the Company was audited by the State of California for years prior to its conversion to a limited liability company. As a result of that audit the Company paid the State of California $46,000 during 2003.

The Company has not capitalized interest or property taxes during 2004 or 2003.

Note 16. INCOME TAXES

Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unitholders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc. These taxes amounted to $14,000 for 2004 and $16,000 for 2003. Also, during 2003 the Company recorded an additional $46,000 income tax expense as a result of the finalization of a State of California income tax audit for 1999.

Note 17. SIGNIFICANT CUSTOMERS

Significant Customers

Management and Training Corporation (“MTC”) operated a minimum security prison facility on a portion of the Eagle Mountain Site through December 31, 2003.

KAISER VENTURES LLC AND SUBSIDIARIES

The Company received substantial portions of its revenue from the following customers:

Year Ended December 31	MTC Lease
2004	$87,000
2003	$873,000

Note 18. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

As discussed in Note 19, effective June 30, 2001, the Company purchased, a 12-year $50,000,000 insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50,000,000 policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

At the inception of the insurance contract, the Company estimated, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $4.0 million. These liabilities reflected management’s estimate of potential future environmental claims, remediation and related costs but did not represent known claims at the inception of the policy. In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, at September 30, 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1,500,000 and reclassified the obligation as a litigation accrual. In the event a future claim for damages is filed against the Company that relates to the remaining $2,400,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant’s contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

Total expense relative to these plans for the years ended December 31, 2004 and 2003 was $129,200 and $176,000, respectively.

Letters of Credit

At December 31, 2004, the Company had guaranteed a letter of credit outstanding on its behalf to third parties totaling $103,000. This letter of credit was issued for reclamation activities performed at an idled coal property, on behalf of and at the expense of the KSC bankruptcy estate.

KAISER VENTURES LLC AND SUBSIDIARIES

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. In 2003 MRC completed a $2,100,000 private placement of its Class B Units to its existing members. The private placement was payable in installments with the last two installments paid in 2004. Kaiser’s equity contribution totaled $1,822,000, bringing its ownership interest in MRC to 82.48%. Future funding of MRC will be required to cover such items as the federal land exchange litigation and the railroad repairs but there is no assurance that such funding will be obtained.

Note 19. LEGAL PROCEEDINGS

The Company, in the normal course of its business, is involved in various claims and legal proceedings. A number of litigation matters previously reported have settled. Significant legal proceedings, including those which may have a material adverse effect on the Company’s business or financial condition, are summarized below. However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which the Company may be or become a party. Should the Company be unable to resolve any legal proceeding in the manner the Company anticipates and for a total cost within close proximity to any potential damage liability the Company has estimated, the Company’s business and results of operations may be materially and adversely affected.

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the United States Bureau Land Management (“BLM”). This completed land exchange has been challenged in two separate federal lawsuits.

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

All scheduled briefing for the case was completed in January 2003. As of the date of this Report on Form 10-KSB we are still awaiting a decision from the court. Kaiser is vigorously defending the litigation.

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

In reviewing the complaints of the Complaining Groups, the BLM, out of an abundance of caution, conducted an informal consultation with the U.S. Fish & Wildlife Service with respect to the biological opinion. Although neither the construction of the landfill project nor the regular use of the railroad has commenced, the BLM requested the Company to develop a maintenance schedule for the railroad that would address, among other things, the particular concerns of culverts and rail line ballast. The Company submitted a proposed schedule for such activities.

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as demanded in the September 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to this notice of intent to sue letter and further voluntarily agreed to undertake certain measures to alleviate concerns with respect to the desert tortoise. In 2004, the Company completed certain of the voluntary measures and the Complaining Groups have not currently pursued any further action with respect to their April 8, 2004 letter.

Tex Tin Claim. In February 2004 we received correspondence identifying the Company as a potentially responsible party for remediation and related costs at a property in Texas known as the Tex Tin site. It appears that the basis for such identification is that the Company is considered the reorganized successor to KSC. However, the factual basis and the monetary extent of the alleged liability are currently unknown. No legal action has been commenced against the Company. We have informed those giving the notice that we believe such liability, if any, was discharged in the bankruptcy of KSC. We also believe that there is coverage under our

KAISER VENTURES LLC AND SUBSIDIARIES

existing insurance for this claim. There has been no material activity with regard to this claim other than the initial correspondence.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 17 active suits. Most of the plaintiffs allege that they were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, we are beginning to see the focus of the claims shifting from ships and shipyards to other facilities such as the former Kaiser Steel Mill Site Property. Plaintiff’s attorneys are increasingly requesting mill site and Eagle Mountain related documents in an effort to build a “war chest” of documents for future litigation.

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

Of the claims resolved to date, approximately 76% have been resolved without payment to the plaintiffs, and of the 45 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 38 of such cases. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Slemmer Litigation. Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County District Court, California, Case No. SCVSS 086856). The defendants in the lawsuit are Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water and individuals serving on the Board of Directors of Fontana Union Water Company. In summary, plaintiffs allege that they are the owners of 175 shares of the stock of Fontana Union Water Company, a mutual water company, and that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law. Among other things, plaintiffs have requested $25,000,000 in damages and the trebling of such damages under California law. The lawsuit is proceeding as a class action lawsuit. Discovery in the case is currently ongoing and a trial on the matter is currently scheduled to occur in 2005. We believe that the allegations against us are without merit and we will vigorously defend this suit.

Port of Oakland. The Port of Oakland has asserted, but taken no action, with respect to a potential claim arising out of alleged contamination of soil from underground storage tanks. The Port of Oakland alleged that KSC used these tanks at property owned by the Port of Oakland and leased by Kaiser Steel Corporation pursuant to a lease agreement that terminated in 1986. Based upon the communication received, the Port of Oakland claims damages of approximately $150,000 plus unknown potential remediation costs. We believe, based upon the information provided to date, that the allegations are without merit and that any potential claim would be barred under the statute of limitations.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

London Market Claim. In 2002, litigation was commenced by Truck Insurance Exchange (“Truck”) against Lloyd’s of London, and certain London Market Insurance Companies (collectively “London Carriers”), captioned Truck Insurance Exchange v. Fremont Indemnity, et al, Los Angeles Superior Court Case No. BC 260738. In essence Truck was claiming that the London Carriers were obligated to participate in the payment of a litigation settlement that Truck had made. The London Carriers tendered the claim to the Company for indemnification pursuant to a 1995 settlement agreement between the London Carriers and the Company. The Company in turn submitted the London Carriers’ claim to IMACC, which is a third party that we believe is ultimately responsible for the payment of any amount that it determined to be owed in litigation. During the second quarter of 2003, the Truck litigation was dismissed because of Truck’s failure to commence its law suit within the applicable statute of limitations. As of the date of this 10-KSB Report, IMACC has been reimbursing the London Carriers for the reasonable attorneys’ fees and costs of this litigation. Truck appealed the trial court’s decision to dismiss the case but such appeal was denied in an unpublished opinion. We understand that Truck is seeking to appeal this matter to the California Supreme Court.

Bankruptcy Claims. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of two to four such claims a year for the past several years. The Port of Oakland and the BKK Landfill claims are examples of the types of claims that are occasionally alleged to have arisen out of pre-bankruptcy activities. In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims. If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a materially adverse effect on Kaiser’s business and value.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Note 20. QUARTERLY FINANCIAL DATA (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Resource revenues	$320,000	$479,000	$382,000	$753,000
Income (loss) from operations (1)	$(400,000)	$(227,000)	$(277,000)	$(97,000)
Income (loss) before income tax provision	$(322,000)	$(151,000)	$(206,000)	$322,000
Net (loss) income	$(324,000)	$(153,000)	$(208,000)	$314,000
Earnings (loss) per unit (2)
Basic	$(0.05)	$(0.02)	$(0.03)	$0.05
Diluted	$(0.05)	$(0.02)	$(0.03)	$0.05

2003
Resource revenues	$835,000	$343,000	$509,000	$587,000
Income (loss) from operations (1)	$329,000	$(1,314,000)	$(1,609,000)	$(2,729,000)
Income (loss) before minority interest and income tax provision	$442,000	$(1,094,000)	$(1,495,000)	$(2,549,000)
Income (loss) before income tax provision	$442,000	$(1,094,000)	$(1,232,000)	$(2,023,000)
Net (loss) income	$438,000	$(1,098,000)	$(1,280,000)	$(2,029,000)
Earnings (loss) per unit (2)
Basic	$0.06	$(0.16)	$(0.19)	$(0.29)
Diluted	$0.06	$(0.16)	$(0.19)	$(0.29)

(1)	See Note 5 – Mine Reclamation, LLC regarding loss in fourth quarter related to flood damage to railroad.
(2)	Annual per unit/share amounts may not agree to the sum of the quarterly per unit/share amounts due to rounding.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 26, 2005, our Audit Committee dismissed Ernst & Young LLP as our independent registered public accountant firm with the termination to be effective immediately. Ernst & Young LLP had served in such capacity since 1993.

On January 26, 2005, the Audit Committee engaged Moss Adams LLP as our independent registered public accountant firm for the fiscal year 2004 and to review our financial statements to be filed in connection with our Form 10-QSB Reports for the quarters ended June 30, 2004 and September 30, 2004. Prior to engaging Moss Adams LLP, we did not consult with them regarding the application of accounting principles to a specific or completed transaction or the type of audit opinion that might be rendered on our financial statements.

During our two most recent completed fiscal years and the subsequent interim periods preceding the Audit Committee’s determination to change our independent registered public accountant firm there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement or disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years. We restated our financial statements and applicable reports on Form 10-Q and Form 10-K beginning with the June 30, 2001, 10-Q/A Report through the Report on Form 10-K/A for the year ended December 31, 2003. Ernst & Young LLP’s reports on our financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Item 8A. CONTROLS AND PROCEDURES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Item 8B. OTHER INFORMATION

Not applicable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART III

Item 9. MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY

BOARD OF MANAGERS

The current members of the Board of Managers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	54	Chief Executive Officer, President and Chairman of the Board
Ronald E. Bitonti	72	Manager
Todd G. Cole	84	Manager
Gerald A. Fawcett	72	Vice Chairman
Marshall F. Wallach	62	Manager

Richard E. Stoddard was appointed Chief Executive Officer of Kaiser in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining Kaiser in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of Penske Motorsports, Inc. (“PMI”) when International Speedway Corporation acquired PMI. As of January 1, 2003, Mr. Stoddard began working less than full time for Kaiser. In addition to working on behalf of Kaiser, Mr. Stoddard works as a general business consultant with an emphasis on distressed businesses and water development opportunities. In this capacity, Mr. Stoddard is working primarily on behalf of Cadiz, Inc., a public company currently traded on the over-the-counter market.

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

Todd G. Cole has been a director or manager of Kaiser since November 1989. Mr. Cole was Chief Executive Officer of CIT Financial Corporation before starting his present career as a consultant and corporate director. He currently is President of Cole & Wilds Associates, Inc., a consulting company. Mr. Cole served on the Board of Directors of Hawaiian Airlines, Inc. until his resignation in May 2003. (Hawaiian Airlines, Inc. is a certificated air carrier, which filed for Chapter 11 bankruptcy reorganization on March 21, 2003). He is a founding director of Coral Gable Trust Company, a Florida State chartered institution, which began operations in April 2004. Mr. Cole is an active member of the Georgia Bar Association and is an accredited certified public accountant (inactive status).

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

AUDIT COMMITTEE MATTERS

The duties and responsibilities of the Audit Committee are set forth in our Audit Committee Charter. The Audit Committee’s primary function is to review the financial information to be provided to our members, the financial reporting process, the system of internal controls, the audit process and the Company’s process for monitoring compliance with laws and regulations.

Under our Audit Committee Charter, the Audit Committee is solely responsible for:

•	Hiring and firing the independent registered public accounting firm auditors for Kaiser LLC;

•	Resolving any disagreement between the independent registered public accounting firm and management; and

•	Approving all non-audit services performed by Kaiser LLC’s independent registered public accounting firm, subject to a de minimis exception.

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

In performing its duties, the Audit Committee seeks to maintain free and open communication between the managers, the independent registered public accounting firm and our internal financial management. The Audit

KAISER VENTURES LLC AND SUBSIDIARIES

Committee is intended to provide an independent and, as appropriate, confidential forum in which interested parties can freely discuss information and concerns.

In addition to its usual oversight activities, during 2004 the Audit Committee was involved in the decision and the process of restating our financial statements and amending our reports with the SEC beginning with the Report on Form 10-Q for the quarter ended June 30, 2001, and ending with the annual report for Form 10-K for the year ended December 31, 2003. In addition, on January 26, 2005, the Audit Committee terminated Ernst & Young LLP as our independent registered public accounting firm and retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2004.

In connection with our annual audit:

•	The Audit Committee reviewed and discussed with Moss Adams LLP, our independent registered public accounting firm, their overall plans for the audit and the audit’s scope.

•	The Audit Committee reviewed the fees for the restatement of our financial statements and amended reports filed with the SEC in 2004 and the fees charged for other services rendered to Kaiser by Ernst & Young LLP our former independent registered public accounting firm.

•	The Audit Committee reviewed and discussed the audited financial statements with our management.

•	The Audit Committee discussed with our independent registered public accounting firm the matters required to be discussed by Statement of Auditing Standards 61.

•	The Audit Committee received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, and has discussed with the independent registered public accounting firm independence.

•	The Audit Committee met in executive session with management and separately with representatives of Moss Adams LLP.

•	Based upon the foregoing, the Audit Committee recommended to the Board of Managers that the audited financial statements be included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	54	Chief Executive Officer, President and Chairman of the Board
James F. Verhey	57	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	49	Executive Vice President - Administration, General Counsel and Corporate Secretary
Paul E. Shampay	43	Vice President - Finance

Richard E. Stoddard’s biographical information is set forth above under “Board of Managers.”

James F. Verhey joined Kaiser and was appointed Vice President - Finance and Chief Financial Officer in August 1993, appointed Senior Vice President - Finance in January 1996, and appointed Executive Vice President of Kaiser in January 1998. In addition to his duties with Kaiser, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. Mr. Verhey is a

KAISER VENTURES LLC AND SUBSIDIARIES

certified public accountant and spent several years with PricewaterhouseCoopers LLP in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for Kaiser. In addition to working for Kaiser, Mr. Verhey is the President of UCC Vineyard Group, which is headquartered in Napa, California, and which owns and manages wine grape vineyards.

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

Paul E. Shampay was appointed Vice President, Finance in January 2000. Mr. Shampay joined Kaiser in 1995, as Corporate Controller. Prior to joining Kaiser, Mr. Shampay spent 11 years in various senior financial positions at Rancon Financial Corporation, a syndicator of SEC registered limited partnerships and regional commercial and residential real estate developer. Mr. Shampay is a certified public accountant, certified management accountant, and is certified in financial management. As a result of moving to Northern California, Mr. Shampay will no longer be an officer and work full time on behalf of the Company beginning approximately May 2005.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Act of 1934, as amended, requires our managers and executive officers, and persons who own more than 10% of our Class A Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Kaiser LLC.

To our knowledge, based solely on a review of copies of reports provided by such individuals to us and written representations of certain individuals that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our managers, officers, and greater that 10% beneficial owners were timely filed.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted an employee policy called the “Code of Business Conduct and Ethics.” This policy states the Company’s policies on, among other things, complying with laws, fair dealing, confidentiality and insider trading. The Code of Business Conduct and Ethics applies to all employees including the Company’s executive officers. This policy also creates an enforcement procedure in which employees are able to submit reports or inquiries to the Audit Committee, on a strictly confidential basis, for the committee’s independent investigation. The Company’s Code of Business Conduct and Ethics is available on the Company’s website www.kaiserventures.com. A copy may also be obtained free of charge by writing to the Company.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation information for our Chief Executive Officer and our three most highly compensated executive officers. (There are only four executive officers of the Company.) Over the past several years we have reduced our staffing needs due primarily to the sale of substantial assets and consummation of the merger that created the present structure.

KAISER VENTURES LLC AND SUBSIDIARIES

SUMMARY COMPENSATION TABLE(1)

									Long Term Compensation
		Annual Compensation							Awards		Payouts
Name and Principal Position	Year	Salary		Bonus(2)			Other Annual Compen- sation(3)		Restricted Unit Awards(4)	Securities Underlying Options	LTIP Payouts(5)		All Other Compen- sation(6)
Richard E. Stoddard Chairman of the Board, President and CEO	2004 2003 2002	$ $ $	294,580 286,000 374,929	$ $ $	50,000 50,000 0		$ $ $	0 0 0	— — 400 Class C	0 0 0	$ $	— — 246,039	$ $ $	33,897 694,354 75,973	(7)

James F. Verhey Exec. Vice President- Finance & CFO	2004 2003 2002	$ $ $	135,059 131,125 127,305	$ $ $	32,781 0 0		$ $	0 0	— — 160 Class C	0 0 0	$ $	— — 98,643	$ $ $	15,125 183,220 193,531	(7) (7)

Terry L. Cook Exec. Vice President, General Counsel and Secretary	2004 2003 2002	$ $ $	221,605 215,150 208,889	$ $ $	25,000 50,000 0	(8)	$ $ $	0 0 0	— — 240 Class C	0 0 0	$ $	— — 147,965	$ $ $	28,737 211,725 47,649	(7)

Paul E. Shampay Vice President-Finance	2004 2003 2002	$ $ $	118,450 110,150 97,480	$ $ $	0 0 0	(8)	$ $ $	0 0 0	— — 80 Class C	0 0 0	$ $	— — 49,322	$ $ $	10,758 8,637 12,544

(1)	Effective January 1, 2002, the officers of the Company became employees of Business Staffing, Inc., a subsidiary of the Company. Pursuant to an agreement between the Company and Business Staffing, Inc., all employees are leased by Business Staffing, Inc. to Kaiser.
(2)	All bonuses are listed in the year paid.
(3)	Does not include the dollar value of perquisites and other personal benefits. The aggregate amount of perquisites and other personal benefits received by each executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer. The named executive officers are provided with certain life, health and other non-cash benefits generally available to all salaried employees.
(4)	Class C and/or Class D Units were issued to the executive officers in January 2002, as a part of a performance based long term incentive compensation program. These units had no value at the time of issuance.
(5)	In September 2000, the Company adopted a long-term transaction incentive plan dependent in large part on the net proceeds from the sale of the Company’s assets. However, this particular program was terminated as to future unearned payments effective January 1, 2002, and Class C and Class D Units in the Company were issued, as applicable, in lieu thereof. No payments have been made under the Class C and D Units and this table reflects payments earned and made in the calendar year pursuant to the long-term transaction incentive plan.
(6)	The named executive officers are provided with certain life, health and other non-cash benefits generally available to all salaried employees and not included under applicable SEC rules. Effective January 1, 2002, Business Staffing, Inc. became the sponsor of Kaiser’s 401(k) Savings Plan, Money Purchase Plan (the 401(k) Savings Plan and Money Purchase Plan Combined into one plan in 2002) and Supplemental Executive Retirement Plan (collectively “Plans”). The amounts contributed by Business Staffing, Inc. to these plans is reimbursed by the Company. Accordingly, the contributions are reflected in the Summary Compensation Table. During 2004, the Company made contributions of $33,897 to the Plans on account of Mr. Stoddard, $15,125 for the account of Mr. Verhey, $28,737 for the account of Mr. Cook, and $10,758 for the account of Mr. Shampay. During 2003, the Company made contributions of $98,972 to the Plans on account of Mr. Stoddard, $28,016 for the account of Mr. Verhey, $44,123 for the account of Mr. Cook, and $8,637 for the account of Mr. Shampay. During, 2002, the Company made contributions of $75,973 to the Plans on account of Mr. Stoddard, $38,531 for the account of Mr. Verhey, $47,649 for the account of Mr. Cook, $12,544 for the account of Mr. Shampay.
(7)	The “All Other Compensation” includes payment of the following retention bonuses: Richard E. Stoddard - $595,382 (2003); James F. Verhey - $155,204 (2002 and 2003); and Terry L. Cook - $167,602 (2003), as well as the contributions made to the Plans on the executive’s behalf as described in Note 6 above.
(8)	Mr. Cook also received a bonus in 2004 of $40,000 from KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation and Mr. Shampay received a $5,000 bonus from KSC Recovery, Inc. KSC Recovery, Inc.’s financial statements are not consolidated with the financial statements of the Company.

KAISER VENTURES LLC AND SUBSIDIARIES

OPTION GRANTS IN 2004

There were no option grants made to a named executive officer in 2004.

AGGREGATED OPTION EXERCISES IN 2004 AND OPTION VALUES AT DECEMBER 31, 2004

No options were exercised during the fiscal year ended December 31, 2004, by the executive officers named in the Summary Compensation Table. The following table summarizes the value of their unexercised options as of December 31, 2004:

NAME	UNITS ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF UNEXERCISED OPTIONS AT 12/31/04 EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS 12/31/04 EXERCISABLE/ UNEXERCISABLE(1)
Richard E. Stoddard	0	$0	62,350/0	$8,000/$0
James F. Verhey	0	$0	45,000/0	$0/$0
Terry L. Cook	0	$0	45,000/0	$0/$0
Paul E. Shampay	0	$0	0/0	N/A

(1)	Value determined from an assumed value of $1.50 per Class A Unit, which is based on an independent appraisal conducted by Duff & Phelps, an independent financial advisor, as of November 30, 2001. The Class A Units are not publicly traded.

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

Based on the predetermined thresholds and targets, Kaiser made the following payments to the named executive officers under the TIP from sale of the Mill Site Property, the sale of Kaiser’s Fontana Union stock to Cucamonga, and the tax benefits generated by the conversion to a limited liability company:

NAME	TOTAL PAYMENTS MADE UNDER TIP(1)
Richard E. Stoddard	$633,256
James F. Verhey	$253,303
Terry L. Cook	$379,954
Paul E. Shampay	$126,652

[1]	There will be no more payments under the TIP.

The Class C Units are held by Participating Officers still employed by Kaiser LLC, and, upon a Participating Officer’s departure, all Class C Units are automatically converted into Class D Units. One former officer of

KAISER VENTURES LLC AND SUBSIDIARIES

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

PARTICIPATING OFFICER	CLASS C UNITS
Rick Stoddard	400
Terry Cook	240
James Verhey	160
Paul Shampay	80	[1]

[1]	Mr. Shampay’s Class C units will convert to Class D Units at such time that he is no longer works full time for the Company.

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

	PERIOD UNTIL PAYOUT		ESTIMATED AGGREGATE FUTURE PAYOUTS UNDER NON-STOCK PRICE - BASED PLANS
NAME			THRESHOLD ($)		TARGET ($)	MAXIMUM ($)
Richard E. Stoddard(1)	N/A	(2)	0	(3)	$442,000	N/A	(4)
James F. Verhey(1)	N/A	(2)	0	(3)	$176,800	N/A	(4)
Terry L. Cook(1)	N/A	(2)	0	(3)	$265,200	N/A	(4)
Paul E. Shampay(1)	N/A	(2)	0	(3)	$88,400	N/A	(4)

(1)	The actual participation percentage of each Participating Officer in any distributions to the Incentive Units will depend on whether the Participating Officer holds Class C or Class D Units. Adjustment of the individual percentages will not change the size of the total distributions.
(2)	The right to distributions primarily depends upon the sale of Kaiser LLC’s major assets for aggregate net proceeds in excess of the previously established threshold levels.
(3)	Participating Officers are only entitled to receive distributions on their Incentive Units if and when Kaiser LLC sells a remaining major asset for aggregate net proceeds in excess of the previously established sale price threshold for such asset, or, in the event of the sale of the Company, in excess of the previously set sale price (net of expenses and taxes) for the overall Company. If net proceeds generated from the sale exceeds the applicable thresholds, then the Participating Officers, as a group, would receive as a distribution on their Incentive Units cash equal to 5% of any amount over the applicable threshold up to the applicable target.
(4)	There is no maximum cap as to distribution to the holders of Incentive Units. In the event proceeds in excess of the target are generated, the Participating Officers, as a group, would receive distributions equal to 10% of the aggregate net proceeds realized in excess of the target.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Effective January 1, 2002, Mr. Cook, entered into an employment agreement with Business Staffing. As of December 15, 2004, Mr. Cook’s employment agreement was amended to essentially provide that Mr. Cook would be employed, subject to termination for cause, through at least December 31, 2007. However, the Company, at its option, has the right to request Mr. Cook to work less than full time at a salary of no less than eighty percent (80%) of his annual full time salary at the time the Company exercises such option. During any reduced time work period, the Company’s actual payments to Mr. Cook can be further reduced in certain circumstances depending upon the compensation Mr. Cook may receive from other work. Voluntary termination of employment results in the forfeiture of all severance benefits for Mr. Cook.

The agreement regarding Mr. Shampay’s employment agreement was modified as a result of Mr. Shampay moving his residence in late 2004. Mr. Shampay is currently employed pursuant to a Transition Employment Agreement dated March 15, 2005. Such agreement provides that Mr. Shampay will continue to work full time for the Company at his current salary through approximately April 30, 2005. He will then continue to provide services based upon a reduced time commitment for six months at his current salary. At the end of such six months period, Mr. Shampay will serve as a consultant to the Company for six month on an as needed basis in exchange for the Company’s payment of the premiums on his current health, dental, insurance, disability and life insurance benefits for such period.

Although Kaiser’s Board formally terminated our historical annual bonus program, Business Staffing reserves the right, in it’s Board’s sole and absolute discretion, to grant bonuses to its executives officers.

Under the terms of prior employment agreements, each executive officer was to receive severance in an amount equal to one year’s base salary and average bonus, with Mr. Stoddard to receive two year’s annual base salary and average bonus. Beginning in 2000, the severance obligation was split equally between a retention fee and a final severance payment, with the total compensation remaining the same. During 2003, Mr. Stoddard, Mr. Cook and Mr. Verhey were paid retention fees of $595,387, $164,267 and $155,000, respectively, since each remained an employee. Mr. Shampay’s employment agreement did not provide for a retention fee.

If any of the following officers is terminated without cause, including, among other reasons, constructive termination, such officer is entitled to receive cash severance pay as follows:

KAISER VENTURES LLC AND SUBSIDIARIES

•	Mr. Stoddard would receive severance in an amount equal to: (i) one year of his base-salary in effect as of December 31, 2003; (ii) a pro rata portion of his bonus for the current year, if any; (iii) one year of his average annual bonus, determined as described below; and (iv) his base salary for the balance of the initial three-year term of his employment agreement, if any.

•	Mr. Cook would receive severance in an amount equal to: (i) six months of his highest base salary; (ii) a pro rata portion of his bonus for the current year, if any; (iii) one half of his average annual bonus, determined as described below; and (iv) up to 80% of his base salary through December 31, 2007.

•	Mr. Verhey would receive severance in an amount equal to a pro rata portion of his bonus for the current year, if any. Due to the accelerated payment of Mr. Verhey’s final severance payment and the receipt of his retention bonus, once Mr. Verhey’s pro rata share of his bonus, if any, has been paid, he is entitled to no further cash severance compensation.

Under the terms of Mr. Shampay’s Transition Employment Agreement, he will not receive any severance compensation.

The average annual bonus for any officer, would equal the product of (X) the average percentage of base salary of the bonuses granted to such officer over the five years immediately preceding and including 2000 (or such lesser period for which he has participated in the annual bonus program) and (Y) the officer’s highest base salary.

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

Each executive officer can be terminated for “cause.” “Cause” is generally defined as:

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

Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 1, 2005:

KAISER VENTURES LLC AND SUBSIDIARIES

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$303,417
Terry L. Cook	$228,253
James F. Verhey	$139,111
Paul E. Shampay	$122,004

Over the past several years we have had reduced our staffing needs due primarily to the sale of substantial assets and the consummation of the merger creating the present structure as well as the December 31, 2003, termination of the lease for the private prison located at Eagle Mountain.

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2004, the Human Relations Committee consisted of Messrs. Cole (Chairman), Bitonti, and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for us from time-to-time. During 2004, Mr. Fawcett received $60,000 as a base salary. He was not separately compensated for his service on the Board of Managers except that in 2004 he was awarded 2,500 restricted Class A Units along with all other members of the Board of Managers except for Mr. Stoddard. Mr. Fawcett also continues to serve on the Board of Managers of Mine Reclamation, LLC.

MANAGER COMPENSATION

Non-employee managers are paid an annual retainer fee of $15,000 and a meeting fee of $1,000 for each in person meeting and a meeting fee of $750 per telephonic meeting. The chairman of any committee receives an additional annual retainer fee of $2,000 and an additional meeting fee of $500 per committee meeting.

The current Board equity plan provides that each non-management manager shall be granted 2,500 unvested Class A Units of each year, commencing May 31, 2002. In 2004 the Board added Mr. Fawcett to its equity compensation plan. Accordingly, a grant of 2,500 restricted Class A Units was made to Messrs. Bitonti, Cole, Fawcett and Wallach effective July 27, 2004. Each annual grant vests on January 31st of the year following the grant, subject to acceleration upon the occurrence of certain events. Accordingly, the restricted 2,500 Class A Units granted to Messrs. Bitonti, Cole, Fawcett and Wallach on July 31, 2004, fully vested on January 31, 2005.

We do not provide retirement benefits for managers.

Item 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of December 31, 2004), the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units. The table includes the 104,267 Class A Units issued but reserved and not yet distributed to the Class 4A unsecured creditors of KSC because those reserved units are not eligible to vote.

KAISER VENTURES LLC AND SUBSIDIARIES

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	9.5%

First Eagle SOOFN Global Fund. 1345 Avenue of the Americas, 44th Floor New York, New York 10105	365,000	5.3%

Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA)(2) 9786 Sierra Avenue Fontana, CA 92335	656,987	9.5%

Pension Benefit Guaranty Corporation(3) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	5.9%

Willow Creek Capital Partners(4) Willow Creek Offshore Fund 17 E. Sir Francis Drake Blvd., Suite 100 Lakespur, CA 94939	654,900	9.5%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units (excluding the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC).
(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA also had acquired warrants in connection with the purchase by Kaiser of its stock owned by VEBA but such warrants expired in 2004 without being exercised. VEBA’s shares in Kaiser are held in trust by AST Trust Company.
(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. PBGC also acquired warrants in connection with the purchase by Kaiser of its stock owned by PBGC but such warrants expired in 2004 without being exercised. Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to the shares owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.
(4)	For purposes of reporting ownership in this table, the units held by Willow Creek Capital Partners and held by Willow Creek Offshore Fund have been combined.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s (1) managers and manager nominees, (2) named executive officers, and (3) all of its managers and named executive officers as a group, as of March 22, 2005, as well as the number of options exercisable within 60 days of that date.

	Column 1	Column 2	Column 3	Column 4
Name	Class A Units Beneficially Owned, Excluding Options	Class A Units Underlying Options Exercisable Within 60-Days of March 22, 2005	Total # of Class A Units Owned(1)	% of Issued and Outstanding Class A Units(1)
Richard E. Stoddard, CEO, President & Chairman	120,194	62,350	182,544	2.6%
Gerald A. Fawcett, Vice Chairman(2)	100,578	62,000	162,578	2.3%
James F. Verhey, Executive Vice President – Finance & CFO	42,035	45,000	87,035	1.2%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	67,966	45,000	112,966	1.6%
Paul E. Shampay, Vice President - Finance	22,500	0	22,500	*
Ronald E. Bitonti, Manager(3)	18,396	1,500	19,896	*
Todd G. Cole, Manager	25,188	0	25,188	*
Marshall F. Wallach, Manager	28,250	1,500	29,750	*
All officers and managers as a group (8 persons)(1)	425,107	217,350	642,457	9.0%

*	Less than one percent.
(1)	The percentage for each individual is based on the total number if issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC) and was determined as if all the options listed in Column 2 had been exercised by that particular individual. All options are vested.
(2)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.
(3)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 13. EXHIBITS

(a) Exhibits.

The following exhibits are filed as part of this Form 10-KSB.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

3.3	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.4	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Form 10-K Report for the year ended December 31, 2001.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2003, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 10-K for the year ended December 31, 2002.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2002, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q Report for the quarter ended June 30 2002.

10.5.1*	Amendment to Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated December 15, 2004, incorporated by reference from Exhibit 10.1, of Kaiser Ventures LLC’s Form 8-K Report dated December 15, 2004.

10.6*	Transition Employment Agreement between Business Staffing, Inc. and Paul E. Shampay dated as of March 9, 2005, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s 8-K Report dated March 9, 2005.

10.7*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2002, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s 10-Q Report for the quarter ended June 30, 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.8	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.8.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.8.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.9	Settlement Agreement between Kaiser Resources Inc. and California Regional Water Quality Control Board, Santa Ana Region, dated October 21, 1993, incorporated by reference from Exhibit 10.11.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1993.

10.10	Assignment from Kaiser Steel Resources, Inc. to KSC Recovery, Inc., dated December 29, 1989, incorporated by reference from Exhibit 10.20 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1989.

10.11*	Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.12*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

10.13*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.13.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

10.14*	Long Term Transaction Incentive Plan adopted by the Company effective September 19, 2000, incorporated by the reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 2000.

10.15*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.16	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.17	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.18	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18.1	Second Amendment to Members Operating Agreement dated December 1, 2001, filed herewith.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.18.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.19	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.19.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.19.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.20	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.22	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.23	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.23.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.24	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.25	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.26	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.27	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.28	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.29	Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 13, 2000, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.29.1	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 20, 2000, incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.29.2	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated July 27, 2000, incorporated by reference from Exhibit 10.1.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.29.3	Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions among Kaiser Ventures Inc., Kaiser Steel Land Development, Inc. and CCG Ontario, LLC dated August 15, 2000, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Moss Adams LLP Independent Registered Public Accounting Firm.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

99.1	Audit Committee Charter of Kaiser Ventures LLC adopted March 18, 2003 incorporated by reference from Exhibit 99.3 of Kaiser Ventures LLC’s Report on Form 10-K for the year ended December 31, 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

(b) Reports on Form 8-K.

The following Reports on Form 8-K were filed during the fourth quarter of 2004 through the date of this Annual Report on Form 10-KSB.

1.	8-K/A Report dated August 23, 2004, amending 8-K Report filed on August 23, 2004, to include a letter of Ernst & Young LLP dated December 1, 2004, as an exhibit to the original filing.

2.	8-K Report dated December 15, 2004, regarding an amendment to the Employment Agreement of Terry L. Cook.

3.	8-K Report dated January 26, 2005, regarding the termination of Ernst & Young LLP as the Company’s independent registered public accounting firm and the retention of Moss Adams LLP as the Company’s independent registered public accounting firm.

4.	8-K Report dated March 15, 2005 regarding entering into a Transition Employment Agreement with Paul Shampay.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

The Audit Committee terminated Ernst & Young LLP as our independent registered public accounting firm as of January 16, 2005, and appointed Moss Adams LLP as our independent registered public accounting firm.

Moss Adams LLP was appointed as our independent registered public accounting firm for fiscal year 2004 except for the review of the Report on Form 10-QSB for the period ended March 31, 2004, which was reviewed by Ernst & Young LLP.

The Audit Committee has appointed Moss Adams as the Company’s independent registered public accounting firm for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Ernst & Young LLP and Moss Adams LLP for services in fiscal 2004 and 2003 were as follows:

	Moss Adams LLP(1)	Ernst & Young LLP(1)
Fee Category	Fiscal 2004 Fees	Fiscal 2004 Fees		Fiscal 2003 Fees
Audit – Fees	$—	$15,000		$89,000
Audit – Related Fees	$—	$75,000	(2)	$—
Tax Fees	$—	$26,000		$54,000
All Other Fees	$—	$—		$—

Total Fees	$—	$116,000		$143,000

(1)	Audit Committee appointed Moss Adams LLP as our independent registered public accounting firm on January 26, 2005, and on the same date terminated Ernst & Young as our independent registered public accounting firm. Moss Adams LLP reviewed the financial statements for our Report on Form 10-QSB for the second and third quarters of 2004 and conducted the 2004 annual audit. Ernst & Young LLP reviewed the financial statements in our Report on Form 10-QSB for the first quarter of 2004 audit. Moss Adams LLP did not bill us any amount in 2004 since they were appointed as our independent registered public accounting firm on January 26, 2005.
(2)	Fees in connection with the Company’s restating certain financial statements and filing amended reports with the SEC in 2004.

The above Audit Fees are for the respective year’s audit, quarterly reviews and SEC filings, regardless of when the fees were billed. Tax Fees include tax compliance (tax return preparation) and tax advice services. The above Audit-Related Fees, Tax Fees and All Other Fees shown are based upon billings dates, and may relate to the preceding fiscal year. The Audit Committee considered the compatibility of non-audit services by Ernst & Young LLP and Moss Adams LLP, as applicable with the maintenance of that firm’s independence.

The Audit Committee generally approves all engagements of the independent registered accounting firm in advance including approval of the related fees. The Audit Committee approves an annual budget (and may from time to time approve amendments), which specifies projects and the approved levels of fees for each. To the extent that items are not covered in the annual budget or fees exceed the budget, management must have them approved by the Audit Committee or, if necessary between Committee meetings, by the Audit Committee chairman on behalf of the Committee.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2005	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

KAISER VENTURES LLC AND SUBSIDIARIES

(Power of Attorney)

Each person whose signature appears below constitutes and appoints RICHARD E. STODDARD and JAMES F. VERHEY as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

	Signature	Title	Date
1.	Principal Executive Officer

	/s/ Richard E. Stoddard Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	April 14, 2005

2.	Principal Financial and Accounting Officer

	/s/ James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2005
James F. Verhey

KAISER VENTURES LLC AND SUBSIDIARIES

	Signature	Title	Date
4.	Managers

	/s/ Ronald E. Bitonti	Manager	April 14, 2005
Ronald E. Bitonti

	/s/ Todd G. Cole	Manager	April 14, 2005
Todd G. Cole

	/s/ Gerald A. Fawcett	Vice Chairman	April 14, 2005
Gerald A. Fawcett

	/s/ Marshall F. Wallach	Manager	April 14, 2005
Marshall F. Wallach