Form 10QSB
period 2005-03-31
KAISER VENTURES LLC
filed 2005-05-11
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

At May 11, 2005, 6,929,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2004 Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-KSB Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-SB Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Annual Report on Form 10-KSB can also be accessed from the Company’s website at www.kaiserventures.com

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2004 Annual Report on Form 10-KSB since the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-QSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-QSB Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2004 Annual Report on Form 10-KSB for background information and a complete understanding as to material developments concerning the Company.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

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

As of March 31, 2005, we also had cash and cash equivalents, receivables and short-term investments of approximately $13,900,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, with an initial closing currently scheduled to occur in the second quarter of 2005. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below.

KAISER VENTURES LLC AND SUBSIDIARIES

The District has undertaken extensive due diligence on the Landfill Project and is waiting for receipt of several items, including technical corrections to certain rights-of-way. In addition, the parties still need to negotiate the terms of various ancillary agreements such as joint use agreements for access and utilities. As of the date of the filing of this report, the parties agreed to extend the closing date to no later than June 30, 2005. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2004 Annual Report on Form 10-KSB.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections buried under silt while other areas had their rail bed undermined. We have accrued on our balance sheet a total liability of approximately $4,400,000 for the estimated cost of repair. While the Company undertakes, from time to time, the work necessary to maintain and to assist in preserving and protecting the railroad, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

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

In addition to the federal land exchange litigation, the Company, along with the U.S. Department of Interior, the U.S. Bureau of Land Management (“BLM”), the District and Metropolitan Water District of Southern California, received a letter in September 2002 from the Center for Biological Diversity, the Sierra Club, and Citizens for the Chuckwalla Valley and others (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the landfill project. Among other things, it is alleged that that there has been a failure to comply with a biological opinion issued by the U.S. Fish & Wildlife Service and that the BLM has failed to enforce the terms of that biological opinion. In summary, the Complaining Groups are

KAISER VENTURES LLC AND SUBSIDIARIES

demanding enforcement of the biological opinion or revocation by the BLM of the right-of-ways granted for the existing Eagle Mountain railroad and the Eagle Mountain road. The biological opinion contains, among other items, mitigation measures for the desert tortoise which could require substantial expenditures.

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

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as demanded in the September 2002 letter. This letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. The Company appropriately responded to this notice of intent to sue letter and agreed to voluntarily undertake certain measures to alleviate concerns with respect to the desert tortoise. As of the date of the filing of this report, the Complaining Groups have not pursued any further action with respect to their April 8, 2004 letter.

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. It in anticipated that additional funds will need to be raised by MRC prior to a sale of the landfill project. There is no assurance that funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-QSB and discussed in more detail in the Company’s Annual Report on Form 10-KSB for 2004, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there can be no assurance that both parties will continue to extend the closing date. There also can be no assurance that the completed purchase of the competing Mesquite landfill project by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, including reversal of the completed land exchange and the threatened litigation over the Endangered Species Act, all as discussed above. No assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on our current plan to sell the landfill to the District. If we are unable to manage any of these risks or uncertainties, we may not be able to sell the landfill project and the value of our Class A Units could be materially reduced.

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

During the first quarter of 2005, West Valley MRF processed approximately 20,000 tons of municipal solid waste per week.

During the first quarter of 2005, we received a total of $500,000 in cash distributions from the West Valley MRF.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”) that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although our efforts are continuing, as of the date of this Form 10-QSB we have not had any success in finding a replacement tenant.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the Company’s share of income related to its investment in the West Valley MRF that is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. During the fourth quarter of 2004 the Eagle Mountain Townsite operations were mothballed.

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

KAISER VENTURES LLC AND SUBSIDIARIES

OF OPERATIONS - BUSINESS UPDATE” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2005 and 2004

An analysis of the significant components of the Company’s resource revenues for the quarters ended March 31, 2005 and 2004 follows:

	2005	2004	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in West Valley MRF, LLC	$380,000	$505,000	(25%)
Gain on Mill Site land sales	—	27,000	(100%)

Total ongoing operations	380,000	532,000	(29%)

Interim Activities (net)
Eagle Mountain	(152,000)	(212,000)	28%

Total resource revenues	$228,000	$320,000	(29%)

Resource Revenues. Total resource revenues for the first quarter of 2005 were $228,000, compared to $320,000 for 2004. Revenues from ongoing operations decreased 29% for the quarter to $380,000 from $532,000 in 2004, while interim activities (net of related expenses) declined to a net loss of $152,000 from a net loss of $212,000 in 2004.

Ongoing Operations. Income from the Company’s equity method investment decreased by $125,000 to $380,000 due to lower equity income from the West Valley MRF during the first quarter of 2005 compared to the same period in 2004. This decrease in equity income in the West Valley MRF is mainly due to flat net revenue from transfer and greenwaste tonnage and recyclable sales reduced by increasing costs in the areas of: staffing expenses ($56,000); increased repair and maintenance expenses ($85,000); and increased general and administration expenses ($34,000) being partially offset by a decrease in depreciation and amortization expense ($57,000).

Gain on Mill Site land sales. The Company recognized gains of $27,000 during the first quarter of 2004 from the sales of certain Mill Site parcels that closed in 1997 and 1999. During the fourth quarter of 2004, the Company’s notes receivable from these two sales were collected in full.

Interim Activities (net). Interim activities net of expenses for the first quarter of 2005 was a net loss of $152,000 compared to a net loss of $212,000 for the same period in 2004. This decline in interim activities (net) was due to the shut down of the Eagle Mountain Townsite operations in the fall of 2004. As a result, both revenues and expenses declined from the same period in 2004 by $31,000 and $91,000, respectively.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the first quarters of both 2005 and 2004 were $80,000. This expense is the amortization associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2005 decreased 30% to $448,000 from $640,000 for the same period in 2004. The

KAISER VENTURES LLC AND SUBSIDIARIES

decrease is mainly due to a decrease in the 2004 severance expense recorded for certain Eagle Mountain employees ($162,000) and an increase in salary reimbursements from WVMRF ($30,000).

Net Interest and Investment Income. Net interest and investment income for the first quarter of 2005 was $65,000 compared to $78,000 in the same period in 2004. The change was due to a decrease in interest and investment income ($13,000) relating to lower cash and investment balances.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $235,000 in the first quarter of 2005 versus a pre-tax loss of $322,000 for the same period in 2004. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a small gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for the first quarters of both 2005 and 2004.

Net Income. For first quarter of 2005, the Company reported a net loss of $237,000, or $0.03 per unit, versus a net loss of $324,000, or $0.05 per unit, reported for the same period in 2004.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $269,000 to $3,866,000 at March 31, 2005 from $4,135,000 at December 31, 2004. Included in cash and cash equivalents is $2,115,000 and $2,286,000 held solely for the benefit of MRC at March 31, 2005 and December 31, 2004, respectively. The decrease in cash and cash equivalents is primarily due to: (a) cash operating expenses of $383,000 (corporate general and administrative expenses net of interest and investment income); (b) the payment of year end accruals and income taxes of $194,000; (c) cash spent on interim operations at Eagle Mountain of $133,000; (d) capitalized landfill expenditures of $124,000; (e) dividend reinvestments of $49,000. These cash uses were partially offset by a cash distribution from the West Valley MRF of $500,000 and the collection of notes and accounts receivable of $133,000.

Working Capital. During the first quarter of 2005, current assets decreased $419,000 to $15.1 million, while current liabilities decreased $164,000 to $2.4 million. The decrease in current assets resulted primarily from the decrease of $75,000 in restricted cash, a $27,000 decrease in accounts receivable and other (net) and a decrease of $269,000 in cash and cash equivalents discussed above. The decrease in current liabilities is mainly due to the decrease of $48,000 in accounts payable and a $75,000 decrease in conversion distribution payable. Included in current liabilities, as of March 31, 2005, is $21,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first three months of 2005 by $255,000 to $12.7 million at March 31, 2005.

Accounts Receivable and Other (net). During 2005, accounts receivable and other (net) decreased by $27,000 primarily as a result of the amortization of prepaid insurance and the collection of accounts receivable.

Short-Term Investments. During 2005, short-term investments decreased $34,000, as a result of a decrease in the market value of bond mutual funds ($83,000); being partially offset by the additional investment in bond mutual funds ($49,000). At March 31, 2005, the Company had $9.6 million of its excess cash reserves invested in bond mutual funds. Based on the liquidity of these investments, the entire amount was classified as a current asset.

KAISER VENTURES LLC AND SUBSIDIARIES

Investments. There was a $120,000 decrease in the Company’s investment in the West Valley MRF during the first three months of 2005 resulting from the receipt of cash distributions totaling $500,000, being mostly offset by Company’s recording of $380,000 from its equity share of income during the period. Our investment in the Eagle Mountain Landfill increased $124,000 during the first three months of 2005 due to continuing landfill development activities.

Other Assets. The decrease in other assets of $73,000 is the primarily the result of the amortization of the environmental insurance policy of $80,000, a decrease in notes receivable due to the receipt of recurring payments of $57,000, and an increase in accumulated depreciation as of March 31, 2005 of $16,000. These decreases were partially offset by an increase in deferred income tax assets of $80,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2005, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of March 31, 2005, the Company has recorded $5,179,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As disclosed in the Notes to the 2004 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have generated substantial value from certain of our projects that we no longer own. Certain of these projects and investments, such as our 50% equity ownership of the West Valley MRF, are essentially complete and we have been recognizing significant revenues and income from them. We

KAISER VENTURES LLC AND SUBSIDIARIES

continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project – Sale of Landfill Project.” In August 2000, MRC entered into the Landfill Project Sale Agreement with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District.

Upon closing of the sale of the landfill project, and as a result of the re-permitting of the District’s Puente Hills landfill, the full $41 million purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report on Form 10-QSB, the only litigation contingency is the federal litigation challenging the completed federal land exchange. Although closing has not occurred, interest began to accrue on $39,000,000 of the purchase price in May 2001, and will be paid out to MRC on a quarterly basis beginning with a successful outcome of the federal litigation regarding the land exchange with the BLM at the Federal District Court level for a period of up to four years but interest will continue to accrue until the final closing.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation related to that project. Although the closing with the District is currently scheduled to occur during 2005, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project - Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

•	To sell our remaining miscellaneous assets such as surplus property in Southern California; and

•	To reduce our general and administrative expenses as appropriate.

Item 3.	CONTROLS AND PROCEDURES

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,866,000	$4,135,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000 in 2005 and 2004	180,000	207,000
Short-term investments	9,600,000	9,634,000
Note receivable	278,000	292,000
Restricted cash held for conversion distribution	1,190,000	1,265,000

	15,114,000	15,533,000

Eagle Mountain Landfill Investment	29,809,000	29,685,000

Investment in West Valley MRF	4,111,000	4,231,000

Land	2,503,000	2,503,000

Other Assets
Notes receivable	—	57,000
Deferred income tax asset	80,000	—
Unamortized environmental insurance premium	2,600,000	2,680,000
Buildings and equipment (net)	531,000	547,000

	3,211,000	3,284,000

Total Assets	$54,748,000	$55,236,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$117,000	$165,000
Conversion distribution payable	1,190,000	1,265,000
Accrued liabilities	903,000	944,000
Current portion of MRC accrual for casualty loss	169,000	169,000

	2,379,000	2,543,000

Long-term Liabilities
Accrued liabilities	250,000	250,000
Accrual for MRC casualty loss	4,195,000	4,195,000
Environmental remediation reserve	2,419,000	2,423,000

	6,864,000	6,868,000

Total Liabilities	9,243,000	9,411,000

Minority Interest	5,179,000	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,929,299	40,622,000	40,859,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(296,000)	(213,000)

Total Members’ Equity	40,326,000	40,646,000

Total Liabilities and Members’ Equity	$54,748,000	$55,236,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2005	2004
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	$380,000	$505,000
Gain on Mill Site land sales	—	27,000

Total ongoing operations	380,000	532,000
Interim Activities, net loss	(152,000)	(212,000)

Total resource revenues	228,000	320,000
Resource Operating Costs
Environmental insurance premium amortization	80,000	80,000

Income from Resources	148,000	240,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding severance expense	448,000	478,000
Severance expense	—	162,000

	448,000	640,000
Loss from Operations	(300,000)	(400,000)
Net interest and investment income	65,000	78,000

Loss before Income Tax Provision	(235,000)	(322,000)
Income tax provision	2,000	2,000

Net Loss	$(237,000)	$(324,000)

Basic Loss Per Unit	$(0.03)	$(0.05)

Diluted Loss Per Unit	$(0.03)	$(0.05)

Basic Weighted Average Number of Units Outstanding	6,930,000	6,920,000
Diluted Weighted Average Number of Units Outstanding	6,930,000	6,920,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net loss	$(237,000)	$(324,000)
Income from equity method investment	(380,000)	(505,000)
Depreciation and amortization	96,000	127,000
Mill Site land sale deferred gain realized	—	(27,000)
Changes in assets:
Receivables and other	27,000	96,000
Deferred income tax asset	(80,000)	—
Insurance receivables	—	1,476,000
Changes in liabilities:
Current liabilities	(89,000)	56,000
Litigation accrual	—	(1,250,000)

Net cash flows from operating activities	(663,000)	(351,000)

Cash Flows from Investing Activities
Minority interest	—	71,000
Distribution from West Valley MRF	500,000	500,000
Purchase of investments	(49,000)	(34,000)
Note receivable collections	71,000	92,000
Capitalized landfill expenditures	(124,000)	(132,000)
Environmental remediation expenditures	(4,000)	(2,000)

Net cash flows from investing activities	394,000	495,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent	(75,000)	—
Decrease (increase) in restricted cash for conversion distribution	75,000	—

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	(269,000)	144,000
Cash and Cash Equivalents at Beginning of Year	4,135,000	3,562,000

Cash and Cash Equivalents at End of Quarter	$3,866,000	$3,706,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Three Months Ended March 31, 2005

(Unaudited)

	Class A		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount
Balance at December 31, 2004	6,929,299	$40,859,000	$(213,000)	$40,646,000

Net loss	—	(237,000)	—	(237,000)
Comprehensive income, change in net unrealized gain on investments	—	—	(83,000)	(83,000)

Comprehensive loss				(320,000)

Balance at March 31, 2005	6,929,299	$40,622,000	$(296,000)	$40,326,000

At March 31, 2005 and December 31, 2004, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (“the Company”) as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2005, and results of operations and cash flows for the three month periods ended March 31, 2005 and 2004.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2005, the Company considered all of its short term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 3 for additional information relating to the classification of investments.

Stock Based Compensation. At March 31, 2005, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the three months ended March 31, 2005 and 2004, there would have been no effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2005 and December 31, 2004 the Company had investments in bond mutual funds which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2005 and December 31, 2004:

AVAILABLE-FOR-SALE SECURITIES	MARCH 31, 2005	DECEMBER 31, 2004
Bond funds	$9,600,000	$9,634,000

As of March 31, 2005, the Company’s “available for sale” securities had an unrealized net loss of $296,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity on two bond funds. As of December 31, 2004, the Company’s “available for sale” securities had an unrealized net loss of $213,000 that was included in “other comprehensive income (loss)”, a component of Member’s Equity on two bond funds. The unrealized losses on the two bond funds arose during July 2003. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary.

Note 4. INVESTMENT IN WEST VALLEY MRF, LLC

Effective June 19, 1997, Kaiser Recycling Corporation (“KRC”) (now Kaiser Recycling, LLC) and West Valley Recycling & Transfer, Inc. (“WVRT”), a subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”), which

KAISER VENTURES LLC AND SUBSIDIARIES

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	February 28, 2005	November 30, 2004
Balance Sheet Information:
Current Assets	$7,465,000	$8,712,000
Property and Equipment (net)	15,327,000	15,352,000
Other Assets	301,000	318,000

Total Assets	$23,093,000	$24,382,000

Current Liabilities	$5,762,000	$5,311,000
CPCFA Bonds Payable – long term portion	10,870,000	10,870,000
Members’ Equity	6,461,000	8,201,000

Total Liabilities and Members’ Equity	$23,093,000	$24,382,000

	2005	2004
Income Statement Information:
For the three months ended February 28
Net Revenues	$3,213,000	$3,205,000
Gross Profit	$1,077,000	$1,312,000
Net Income	$760,000	$1,010,000

The Company recognized equity income from the West Valley MRF of $380,000 and $505,000 for the first three months of 2005 and 2004, respectively. The Company received cash distributions of $500,000 during the first three months of both 2005 and 2004 from its investment in the West Valley MRF.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2005, concluded that no

KAISER VENTURES LLC AND SUBSIDIARIES

impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

As of March 31, 2005, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. It in anticipated that additional funds will need to be raised by MRC prior to a sale of the landfill project. There is no assurance that funding can be obtained or that it can be obtained on acceptable terms.

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-KSB for 2004, the Company is engaged in certain claims and litigation. As of the date of the filing of this report, there have been no material developments in any legal proceeding.

Item 2.	CHANGES IN SECURITIES

Not applicable.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

The Company qualifies as a “small business issuer” under applicable rules and regulations of the Securities and Exchange Commission.

The Company’s next meeting of members is scheduled to be held in the fourth quarter of 2005.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31.1 -	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 31.2 -	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32 -	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

B.	Reports on Form 8-K

None.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2005	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer