Form 10QSB
period 2005-06-30
KAISER VENTURES LLC
filed 2005-08-11
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

At August 8, 2005, 6,939,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2004 Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-KSB Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-KSB Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Annual Report on Form 10-KSB can also be accessed from the Company’s website at www.kaiserventures.com

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2004 Annual Report on Form 10-KSB and the Company Report on Form 10-QSB for the quarter ended March 31, 2005, since the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2004 Annual Report on Form 10-KSB and the Company’s Report on Form 10-QSB for the period ended March 31, 2005, for background information and a complete understanding as to material developments concerning the Company.

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

As of June 30, 2005, we also had cash and cash equivalents, receivables and short-term investments of approximately $12,800,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, with an initial closing currently scheduled to occur in the third quarter of 2005. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below.

The District has undertaken extensive due diligence on the Landfill Project and is waiting for receipt of several items, including technical corrections to certain rights-of-way. In addition, the parties still need to negotiate the terms of various ancillary agreements such as joint use agreements for access and utilities. As of the date of the filing of this report, the parties agreed to extend the closing date to no later than September 30, 2005.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections buried under silt while other areas had their rail bed undermined. We have accrued on our balance sheet a total liability of approximately $4,400,000 or the estimated cost of repair. While the Company undertakes, from time to time, the work necessary to maintain and to assist in preserving and protecting the railroad, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in Federal District Court located in Riverside County challenging the completed federal land exchange and requesting its reversal. To date, no immediate injunctive relief has been sought. All the scheduled briefs for the litigation were filed in January 2003 and as of the date of this Report we are still waiting for a ruling from the court. We understand that the judge currently assigned to the cases is planning to retire by the end of 2005. We do not know what impact the judge’s retirement may have on the timing of obtaining a decision in the case.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

During the second quarter of 2005, West Valley MRF processed approximately 20,000 tons of municipal solid waste per week.

Through the second calendar quarter of 2005, we received a total of $500,000 in cash distributions from the West Valley MRF.

KAISER VENTURES LLC AND SUBSIDIARIES

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to Management Training Corporation (“MTC”) that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003—2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, as of the date of this Form 10-QSB we have not had any success.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the Company’s share of income related to its investment in the West Valley MRF that is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim revenue activities now include housing rental income, aggregate and rock sales and lease payments for the prison facility at the Eagle Mountain Townsite. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. During the fourth quarter of 2004 the Eagle Mountain Townsite operations were mothballed due to the termination of the prison facility lease.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2005 and 2004

An analysis of the significant components of the Company’s resource revenues for the quarters ended June 30, 2005 and 2004 follows:

	2005	2004	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in West Valley MRF, LLC	$608,000	$627,000	(3%)
Gain on Mill Site land sales	—	27,000	n/a

Total ongoing operations	608,000	654,000	(7%)

Interim Activities (net)
Eagle Mountain	(249,000)	(175,000)	(43%)

Total resource revenues	$359,000	$479,000	(25%)

KAISER VENTURES LLC AND SUBSIDIARIES

Resource Revenues. Total resource revenues for the second quarter of 2005 were $359,000, compared to $479,000 for 2004. Revenues from ongoing operations decreased 7% for the quarter to $608,000 from $654,000 in 2004, while interim activities (net of related expenses) decreased to a net loss of $249,000 from a net loss of $175,000 for the same period in 2004.

Ongoing Operations. Income from the Company’s equity method investment decreased by $19,000 to $608,000 due to lower equity income from the West Valley MRF during the second quarter of 2005 compared to the same period in 2004. This decrease in equity income in the West Valley MRF is primarily due to increased operator expenses related to labor ($46,000), maintenance ($35,000), general & administrative ($27,000) expenses and additional interest expense ($40,000), which were partially offset by decreased depreciation expense ($108,000). These increased expenses are related to revised labor contracts, an aging trailer fleet and increased interest rates as compared to the same period in 2004.

Gain on Mill Site land sales. The Company recognized a gain of $27,000 during the second quarter of 2004 from the sales of certain Mill Site property parcels that closed in 1997 and 1999. During the fourth quarter of 2004, the Company’s notes receivable from this sale were collected in full.

Interim Activities (net). Interim activities net of expenses for the second quarter of 2005 was a net loss of $249,000 compared to a net loss of $175,000 for the same period in 2004. This increase in net loss for interim activities was due to the shut down of Eagle Mountain Townsite operations in the fall of 2004. As a result, revenues are down by $50,000 while expenses have increased by $25,000 from the same period in 2004 due to the use of outside consultants to investigate possible profitable uses of the remaining Eagle Mountain property.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the second quarters of 2005 and 2004 were both $80,000 due to the amortization expense associated with the Company’s insurance policy that covers environmental matters.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2005 increased by 39% to $869,000 from $626,000 for the same period in 2004. This increase is primarily due to the recognition of $319,000 in legal expenses related to a litigation for which we have filed a claim with our insurance carrier. The Company has incurred $563,000 in legal expenses related to this litigation through June 30, 2005. The Company has requested that the insurance company, which provides managers’ and officers’ insurance coverage, reimburse it for $413,000 of such amount, which is the amount incurred by the Company through June 30, 2005, in excess of its $150,000 retention for the matter. Since the insurance company has not yet agreed to reimburse the Company for such expense, the Company has recorded the entire amount as an expense and will continue to records these litigation costs as an expense until the insurance company agrees to reimburse the Company for such legal expenses.

Net Interest and Investment Income. Net interest and investment income for the second quarter of 2005 was $55,000 compared to $76,000 during the same period in 2004. The change represents a decrease in interest income ($20,000), an increase in dividend income ($23,000) and a realized loss on the sale of investments ($25,000), which was a cumulative unrealized loss previously held in comprehensive income (loss), related to a sale of investments for $1,016,000.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $536,000 in the second quarter of 2005 versus a pre-tax loss of $151,000 for the same period in 2004. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a small gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $1,000 for the second quarter of 2005, versus $2,000 for the same period in 2004.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Income. For second quarter of 2005, the Company reported a net loss of $537,000, or $0.08 per unit, versus a net loss of $153,000, or $0.02 per unit, reported for the same period in 2004.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2005 and 2004

An analysis of the significant components of the Company’s resource revenues for the six months ended June 30, 2005 and 2004 follows:

	2005	2004	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$988,000	$1,132,000	(13%)
Gain on Mill Site land sales	—	53,000	n/a

Total ongoing operations	988,000	1,185,000	(17%)

Interim Activities (net)	(401,000)	(386,000)	(4%)

Total resource revenues	$587,000	$799,000	(27%)

Resource Revenues. Total resource revenues for the first six months of 2005 were $587,000, compared to $799,000 for 2004. Revenues from ongoing operations decreased 17% for the six months to $988,000 from $1,185,000 in 2004, while interim activities (net of related expenses) declined to a net loss of $401,000 from a net loss of $386,000 in 2004.

Ongoing Operations. Income from the Company’s equity method investment decreased by $144,000 to $988,000 as a result of lower equity income from the West Valley MRF during the first six months of 2005 compared to the same period in 2004. This decrease in equity income in the West Valley MRF is mainly due to increases in payroll and related expenses ($158,000), repairs and maintenance expenses ($206,000) and interest expense ($40,000) being partially offset by a decrease in depreciation and amortization expenses ($222,000). Net revenues were the same in both periods.

Gain on Mill Site land sales. The Company recognized gains of $53,000 during the first six months of 2004 and 2003 from the sales of certain Mill Site property parcels that closed in 1997 and 1999. During the fourth quarter of 2004, the Company’s notes receivable from this sale was collected in full.

Interim Activities (net). Interim activities, net of expenses, for the first six months of 2005 was a net loss of $401,000 compared to a net loss of $386,000 for the same period in 2004. This increase in the net loss for interim activities was due to the shut down of Eagle Mountain Townsite operations in the fall of 2004. As a result, revenues are down by $50,000 while expenses have decreased by only $35,000 from the same period in 2004 due to the use of outside consultants to investigate possible profitable uses of the remaining Eagle Mountain property.

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the six months of 2005 and 2004 were both $160,000 due to the amortization expense associated with the Company’s environmental insurance policy.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2005 increased by 19% to $1,318,000 from $1,104,000 for the same period in 2004. This increase is primarily due to the recognition of $319,000 in legal expenses related to a litigation for which we have filed a claim with our insurance carrier. The Company has incurred $563,000 in legal expenses related to this litigation through June 30, 2005. The Company has requested that the insurance company issuing its managers’ and officers’ policy reimburse it for $413,000 of such amount, which is the amount incurred by the Company through June 30, 2005, in excess of its $150,000 retention for the matter. The Company has recorded the entire

KAISER VENTURES LLC AND SUBSIDIARIES

amount as an expense and will continue to record these litigation costs as an expense until the insurance company agrees to reimburse the Company for such legal expenses.

Net Interest and Investment Income. Net interest and investment income for the first six months of 2005 was $120,000 compared to $155,000 in the same period in 2004. The change represents a decrease in interest income ($43,000), a increase in investment income ($32,000) and a realized loss on the sale of investments ($25,000), which was a cumulative unrealized loss previously held in comprehensive income (loss), related to a sale of investments for $1,016,000.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $771,000 in the first six months of 2005 versus a pre-tax loss of $472,000 for the same period in 2004. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $3,000 for the first six months of 2005, versus $4,000 for the same period in 2004.

Net Loss. For the first six months of 2005, the Company reported a net loss of $774,000, or $0.11 per unit, versus a net loss of $476,000, or $0.07 per unit, reported for the same period in 2004.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $856,000 to $3,279,000 at June 30, 2005 from $4,135,000 at December 31, 2004. Included in cash and cash equivalents is $2,000,000 and $2,286,000 held solely for the benefit of MRC at June 30, 2005 and December 31, 2004, respectively. The decrease in cash and cash equivalents is primarily due: (a) to an operating loss on interim activities of $401,000; (b) cash operating expenses of $1,198,000 (corporate general administrative expenses net of interest and investment income); (c) an increase in non-cash working capital of $575,000; (d) the purchase of investments of $114,000; and (e) capitalized landfill expenditures of $277,000. These cash uses were partially offset by: (a) cash distributions from the West Valley MRF of $500,000; (b) the collection of notes and accounts receivable of $131,000; and (c) proceeds from the sale of investments of $1,016,000.

Working Capital. During the first six months of 2005, current assets decreased $1,591,000 to $13.9 million, while current liabilities decreased $403,000 to $2.1 million. The decrease in current assets resulted primarily from the decrease of $75,000 in restricted cash, a $74,000 decrease in accounts receivable and other (net), a decrease in short term investments of $860,000 and the decrease of $856,000 in cash and cash equivalents discussed above. The decrease in current liabilities is mainly due to a decrease of $318,000 in accrued liabilities and a $75,000 decrease in conversion distribution payable. Included in current liabilities, as of June 30, 2005, is $178,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first six months of 2005 by $1.2 million to $11.8 million at June 30, 2005.

Accounts Receivable and Other (net). During 2005, accounts receivable and other (net) increased by $274,000 primarily as a result of an insurance commission litigation settlement reached with and due from Marsh & McLennan related to actions filed by the New York Attorney General and Superintendent of Insurance ($123,000) and the prepayment of insurance coverage ($126,000) for the next twelve months.

Short-Term Investments. During 2005, short-term investments decreased $860,000, which is the result of a sale of mutual funds ($1,016,000), partially offset by an unrealized comprehensive income ($42,000) and additional reinvestment in bond mutual funds ($114,000). At June 30, 2005, the Company had $8.8 million of its excess cash reserves invested in bond mutual funds. Based on the liquidity of these investments, the entire amount was classified as a current asset.

KAISER VENTURES LLC AND SUBSIDIARIES

Investments. The Company’s recording of $988,000 related to its equity share of income from the investment in the West Valley MTF, for the first six months of the year was partially offset by the receipt of cash distributions totaling $500,000 resulting in a $488,000 increase in our investment. Our investment in the Eagle Mountain Landfill increased $276,000 during the first six months of 2005 due to continuing landfill development activities.

Other Assets. The decrease in other assets of $274,000 is the primarily the result of: (a) the amortization of the environmental insurance policy of $160,000 coupled with the recording of a premium refund of $105,000 related to the Marsh & McLennan settlement discussed in note 2 to these financial statements; (b) a decrease in notes receivable due to the receipt of recurring payments of $57,000; and (c) an increase in accumulated depreciation as of June 30, 2005 of $32,000. These decreases were partially offset by an increase in deferred income tax assets of $80,000.

Current Liabilities. During the first six months of 2005 the current liabilities decreased by $402,000. This is primarily the result of a decrease in accruals for audit expenses ($170,000), employee related accruals ($165,000) and a decrease in conversion distribution payable ($75,000).

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2005, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of June 30, 2005, the Company has recorded $5,179,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. As disclosed in the Notes to the 2004 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

KAISER VENTURES LLC AND SUBSIDIARIES

component of members’ equity. In addition, realized gains or losses, and interest income or dividends are reflected in the statement of operations.

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest.

Landfill Permitting and Development. Through its 82.48% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental.

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

KAISER VENTURES LLC AND SUBSIDIARIES

In 2001, the West Valley MRF expanded the capacity of its facility from 2,000 to 5,000 tons per day. The expansion enlarged the processing facility by an additional 80,000 square feet and provided for additional materials recovery sorting capacity. Due to the success of the West Valley MRF, the West Valley MRF is currently evaluating the possible modification of its permits to allow for the processing of up to 7,500 tons per day of solid municipal and green waste.

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

Corporate Overhead. As have divested our assets, we have reduced corporate staffing and overhead to reflect the reduced requirements of our remaining operations and projects. It is unlikely that there will be any additional staffing reductions in the near future.

Capital Resources. Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales will be sufficient to satisfy the Company’s projected operating cash requirements for the next 3-4 years.

KAISER VENTURES LLC AND SUBSIDIARIES

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset. Our current plans, which are periodically reviewed, include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation related to that project. Although the closing with the District is currently scheduled to occur during 2005, this sale is subject to the satisfaction of numerous conditions, and, as a result, we cannot be sure when or if this sale will ultimately close. If the sale transaction is completed, we do not expect to receive any substantial cash from the sale until the related litigation matters are resolved, which may be several years. See “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project - Sale of Landfill Project”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

•	To sell our remaining miscellaneous assets such as surplus property located at or near the Eagle Mountain Site including the sale or lease of the prison facility at Eagle Mountain

•	To explore possible opportunities for the sale of rock from the Eagle Mountain Site; and

•	To reduce our general and administrative expenses as appropriate.

Item 3.	CONTROLS AND PROCEDURES

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,279,000	$4,135,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	481,000	207,000
Short-term investments	8,774,000	9,634,000
Notes receivable	218,000	292,000
Restricted cash held for conversion distribution	1,190,000	1,265,000

	13,942,000	15,533,000

Eagle Mountain Landfill Investment	29,962,000	29,685,000

Investment in West Valley MRF	4,718,000	4,231,000

Land	2,503,000	2,503,000

Other Assets
Notes receivable	—	57,000
Deferred income tax asset	80,000	—
Unamortized environmental insurance premium	2,414,000	2,680,000
Buildings and equipment (net)	516,000	547,000

	3,010,000	3,284,000

Total Assets	$54,135,000	$55,236,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$171,000	$165,000
Conversion distribution payable	1,190,000	1,265,000
Accrued liabilities	606,000	944,000
Current portion of MRC accrual for casualty loss	174,000	169,000

	2,141,000	2,543,000

Long-term Liabilities
Accrued liabilities	250,000	250,000
Accrual for MRC casualty loss	4,195,000	4,195,000
Environmental remediation reserve	2,418,000	2,423,000

	6,863,000	6,868,000

Total Liabilities	9,004,000	9,411,000

Minority Interest	5,179,000	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,939,299	40,099,000	40,859,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(147,000)	(213,000)

Total Members’ Equity	39,952,000	40,646,000

Total Liabilities and Members’ Equity	$54,135,000	$55,236,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$608,000	$627,000	$988,000	$1,132,000
Gain on Mill Site land sales	—	27,000	—	53,000

Total ongoing operations	608,000	654,000	988,000	1,185,000
Interim Activities Net Loss	(249,000)	(175,000)	(401,000)	(386,000)

Total resource revenues	359,000	479,000	587,000	799,000

Resource Operating Costs
Environmental insurance premium amortization	80,000	80,000	160,000	160,000

Income from Resources	279,000	399,000	427,000	639,000
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding severance and employee retention expenses	869,000	626,000	1,318,000	1,104,000
Severance expense	—	—	—	162,000

	869,000	626,000	1,318,000	1,266,000

Loss from Operations	(591,000)	(227,000)	(891,000)	(627,000)
Net interest and investment income	(55,000)	(76,000)	(120,000)	(155,000)

Loss before Income Tax Provision	(536,000)	(151,000)	(771,000)	(472,000)
Income tax provision	1,000	2,000	4,000	4,000

Net Loss	$(537,000)	$(153,000)	$(775,000)	$(476,000)

Basic Loss Per Unit	$(0.08)	$(0.02)	$(0.11)	$(0.07)

Diluted Loss Per Unit	$(0.08)	$(0.02)	$(0.11)	$(0.07)

Basic Weighted Average Number of Units Outstanding	6,933,000	6,920,000	6,931,000	6,920,000
Diluted Weighted Average Number of Units Outstanding	6,933,000	6,920,000	6,931,000	6,920,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net loss	$(775,000)	$(476,000)
Income from equity method investments	(988,000)	(1,132,000)
Depreciation and amortization	192,000	251,000
Realized loss on sale of investments	24,000	—
Mill Site land sale deferred gain realized	—	(53,000)
Issuance of Class A Units	15,000	—
Changes in assets:
Receivables and other	(168,000)	(170,000)
Deferred income tax asset	(80,000)	—
Insurance receivables	—	1,495,000
Changes in liabilities:
Current liabilities	(327,000)	52,000
Litigation accrual	—	(1,250,000)

Net cash flows from operating activities	(2,107,000)	(1,283,000)

Cash Flows from Investing Activities
Minority interest	—	77,000
Distribution from West Valley MRF	500,000	1,000,000
Purchase of investments	(114,000)	(70,000)
Maturities of investments.	1,016,000	—
Note receivable collections	131,000	185,000
Capitalized landfill expenditures	(277,000)	(403,000)
Environmental remediation expenditures	(5,000)	(11,000)

Net cash flows from investing activities	1,251,000	778,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent	(75,000)	(75,000)
Decrease (increase) in restricted cash for conversion distribution	75,000	75,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	(856,000)	(505,000)
Cash and Cash Equivalents at Beginning of Year	4,135,000	3,562,000

Cash and Cash Equivalents at End of Quarter	$3,279,000	$3,057,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Six Months Ended June 30, 2005

(Unaudited)

	Class A		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount
Balance at December 31, 2004	6,929,299	$40,859,000	$(213,000)	$40,646,000
Net loss	—	(775,000)	—	(775,000)
Comprehensive income, change in net unrealized gain (loss) on investments	—	—	66,000	66,000

Comprehensive loss				(709,000)

Issuance of Class A Units	10,000	15,000	—	15,000

Balance at June 30, 2005	6,939,299	$40,099,000	$(147,000)	$39,952,000

At June 30, 2005 and December 31, 2004, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (“the Company”) as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2005, and results of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2005, the Company considered all of its short term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 3 for additional information relating to the classification of investments.

Stock Based Compensation. At June 30, 2005, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the six months ended June 30, 2005 and 2004, there would have been no effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

Class B, C and D Units. The Company has outstanding Class B, C and D which are reflected on the Company’s Balance Sheet as equity securities that were designed and implemented to replicate the cash distributions the holders of such units would have received under certain former long-term transaction incentive plans. These former plans provided for bonus payments as a result of the sale of certain assets at prices above certain minimum threshold requirements. Even though the Class B, C and D Units are classified as equity securities, the Company will account for any future distributions on the Class B, C and D Units by recording

KAISER VENTURES LLC AND SUBSIDIARIES

compensation expense for the full amount of the distribution at the time a distribution become probable and estimateable.

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

In June 2005, the Company was notified that it was to receive a refund of a portion of the cost of the policy relating to other commissions. The refund, totaling $106,000, will be recorded as a reduction in the cost of the policy and the future amortization of the policy cost will be adjusted accordingly as described below.

The Company’s original $3.8 million premium for the prospective insurance policy was capitalized as a long-term asset and was being amortized on a straight-line basis over the twelve (12) year term of the policy; approximately $80,000 per quarter or $320,000 per year. After recording the refund described above the quarterly amortization will be approximately $78,000 per quarter or $312,000 per year. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Generally, unless previously accrued, the liability and the receivable relating to claims covered by this policy should occur in the same accounting period, thereby having no adverse or beneficial impact on the Company’s operating results for that accounting period.

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2005 and December 31, 2004 the Company had investments in bond mutual funds which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

KAISER VENTURES LLC AND SUBSIDIARIES

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2005 and December 31, 2004:

AVAILABLE-FOR-SALE SECURITIES	JUNE 30, 2005	DECEMBER 31, 2004
Bond funds	$8,774,000	$9,634,000

During the quarter ended June 30, 2005 the Company sold 100,000 units of its investment in PIMCO Low Duration Fund A, for $10.16 each or $1,016,000,000. The original value of these units was established at $10.40 each on June 30, 2003, when they were reclassified from “Trading” to “Available for Sale”. The last time the investment was “marked to market” was April 30th 2005 at a value of $10.15 each. Therefore, a net realized loss of $24,000 was recorded on the sale of these units, related to the change in value from $10.40 to $10.15 plus the sale at $10.16. As a result of June 30, 2005, the Company’s “available for sale” securities had an unrealized net loss of $147,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity on two bond funds.

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

Most of the financing for the construction of the West Valley MRF of approximately $22,000,000, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC. West Valley MRF, LLC also has established a $1.0 million equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	May 31, 2005	November 30, 2004
Balance Sheet Information:
Current Assets	$8,238,000	$8,712,000
Property and Equipment (net)	15,122,000	15,352,000
Other Assets	349,000	318,000

Total Assets	$23,709,000	$24,382,000

Current Liabilities	$5,162,000	$5,311,000
CPCFA Bonds Payable – long term portion	10,870,000	10,870,000
Members’ Equity	7,677,000	8,201,000

Total Liabilities and Members’ Equity	$23,709,000	$24,382,000

	2005	2004
Income Statement Information:
For the six months ended May 31
Net Revenues	$6,836,000	$6,789,000
Gross Profit	$2,631,000	$2,843,000
Net Income	$1,976,000	$2,265,000

The Company recognized equity income from the West Valley MRF of $988,000 and $1,132,000 for the six month period ended June 30th of 2005 and 2004, respectively. The Company received cash distributions of $500,000 and $1,000,000 during the first six months ended June 30th of both 2005 and 2004, respectively from its investment in the West Valley MRF. In addition, during December 2004, the Company received cash distribution of $750,000 from its investment in the West Valley MRF.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2005, concluded that no impairment of any long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

As of June 30, 2005, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

Contingent Distributions on Class B, C and D Units. Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 1. Basis of Presentation-Class B, C and D Units” above.

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-KSB for 2004 and in its Report on Form 10-QSB for the period ended March 31, 2005, the Company is engaged in certain claims and litigation. As of the date of the filing of this report, there have been no material developments in any legal proceeding although discovery and related matters are ongoing in certain cases.

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

The Board of Managers at its July 21, 2005 meeting reviewed and modified the Company’s compensation for non-employee members of the Board since such compensation had not been reviewed for several years. Effective as of July 1, 2005, members of the Company’s Board of Managers, other than Mr. Fawcett and Mr. Stoddard, shall be compensated as follows:

KAISER VENTURES LLC AND SUBSIDIARIES

Description	Compensation
Annual Cash Retainer	$20,000
Chairman of Committee - Additional Annual Cash Retainer	$7,500 - Audit Committee $5,000 - Any Other Active Standing Committee
Meeting Fee - (In Person)	$1,500
Meeting Fee - (Telephonic)	$1,000
Additional Committee Meeting Fee for Chairman of the Committee	0
Annual equity grant	5,000 Class A Units[1]

[1]	Gerry Fawcett will also receive this annual unit grant.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31.1 -	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 31.2 -	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32 -	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

B.	Reports on Form 8-K

None.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2005	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer