Form 10QSB
period 2005-09-30
KAISER VENTURES LLC
filed 2005-11-14
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

At November 1, 2005, 6,949,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2004 Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-KSB Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-KSB Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Annual Report on Form 10-KSB can also be accessed from the Company’s website at www.kaiserventures.com

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2004 Annual Report on Form 10-KSB and the Company Reports on Form 10-QSB for the quarter ended March 31, 2005, and the quarter ended June 30, 2005, since the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-QSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-QSB Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, including the recently announced adverse federal land exchange litigation, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2004 Annual Report on Form 10-KSB and the Company’s Reports on Form 10-QSB for the period ended March 31, 2005, and for the period ended June 30, 2005, for background information and a complete understanding as to material developments concerning the Company.

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

The Financial Statements are located at the end of Item 3, beginning on Page 13 of this Report and are incorporated herein by this reference.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•	An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000, which sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005 the Company received an adverse U.S. District Court decision that may materially impact the Landfill Project;

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

•	Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District.

As of September 30, 2005, we also had cash and cash equivalents, receivables and short-term investments of approximately $12,900,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, with an initial closing currently scheduled to occur in the fourth quarter of 2005. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below.

KAISER VENTURES LLC AND SUBSIDIARIES

There have been recent material developments concerning the Landfill Project which may adversely impact the sale of the Landfill Project to the District. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than December 31, 2005. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

Upon the occurrence on an initial closing, the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange. As discussed in more detail below in “Landfill Project Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which would, if fully affirmed on appeal, jeopardize the viability of the Landfill Project and its sale to the District.

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2004 Annual Report on Form 10-KSB.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections buried under silt while other areas had their rail bed undermined. We have accrued on our balance sheet a total liability of approximately $4,350,000 for the estimated cost of repair. While the Company undertakes, from time to time, the work necessary to maintain and to assist in preserving and protecting the railroad, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

Landfill Project Litigation. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision is adverse to the Landfill Project in that it sets aside a land exchange completed between the Company and U.S. Bureau of Land Management (“BLM”) in October 1999 and two BLM rights-of-way.

In the exchange, the Company’s wholly owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC) transferred approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way to the BLM and a cash equalization payment in exchange for approximately 3,500 acres of land within the Eagle Mountain landfill project area. The land exchanged by the Company was identified as prime desert tortoise habitat and was a prerequisite to completion of the permitting of the Eagle Mountain landfill project. Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argued that the land exchange should have been reversed, because, among other reasons, the BLM failed to comply with the National Environmental Policy Act and the Federal Land Policy and Management Act. The U.S. District Court concluded that the environmental impact statement was deficient in its explanation and/or environment analysis with regard to: (i) the issue of eutrophication which deals with the introduction of nutrients, in this case primarily

KAISER VENTURES LLC AND SUBSIDIARIES

nitrogen, as a result of the existence of the landfill; (ii) Big Horn Sheep, which is not an endangered species; (iii) the statement of purpose and need for the Landfill Project; and (iv) the reasonable range of alternatives to the proposed project. The court did rule in favor of the Landfill Project with regard to the environmental analysis and explanation for: (i) noise; (ii) night lighting; (iii) visual impacts; (iv) the desert tortoise; (v) groundwater; and (vi) air. The court also ruled that the environmental impact statement was deficient under the Federal Land Policy and Management Act with regard to: (i) the appraisal undertaken by the BLM in the land exchange; and (ii) a full discussion of the BLM’s conclusions on the public need for the landfill project.

The Company has evaluated its alternatives with respect to the decision and has decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that the Company will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project. It is likely that the appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. It in anticipated that additional funds will need to be raised by MRC. There is no assurance that funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-QSB and discussed in more detail in the Company’s Annual Report on Form 10-KSB for 2004, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District, as a result of the adverse U.S. District Court decision or as to the timing of the receipt of the purchase price. In addition, there can be no assurance that both parties will continue to extend the closing date. There also can be no assurance that the completed purchase of the competing Mesquite Landfill Project by the District will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District. In addition, the September 20, 2005 decision of the U.S. District Court to reverse a completed land exchange with the BLM, if fully affirmed on appeal, jeopardizes the viability of Landfill Project. While the Company will appeal the decision, there can be no assurance that the appeal will be successful. In addition, no assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on the Landfill Project and on our current plan to sell the Landfill Project to the District. If we are unable to manage any of these risks or uncertainties, we may not have a viable Landfill Project and/or may not be able to sell the Landfill Project and thus the value of our Class A Units could be materially reduced.

In addition, there are risks that the Landfill Project will be impacted by natural disasters like the floods that caused significant damage to a limited portion of the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

West Valley Materials Recovery and Transfer Station

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste

KAISER VENTURES LLC AND SUBSIDIARIES

Industries, Inc. (“Burrtec”). This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF.

Through the third calendar quarter of 2005, we received a total of $1,000,000 in cash distributions from the West Valley MRF.

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

Interim Activities (net)

Revenues and expenses from interim activities are generated primarily from intermittent sources at Eagle Mountain including housing rental income, aggregate and rock sales and location use fees. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. During the fourth quarter of 2004 the Eagle Mountain Townsite operations were mothballed due to the termination of the prison facility lease.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2005 and 2004

An analysis of the significant components of the Company’s resource revenues for the quarters ended September 30, 2005 and 2004 follows:

	2005	2004	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in West Valley MRF, LLC	$569,000	$585,000	(3%)
Gain on Mill Site land sales	—	27,000	n/a

Total ongoing operations	569,000	612,000	(7%)

Interim Activities (net)
Eagle Mountain	(233,000)	(230,000)	(1%)

Total resource revenues	$336,000	$382,000	(12%)

Resource Revenues. Total resource revenues for the third quarter of 2005 were $336,000, compared to $382,000 for 2004. Revenues from ongoing operations decreased 7% for the quarter to $569,000 from $612,000 in 2004, while interim activities (net of related expenses) decreased to a net loss of $233,000 from a net loss of $230,000 for the same period in 2004.

Ongoing Operations. Income from the Company’s equity method investment decreased by $16,000 to $569,000 due to lower equity income from the West Valley MRF during the third quarter of 2005 as compared to the same period in 2004. This decrease in equity income in the West Valley MRF is primarily due to increased operator expenses related to labor ($40,000), maintenance ($120,000), general and administrative expenses ($41,000), and additional insurance expense ($108,000) being partially offset by higher gross revenues ($333,000) and lower depreciation expense ($102,000). The increase in gross revenues resulted mainly from rate increases implemented in July 2005. The increased expenses are primarily related to revised labor contracts, an aging trailer fleet, and increased insurance premiums as compared to the same period in 2004.

Gain on Mill Site land sales. The Company recognized a gain of $27,000 during the second quarter of 2004 from the sales of certain Mill Site property parcels that closed in 1997 and 1999. During the fourth quarter of 2004, the Company’s notes receivable from this sale were collected in full.

Interim Activities (net). Interim activities net of expenses for the third quarter of 2005 was a net loss of $233,000 compared to a net loss of $230,000 for the same period in 2004.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the third quarters of 2005 and 2004 were $89,000 and $80,000, respectively due to an adjustment to the amortization expense associated with the Company’s insurance policy that covers environmental matters.

Company General and Administrative Expenses. The Company general and administrative expenses for the third quarter of 2005 decreased by 36% to $368,000 from $579,000 for the same period in 2004. This decrease is primarily due to the recording of a receivable from one of the company’s insurance carriers for $977,000 relating to litigation expenses previously incurred. Of the $977,000 recorded as a receivable, $440,000 related to the first two quarter of 2005 and the fourth quarter of 2004. $650,000 of the outstanding receivables was paid in November 2005. The Company has incurred $1,147,000 in legal

KAISER VENTURES LLC AND SUBSIDIARIES

expenses related to this litigation through September 30, 2005. The Company has requested that the insurance company, which provides managers’ and officers’ insurance coverage, reimburse the Company for $997,000 of these legal expenses, which is the amount incurred by the Company in excess of its $150,000 retention for the matter through September 30, 2005. Since the insurance company had not been paying any of the Company’s defense costs, in October 2005, a claim in arbitration was filed against the insurance company. Since there still are some concerns regarding payment of the entire $977,000 (as well as future defense costs), the Company has recorded a doubtful account reserve of $347,000 as of September 30, 2005. This decrease in company general and administrative expenses was also partially due to a reduction in severance and restructuring expense ($83,000) which was accrued in the third quarter of 2004.

Net Interest and Investment Income. Net interest and investment income for the third quarter of 2005 was $56,000 compared to $71,000 during the same period in 2004. The change represents a realized loss on the sale of investments ($28,000), which was a cumulative unrealized loss previously held in comprehensive income (loss) that was related to a sale of investments during the quarter, partially offset by an increase in interest and dividend income ($13,000) as a result of fluctuating interest rates.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $65,000 in the third quarter of 2005 versus a pre-tax loss of $206,000 for the same period in 2004. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. There were no such taxes in the third quarter of 2005, versus $2,000 for the same period in 2004.

Net Loss. For third quarter of 2005, the Company reported a net loss of $65,000, or $0.01 per unit, versus a net loss of $208,000, or $0.03 per unit, reported for the same period in 2004.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2005 and 2004

An analysis of the significant components of the Company’s resource revenues for the nine months ended September 30, 2005 and 2004 follows:

	2005	2004	% Inc. (Dec)
Ongoing Operations
Income from equity method investment in the West Valley MRF, LLC	$1,557,000	$1,717,000	(9%)
Gain on Mill Site land sales	—	80,000	n/a

Total ongoing operations	1,557,000	1,797,000	(13%)

Interim Activities (net)	(634,000)	(616,000)	(3%)

Total resource revenues	$923,000	$1,181,000	(22%)

Resource Revenues. Total resource revenues for the first nine months of 2005 were $923,000, compared to $1,181,000 for 2004. Revenues from ongoing operations decreased 13% for the nine months to $1,557,000 from $1,797,000 in 2004, while interim activities (net of related expenses) decreased to a net loss of $634,000 from a net loss of $616,000 in 2004.

Ongoing Operations. Income from the Company’s equity method investment decreased by $160,000 to $1,557,000 as a result of lower equity income from the West Valley MRF during the first nine months

KAISER VENTURES LLC AND SUBSIDIARIES

of 2005 as compared to the same period in 2004. This decrease in equity income in the West Valley MRF is primarily due to increases in operator expenses related to labor ($198,000), repairs and maintenance expenses ($327,000), general and administrative expense ($116,000), and insurance expense ($97,000) being partially offset by higher net revenues ($234,000) and lower depreciation expense ($324,000). The increase in gross revenues resulted mainly from rate increases implemented in July 2005. The increased expenses are primarily related to revised labor contracts, an aging trailer fleet, and increased insurance premiums as compared to the same period in 2004.

Gain on Mill Site land sales. The Company recognized gains of $80,000 during the first nine months of 2004 from the sales of certain Mill Site property parcels that closed in 1997 and 1999. During the fourth quarter of 2004, the Company’s notes receivable from this sale was collected in full.

Interim Activities (net). Interim activities, net of expenses, for the first nine months of 2005 was a net loss of $634,000 compared to a net loss of $616,000 for the same period in 2004.

Resource Operating Costs. Resource operating costs are those costs directly related to the associated resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the nine months end September 30, 2005 and 2004 were $249,000 and $240,000, respectively due to an adjustment to the amortization expense associated with the Company’s environmental insurance policy.

Company General and Administrative Expenses. The Company general and administrative expenses for the first nine months of 2005 decreased by 9% to $1,685,000 from $1,845,000 for the same period in 2004. This decrease is primarily due to recording of a receivable from one of the company’s insurance carriers for $977,000 relating to litigation expenses previously incurred. Of the $977,000 recorded as a receivable, $121,000 related to the fourth quarter of 2004. $650,000 of the outstanding receivables was paid in November 2005. The Company has incurred $1,147,000 in legal expenses related to this litigation through September 30, 2005. The Company has requested that the insurance company, which provides managers’ and officers’ insurance coverage, reimburse the Company for $997,000 of these legal expenses, which is the amount incurred by the Company in excess of its $150,000 retention for this matter through September 30, 2005. Since the insurance company had not been paying any of the Company’s defense costs, in October 2005, a claim in arbitration was filed against the insurance company. Since there still are some concerns regarding payment of the entire $977,000 (as well as future defense costs), the Company has recorded a doubtful account reserve of $347,000 as of September 30, 2005. This decrease in company general and administrative expenses was also partially due to a reduction in severance and restructuring expense ($244,000), which was accrued in the third quarter of 2004.

Net Interest and Investment Income. Net interest and investment income for the first nine months of 2005 was $176,000 compared to $226,000 in the same period in 2004. The change represents a realized loss on the sale of investments ($52,000), which was a cumulative unrealized loss previously held in comprehensive income (loss) that was related to a sale of investments during the year, partially offset by an increase in interest and dividend income ($2,000) as a result of fluctuating interest rates.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $839,000 in the first nine months of 2005 versus a pre-tax loss of $678,000 for the same period in 2004. The Company is taxed as a partnership and the Company’s results from operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $34,000 for the first nine months of 2005, versus $6,000 for the same period in 2004.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Loss. For the first nine months of 2005, the Company reported a net loss of $839,000, or $0.12 per unit, versus a net loss of $684,000, or $0.10 per unit, reported for the same period in 2004.

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $166,000 to $3,969,000 at September 30, 2005 from $4,135,000 at December 31, 2004. Included in cash and cash equivalents is $1,872,000 and $2,286,000 held solely for the benefit of MRC at September 30, 2005 and December 31, 2004, respectively. The decrease in cash and cash equivalents is primarily due: (a) to an increase in operating loss on interim activities of $634,000 through September 2005; (b) cash operating expenses of $2,160,000 (corporate general administrative expenses net of interest and investment income); (c) the purchase of investments of $181,000; and (d) capitalized landfill expenditures of $401,000. These cash uses were partially offset by: (a) cash distributions from the West Valley MRF of $1,000,000; (b) the collection of notes and accounts receivable of $217,000; and (c) proceeds from the sale of investments of $2,021,000.

Working Capital. During the first nine months of 2005, current assets decreased $1,466,000 to $14,067,000, while current liabilities decreased $62,000 to $2,481,000. The decrease in current assets resulted primarily from the decrease of $75,000 in restricted cash, a decrease in short term investments of $1,897,000 a decrease of $160,000 in notes receivable and the decrease of $166,000 in cash and cash equivalents discussed above, partially offset by a $832,000 increase in accounts receivable and other (net) primarily related to an insurance company receivable of $977,000 less a doubtful account reserve of $347,000, related to Slemmer litigation expenses. The decrease in current liabilities is due to a decrease of $339,000 in accrued liabilities, a $75,000 decrease in conversion distribution payable offset by an increase in accounts payable of $378,000. Included in current liabilities, as of September 30, 2005, is $229,000 in accounts payable and accrued liabilities relating to MRC. As a result of the above working capital decreased during the first nine months of 2005 by $1,400,000 to $11,600,000 at September 30, 2005.

Accounts Receivable and Other (net). During 2005, accounts receivable and other (net) increased by $832,000 primarily as a result of a receivable from one of the company’s insurance carriers related to Slemmer litigation expenses of $977,000 less a doubtful account reserve of $347,000 and an insurance commission litigation settlement reached with and due from Marsh & McLennan related to actions filed by the New York Attorney General and Superintendent of Insurance ($123,000) and a net increase in the prepayment of insurance coverage ($65,000).

Short-Term Investments. During 2005, short-term investments which are classified as current assets decreased $1,897,000, which is the result of the sale of mutual funds ($2,021,000), an unrealized comprehensive loss of ($57,000) and the additional reinvestment of bond mutual fund distributions ($181,000). At September 30, 2005, the Company had $7.7 million of its excess cash reserves invested in bond mutual funds.

Investments. The Company’s investment in the West Valley MRF increased as a result of its equity share of income from the West Valley MRF, for the first nine months of the year ($1,557,000) offset by the receipt of cash distributions from the West Valley MRF totaling $1,000,000 resulting in a $557,000 increase in our investment. Our investment in the Eagle Mountain Landfill increased $401,000 during the first nine months of 2005 due to continuing costs incurred to prepare the investment for sale.

Other Assets. The decrease in other assets of $379,000 is primarily the result of: (a) the amortization of the environmental insurance policy of $249,000 and the recording of $106,000 of the $123,000

KAISER VENTURES LLC AND SUBSIDIARIES

litigation settlement with Marsh & McLennan discussed in Note 2 to the financial statements which amount reduces the deferred environmental insurance premium; (b) a decrease in notes receivable due to the receipt of recurring payments of $57,000; and (c) an increase in accumulated depreciation as of September 30, 2005 of $47,000. These decreases were partially offset by an increase in deferred income tax assets of $80,000.

Current Liabilities. During the first nine months of 2005 the current liabilities decreased by $61,000. This is primarily the net of an increase in accounts payable ($323,000), a decrease in accruals ($333,000) and a decrease in conversion distribution payable ($75,000).

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of September 30, 2005, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC (“CCG”), a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million. In the event a claim for damages is filed against the Company that relates to the remaining $2.4 million reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of September 30, 2005, the Company has recorded $5,179,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

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

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3.8 million premium for the environmental insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the 12 year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to SFAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

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

As part of our strategy, we will evaluate any potential offers to purchase our interest in the West Valley MRF or other alternatives in light of our primary objective of maximizing value. The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us. Furthermore, the West Valley MRF should continue to generate sufficient cash distributions to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs.

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project – Sale of Landfill Project.” In August 2000, MRC entered into the Landfill Project Sale Agreement with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus accrued interest. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the Landfill Project and certain conditions that must be satisfied before the sale of the District. One of the risks of the Landfill Project and a condition to the receipt of the purchase price is successful resolution of the federal litigation regarding a land exchange completed with the BLM in 1999. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company has decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. This adverse decision, if fully affirmed on appeal, would materially impact the viability of the Landfill Project in that it would prevent its development as currently permitted. It is likely that the appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

Sale of Miscellaneous Properties and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants for the private prison facility in the Eagle Mountain Townsite. However, the recent adverse U.S. District Court decision concerning a completed land exchange with the BLM may hinder the efforts to sell or lease a portion of the miscellaneous properties at the Eagle Mountain Site. In addition, we are exploring possible opportunities for the sale of rock from the Eagle Mountain Site. As a result of past mining activities, millions of tons of rock of various sizes was stock piled near the Eagle Mountain Townsite. Any sale of rock would be from property that is not a part of the landfill project.

Company Overhead. As we have divested our assets, we have reduced company staffing and overhead to reflect the reduced requirements of our remaining operations and projects. It is unlikely that there will be any additional staffing reductions in the near future.

KAISER VENTURES LLC AND SUBSIDIARIES

Capital Resources. Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, notes receivable and any future asset sales will be sufficient to satisfy the Company’s projected operating cash requirements for the next 3-4 years.

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimize the realizable value for a particular project or asset. Our current plans, which are periodically reviewed, include:

•	To complete the sale of the landfill project and to resolve the related outstanding federal land exchange litigation related to that project. However, in September 2005 the Company received an adverse decision in the federal land exchange litigation which would, if fully affirmed on appeal, would jeopardize the viability of the Landfill Project. Although the Company intends to appeal the decision, there is no assurance that the appeal will be successful. It is likely that the appeal process will take several years. In addition, the adverse decision may adversely impact the pending sale of the Landfill Project. See “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project - Sale of Landfill Project” and “Project Litigation”;

•	To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can maximize value;

•	To sell our remaining miscellaneous assets such as surplus property located at or near the Eagle Mountain Site including the sale or lease of the prison facility at Eagle Mountain. However, the recent adverse U.S. District Court decision concerning a completed land exchange with the BLM may hinder the efforts to sell or lease a portion of the miscellaneous properties at the Eagle Mountain Site;

•	To explore possible opportunities for the sale of rock from the Eagle Mountain Site; and

•	To reduce our general and administrative expenses as appropriate.

Item 3.	CONTROLS AND PROCEDURES

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,969,000	$4,135,000
Accounts receivable and other, net of allowance for doubtful accounts of $381,000 in 2005, of which $347,000 relates to an insurance company receivable and $34,000 in 2004, respectively	1,039,000	207,000
Short-term investments	7,737,000	9,634,000
Notes receivable	132,000	292,000
Restricted cash held for conversion distribution	1,190,000	1,265,000

	14,067,000	15,533,000

Eagle Mountain Landfill Investment	30,086,000	29,685,000

Investment in West Valley MRF	4,788,000	4,231,000

Land	2,503,000	2,503,000

Other Assets
Notes receivable	—	57,000
Deferred income tax asset	80,000	—
Unamortized environmental insurance premium	2,325,000	2,680,000
Buildings and equipment (net)	500,000	547,000

	2,905,000	3,284,000

Total Assets	$54,349,000	$55,236,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$543,000	$165,000
Conversion distribution payable	1,190,000	1,265,000
Accrued liabilities	605,000	944,000
Current portion of MRC accrual for casualty loss	143,000	169,000

	2,481,000	2,543,000

Long-term Liabilities
Accrued liabilities	250,000	250,000
Accrual for MRC casualty loss	4,195,000	4,195,000
Environmental remediation reserve	2,413,000	2,423,000

	6,858,000	6,868,000

Total Liabilities	9,339,000	9,411,000

Minority Interest	5,179,000	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,949,299	40,049,000	40,859,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 952	—	—
Class D units; issued and outstanding 48	—	—
Accumulated other comprehensive loss	(218,000)	(213,000)

Total Members’ Equity	39,831,000	40,646,000

Total Liabilities and Members’ Equity	$54,349,000	$55,236,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$569,000	$585,000	$1,557,000	$1,717,000
Gain on Mill Site land sales	—	27,000	—	80,000

Total ongoing operations	569,000	612,000	1,557,000	1,797,000
Interim activities net loss	(233,000)	(230,000)	(634,000)	(616,000)

Total resource revenues	336,000	382,000	923,000	1,181,000

Resource Operating Costs
Environmental insurance premium amortization	89,000	80,000	249,000	240,000

Income from Resources	247,000	302,000	674,000	941,000
Corporate General and Administrative Expenses

Corporate overhead expenses, excluding severance and employee retention expenses	368,000	496,000	1,686,000	1,601,000
Severance expense	—	83,000	—	244,000

	368,000	579,000	1,686,000	1,845,000

Loss from Operations	(121,000)	(277,000)	(1,012,000)	(904,000)
Net interest and investment income	56,000	71,000	176,000	226,000

Loss before Income Tax Provision	(65,000)	(206,000)	(836,000)	(678,000)
Income tax provision	—	2,000	3,000	6,000

Net Loss	$(65,000)	$(208,000)	$(839,000)	$(684,000)

Basic Loss Per Unit	$(0.01)	$(0.03)	$(0.12)	$(0.10)

Diluted Loss Per Unit	$(0.01)	$(0.03)	$(0.12)	$(0.10)

Basic Weighted Average Number of Units Outstanding	6,940,000	6,927,000	6,934,000	6,922,000
Diluted Weighted Average Number of Units Outstanding	6,940,000	6,927,000	6,934,000	6,922,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net loss	$(839,000)	$(684,000)
Income from equity method investments	(1,557,000)	(1,717,000)
Depreciation and amortization	296,000	371,000
Realized loss on sale of investments	52,000	—
Mill Site land sale deferred gain realized	—	(80,000)
Issuance of Class A Units	29,000	15,000
Changes in assets:
Accounts receivable and other	(727,000)	(84,000)
Deferred income tax asset	(80,000)	—
Insurance receivables	—	1,531,000
Changes in liabilities:
Accounts payable	378,000	47,000

Accrued liabilities	(338,000)	254,000

Current portion of MRC accrual for casualty loss	(26,000)	(131,000)
Litigation accrual	—	(1,250,000)

Net cash flows from operating activities	(2,812,000)	(1,728,000)

Cash Flows from Investing Activities
Minority interest	—	141,000
Distribution from West Valley MRF	1,000,000	1,500,000
Purchase of investments	(181,000)	(109,000)
Proceeds from the sale of investments	2,021,000	750,000
Note receivable collections	217,000	280,000
Capitalized landfill expenditures	(401,000)	(544,000)
Environmental remediation expenditures	(10,000)	(14,000)

Net cash flows provided by investing activities	2,646,000	2,004,000

Cash Flows from Financing Activities
Payment of conversion distribution from transfer agent	(75,000)	(75,000)
Decrease in restricted cash for conversion distribution	75,000	75,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	(166,000)	276,000

Cash and Cash Equivalents at Beginning of Period	4,135,000	3,562,000

Cash and Cash Equivalents at End of Period	$3,969,000	$3,838,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Nine Months Ended September 30, 2005

(Unaudited)

	Class A		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount
Balance at December 31, 2004	6,929,299	$40,859,000	$(213,000)	$40,646,000
Net loss	—	(839,000)	—	(839,000)
Comprehensive income, change in net unrealized gain (loss) on investments	—	—	(5,000)	(5,000)

Comprehensive loss				(1,494,000)

Issuance of Class A Units	20,000	29,000	—	29,000

Balance at September 30, 2005	6,949,299	$40,049,000	$(218,000)	$39,831,000

At September 30, 2005 and December 31, 2004, Kaiser Ventures LLC had 751,956 Class B Units; 952 Class C Units; and 48 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (“the Company”) as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2005, and results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2005, the Company considered all of its short term investments to be “available-for-sale”. Accordingly, all “available for sale” investments are marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 3. for additional information relating to the classification of investments.

Stock Based Compensation. At September 30, 2005, the Company has three stock-based employee compensation plans which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For the nine months ended September 30, 2005 and 2004, there would have been no effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

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

The Company’s original $3.8 million premium for the prospective insurance policy was capitalized as a long-term asset and was being amortized on a straight-line basis over the 12 year term of the policy; approximately $80,000 per quarter or $320,000 per year. After recording the refund described above and an adjustment to standardize the monthly expense, the quarterly amortization will be approximately $75,000 per quarter or $300,000 per year. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to SFAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Generally, unless previously accrued, the liability and the receivable relating to claims covered by this policy should occur in the same accounting period, thereby having no adverse or beneficial impact on the Company’s operating results for that accounting period.

Note 3.	INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond mutual funds, commercial paper, and debt instruments. At September 30, 2005 and December 31, 2004 the Company had investments in bond mutual funds which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

KAISER VENTURES LLC AND SUBSIDIARIES

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of September 30, 2005 and December 31, 2004:

AVAILABLE-FOR-SALE SECURITIES	SEPTEMBER 30, 2005	DECEMBER 31, 2004
Bond funds	$7,737,000	$9,634,000

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

During the quarter ended September 30, 2005 the Company sold 50,000 and 49,358 units of its investment in PIMCO Low Duration Fund A, for $10.10 and $10.13 respectively for a total of $1,005,000. A net realized loss of $28,000 was recorded on the sale of these units, resulting from the change in value from $10.40 to $10.10 and $10.13, respectively.

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

Most of the financing for the construction of the West Valley MRF of approximately $22,000,000, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9,500,000) and June 1, 2030 for Series 2000A ($8,500,000), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC. West Valley MRF, LLC also has established a $1,0000,000 million equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	August 31, 2005	November 30, 2004
Balance Sheet Information:
Current Assets	$7,904,000	$8,712,000
Property and Equipment (net)	14,679,000	15,352,000
Other Assets	329,000	318,000

Total Assets	$22,912,000	$24,382,000

Current Liabilities	$6,128,000	$5,311,000
CPCFA Bonds Payable – long term portion	8,970,000	10,870,000
Members’ Equity	7,814,000	8,201,000

Total Liabilities and Members’ Equity	$22,912,000	$24,382,000

	2005	2004
Income Statement Information:
For the three months ended August 31
Net Revenues	$3,815,000	$3,628,000
Gross Profit	$1,257,000	$1,271,000
Net Income	$1,138,000	$1,170,000

For the nine months ended August 31
Net Revenues	$10,651,000	$10,417,000
Gross Profit	$4,170,000	$4,296,000
Net Income	$3,114,000	$3,434,000

The Company recognized equity income from the West Valley MRF of $1,557,000 and $1,717,000 for the nine month period ended September 30, 2005 and 2004, respectively. The Company received cash distributions of $1,000,000 and $1,500,000 during the nine months ended September 30, 2005 and 2004, respectively from its investment in the West Valley MRF. In addition, during December 2004, the Company received cash distribution of $750,000 from its investment in the West Valley MRF.

Note 5.	EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of September 30, 2005 concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost. However, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cashflow; (c) our long-term notes receivable are performing in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 6.	COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 2, effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to SFAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

KAISER VENTURES LLC AND SUBSIDIARIES

As of September 30, 2005, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company has decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. This adverse decision, if fully affirmed on appeal, will materially impact the viability of the Landfill Project in that it would prevent its development as currently permitted. It is likely that the appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

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

As discussed in the Company’s Annual Report on Form 10-KSB for 2004 and in its Report on Form 10-QSB for the period ended March 31, 2005 and for the period ended June 30, 2005, the Company is engaged in certain claims and litigation. As of the date of the filing of this report, there have been the following material developments in legal proceeding involving the Company:

Federal Land Exchange Litigation-Eagle Mountain Landfill Project. On September 20, 2005, the U. S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision is adverse to the Landfill Project in that it sets aside a land exchange completed between the Company and U.S. Bureau of Land Management (“BLM”) in October 1999 and two BLM rights-of-way.

In the exchange, the Company’s wholly owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC) transferred approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way to the BLM and a cash equalization payment in exchange for approximately 3,500 acres of land within the Eagle Mountain landfill project area. The land exchanged by the Company was identified as prime desert tortoise habitat and was a prerequisite to completion of the permitting of the Eagle Mountain landfill project. Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs

KAISER VENTURES LLC AND SUBSIDIARIES

argued that the land exchange should have been reversed, because, among other reasons, the BLM failed to comply with the National Environmental Policy Act and the Federal Land Policy and Management Act. The U.S. District Court concluded that the environmental impact statement was deficient in its explanation and/or environment analysis with regard to: (i) the issue of eutrophication which deals with the introduction of nutrients, in this case primarily nitrogen, as a result of the existence of the Landfill Project; (ii) Big Horn Sheep, which is not an endangered species; (iii) the statement of purpose and need for the Landfill Project; and (iv) the reasonable range of alternatives to the proposed project. The court did rule in favor of the Landfill Project with regard to the environmental analysis and explanation for: (i) noise; (ii) night lighting; (iii) visual impacts; (iv) the desert tortoise; (v) groundwater; and (vi) air. The court also ruled that the environmental impact statement was deficient under the Federal Land Policy Management Act with regard to: (i) the appraisal undertaken by the BLM in the land exchange; and (ii) a full discussion of the BLM’s conclusions on the public need for the landfill project. A copy of the decision can be found as exhibit 99.1 to the Company’s Report on Form 8-K dated September 20, 2005.

The Company has decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that the Company will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project. It is likely that the appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

Slemmer Litigation and Insurance Coverage Dispute. On September 27, 2005, the San Bernardino Superior Court granted summary judgment in favor of Kaiser in the case Thomas M. Slemmer, et al v. Fontana Union Water Company, et al., (San Bernardino County Superior Court, California, Case No. SCVSS 086856). The Court ruled that there was no triable issue of material fact in the law suit with regard to Kaiser and thus, Kaiser was entitled to be dismissed from the case as a matter of law.

The defendants in the lawsuit were Kaiser, Fontana Union Water Company, Cucamonga County Water Company, San Gabriel Valley Water and individuals serving on the Board of Directors of Fontana Union Water Company. All defendants other than Kaiser remain in the case and a trial in the matter is currently scheduled to commence in February 2006. In summary, plaintiffs, the owners of shares of stock in Fontana Union Water Company, a mutual water company, allege that the defendants conspired and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty by the controlling shareholders of Fontana Union and fraudulent business practices in violation of California law. Among other things, plaintiffs requested $25,000,000 in damages and the trebling of such damages under California law. The lawsuit was certified as a class action lawsuit. The court’s decision effectively dismisses all the allegations made against Kaiser. However, the decision of the court can be appealed and the Plaintiffs have asked the trial court to reconsider its decision to enter summary judgment in favor of the Company. If the Plaintiffs are successful in their motion for reconsideration or upon any appeal, the allegations against the Company would be reinstated.

In October 2005 Kaiser instituted an arbitration proceeding against its managers’ and officers’ insurance carrier regarding coverage of the Slemmer litigation since the carrier had not reimbursed Kaiser for any of its costs of defense. In November 2005 Kaiser received a payment of $650,000 from the insurance carrier as partial reimbursement for such defense costs. Since, among other reasons, the payment did not fully reimburse Kaiser for its costs of defense the arbitration proceeding against the carrier shall continue until there is complete resolution of the dispute.

Proposed Federal Asbestos Legislation. Legislation has been introduced in Congress that seeks to address the extraordinary problem of asbestos litigation. The “Fairness in Asbestos Injury Resolution Act of 2005” (Senate Bill 852) would radically change how asbestos claims are settled in the United States. In summary, as proposed the legislation would, among other things, impose annual assessments for thirty years on companies that have been or are defendants in asbestos claims such as the Company. The assessments would be very similar to federal taxes. As currently proposed, a company’s annual assessment obligation would be based upon all prior expenditures related to asbestos claims, which establishes a company’s “tier,” with the final determination of the annual amount due based upon a company’s “sub-tier” within a “tier.” The exact impacts of the proposed

KAISER VENTURES LLC AND SUBSIDIARIES

legislation on the Company if passed as currently written are unknown but it could have a material adverse impact on the Company. It appears that, generally, insurance may not be available to pay these annual assessments. It is anticipated that consideration of the proposed federal legislation will not occur until 2006. All prior attempts to pass federal legislation addressing asbestos litigation have failed and the Company understands that there are still a number of unresolved issues that remain to be resolved with various constituencies and thus, passage of the proposed legislation remains uncertain.

Item 2.	CHANGES IN SECURITIES

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

The Company qualifies as a “small business issuer” under applicable rules and regulations of the Securities and Exchange Commission.

The Company’s next meeting of members has been postponed until 2006.

On November 8, 2005, the Company’s Audit Committee and Board of Managers approved an amended and restated Audit Committee Charter. A copy of the Amended and Restated Audit Committee Charter is filed with this Report. The changes in the Audit Committee Charter were minor in that they included: (i) updating the terminology used in the Charter; (ii) clarification that the members of the Audit Committee serve at the will of the Board of Managers; (iii) clarification that the Audit Committee has the authority to retain independent legal, accounting and other consultants to advise the Committee in the performance of its duties; and (iv) clarification that the Audit Committee’s duties include monitoring compliance with the Company’s Code of Conduct and Business Ethics, reviewing and approving any change in such code, and reviewing any request for a waiver from such code.

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

Exhibit 99.1 - Amended and Restated Audit Committee Charter adopted November 8, 2005.

KAISER VENTURES LLC AND SUBSIDIARIES

B.	Reports on Form 8-K

Report on Form 8-K dated September 20, 2005, announcing the adverse decision of the U. S. District Court for the Central District of California - Eastern Division in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)) whereby the court ordered reversal of a land exchange completed with the BLM and the Company.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2005	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer