Form 10KSB
period 2005-12-31
KAISER VENTURES LLC
filed 2006-03-24
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Issuer’s revenues for its most recent fiscal year: approximately $2,450,000.

The aggregate market value of the issuer’s Class A Units held by non-affiliates of the issuer was approximately $6,164,031 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2001, which was assumed to be the same value as of March 15, 2006. The Class A Units are not publicly traded. (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

At March 15, 2006, 6,949,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Report on Form 10-KSB are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-KSB Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, website posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-KSB Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, the averse decision of the U.S. District Court in September 2005 impacting the Eagle Mountain landfill project, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Item 1. DESCRIPTION OF BUSINESS

Business Strategy

General. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy. In summary, our principal assets currently include:

•	An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, which sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005 the Company received an adverse U.S. District Court decision that may materially impact the viability of the landfill project;

KAISER VENTURES LLC AND SUBSIDIARIES

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

•	Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, the September 2005 adverse U.S. District Court decision reversing a completed land exchange between Kaiser and the United States Bureau of Land Management (“BLM”), if upheld on appeal, will change the amount and nature of a material portion of Kaiser’s land holdings at the Eagle Mountain Site.

As of December 31, 2005, we also had cash and cash equivalents, receivables and short-term investments of approximately $12,203,000.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. Under this strategy, Kaiser sought to:

•	To complete the sale of the landfill project at the Eagle Mountain Site and to resolve the outstanding litigation in connection with the related federal land exchange at that site.

•	To reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

•	To continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe it is appropriate to sell this asset;

•	To sell miscellaneous assets, such as surplus property and mineral interests in Southern California; and

•	To further reduce our general and administrative expenses by continuing to reduce our staff as we sell our remaining assets.

Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

•	In August 2000, MRC entered into an agreement to sell the landfill project at the Eagle Mountain Site to the District. This sale is subject to the satisfaction of numerous conditions, not all of which have been satisfied and subject to satisfactory resolution of outstanding litigation involving the landfill project. As a result, we cannot be sure that this sale will close on the terms negotiated with the District, if at all. For additional information, see “DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Pending Sale of the Landfill Project.”

•	Also in August 2000, we sold approximately 588 acres of the former KSC mill site property (referred to as the Mill Site Property) for $16 million in cash plus the assumption of certain environmental liabilities. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - CCG Ontario, LLC.”

•	In October 2000, we sold approximately 37 additional acres of the Mill Site Property for $3.8 million in cash. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - Rancho Cucamonga Parcel.”

•	In March 2001, in connection with the resolution of certain litigation, we sold our interest in Fontana Union Water Company, a mutual water company, for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease. For additional

KAISER VENTURES LLC AND SUBSIDIARIES

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

The conversion was approved at Kaiser Inc.’s November 28, 2001, annual meeting of its stockholders and consummated on November 30, 2001. The conversion was accomplished through the merger of Kaiser Inc. with and into Kaiser LLC, with Kaiser LLC as the surviving company of the merger. In order to capture the benefits associated with the income tax flow-through treatment offered by a limited liability structure and as a result of the requirements imposed by the Internal Revenue Code, the Class A Units received in the merger are not traded on any securities or secondary market and are subject to significant transfer restrictions.

We continue to undertake activities to implement the cash maximization strategy. However, it is unlikely that staff and related expenses will be reduced further given our remaining assets and activities. In addition, the September 2005 adverse U.S. District Court decision concerning the landfill project may ultimately alter and will certainly impact the timing of the continuing implementation of the cash maximization strategy. For additional information on the adverse U.S. District Court decision, please see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Litigation.”

Eagle Mountain Landfill Project and Pending Sale

Description of the Eagle Mountain Site. Kaiser’s Eagle Mountain Site located in the remote California desert approximately 200 miles east of Los Angeles, currently consisting of approximately 10,800 acres that contains three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. In 1988, Kaiser leased what is now approximately 4,654 acres of the idle mine site and the rail line to MRC for development of a rail-haul solid-waste landfill. As discussed in more detail below, the amount and nature of the acreage owned and controlled at the Eagle Mountain Site would change in the event the September 2005 U.S. District Court decision reversing a land exchange completed between the Company and the BLM in October 1999 is upheld on appeal.

In 1988, in anticipation of Southern California’s need for new environmentally safe landfill capacity, MRC began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser’s Eagle Mountain Site. The landfill project received all the major permits and approvals

KAISER VENTURES LLC AND SUBSIDIARIES

required for siting, constructing, and operating the landfill project in 1999. We believe that the Eagle Mountain Site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill, including, among other attributes, its remote location, arid climate, available and suitable materials for the proposed liner system and daily cover, and rail access.

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

Pending Sale of the Landfill Project

Background. In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million. Under the terms of that agreement, upon closing of the sale, $39 million of the total purchase price is to be deposited into an escrow account. This money would then be released to MRC on the resolution of certain litigation contingencies. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange which is discussed below. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and was originally to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. However, the District has received the necessary permits for the expansion of its Puente Hills landfill and thus, the full purchase price will be placed into escrow when the initial closing has occurred, and will be released upon resolution of the pending federal land exchange litigation. As discussed in more detail in “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Exchange Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which would, if fully affirmed on appeal, jeopardize the viability of the landfill project and its sale to the District. Accordingly, receipt of the purchase price, in whole or in part, if at all, is expected to be delayed for several years pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if the sale may be completed.

The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title matters, and negotiating mutually acceptable joint use agreements and resolution of outstanding litigation. We have been working on resolving various title issues, obtaining necessary consents and otherwise working toward a closing. Although the contractual expiration date is currently June 30, 2006, the date has already been extended numerous times. The conditions to closing are not expected to be met by the current expiration date, and the parties will individually determine whether to extend the closing date one or more additional times. In addition, as discussed in more detail below, the adverse decision in the federal land exchange may impact the sale of the landfill project to the District. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. See “Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Risks Factors” for a more detailed discussion of some of the material risk factors facing the landfill project and its sale.

Flood Damage to Railroad

The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the

KAISER VENTURES LLC AND SUBSIDIARIES

railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of our report on Form 10-Q for the quarter ended September 30, 2003, we conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, we currently estimate the cost to repair the damage to be a minimum of $4,500,000 for which an accrual has been made. Since the 2003 floods, minor work necessary to help preserve and protect the existing railroad has been undertaken. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. As a result of prior MRC private placements and in exchange for releasing the economic benefits of the lease with MRC and granting MRC the option to acquire the landfill project site for $1.00, we have increased our original 70% ownership interest in MRC acquired in 1995 to 82.48%. Future funding of MRC will be required to cover such items as the appeal of federal land exchange litigation and the railroad repairs but there is no assurance that such funding will be obtained.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

We anticipate that the Development Agreement will be fully executed and recorded just prior to the anticipated closing of the sale of the landfill project. Riverside County has approved the assumption of the Development Agreement by the District as part of the sale of the landfill by MRC.

In October 2005, following the adverse U.S. District Court decision on the land exchange litigation, one member of the Riverside Board of Supervisors attempted to terminate the existing Riverside County approvals for the landfill project. Such attempt was defeated with the only supervisor voting in favor of the proposal to terminate the existing approvals being the supervisor that proposed the termination of the county’s approvals. This same county supervisor originally opposed and voted against the landfill project in 1997.

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

Federal Land Exchange Litigation And Other Threatened Litigation. In October 1999, Kaiser’s wholly owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM. In this exchange, Kaiser transferred approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way to the BLM and a nominal cash equalization payment in exchange

KAISER VENTURES LLC AND SUBSIDIARIES

for approximately 3,500 acres of land within the landfill project area. The land exchanged by Kaiser was identified as prime desert tortoise habitat and was a prerequisite to completion of the permitting of the landfill project. With the land exchange completed, the Eagle Mountain Site consists of approximately 10,108 acres with 8,636 acres held in fee (which includes the Eagle Mountain Townsite) and approximately 1,472 acres held as various mining claims. The land exchange also involved the grant of two rights-of-way by the BLM and the termination of a reversionary interest involving approximately 460 acres of the Eagle Mountain Townsite that was contained in the original grant of such property.

Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. Nearly three years after the final brief in the case was filed, on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company is appealing the decision. It is likely that the appeal process will take several years. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.”

In addition to the federal land exchange litigation, the Company, along with the U.S. Department of Interior, the BLM, the District and Metropolitan Water District of Southern California, have been threatened by the Center for Biological Diversity, the Sierra Club, and Citizens for the Chuckwalla Valley (“Complaining Groups”) declaring their intent to sue for violations of the Endangered Species Act in regard to actions or inactions related to the railroad that would serve the landfill project. The Complaining Groups originally threatened litigation in 2002 and have occasionally renewed their threats but they have not as of the date of the filing of this Annual Report on Form 10-KSB pursued any legal action. For a more detailed discussion of this threatened litigation, see “Item 3. LEGAL PROCEEDINGS – Threatened Endangered Species Act Litigation.”

Eagle Crest Energy Company. In November 2000, Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, filed an application for a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,000 mega-watt hydroelectric pump storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. This project was essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. However, as a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. FERC issued a preliminary permit to ECEC in June 2001. We, along with others, objected to the ECEC project and intervened in the matter. ECEC’s preliminary permit expired in the second quarter of 2004. However, shortly after the expiration of such preliminary permit, ECEC filed an application with FERC for a new preliminary permit for the same project and on March 7, 2005, FERC granted a preliminary permit to ECEC. This is the third time ECEC will have been granted a preliminary permit for this potential project. As in previous years, to management’s knowledge, there was no material activity by ECEC in 2005 with regard to substantively processing its permit application. We, along with others, have again intervened in this matter.

If the completed land exchange is ultimately reversed in accordance with the September 2005 U.S. District Court decision, certain lands currently owned in fee by Kaiser will revert back to federal lands,

KAISER VENTURES LLC AND SUBSIDIARIES

although a substantial amount of such lands will then be controlled by Kaiser because of its federal mining claims. As a result of any reversal to federal ownership, a portion of the land may be subject to a title encumbrance associated with the issuance of the preliminary permit to ECEC by FERC.

Risk Factors

As discussed in this Annual Report on Form 10-KSB, there are numerous risks associated with MRC and the landfill project. The landfill project has been and continues to be the subject of extensive litigation which has and will continue to substantially delay the landfill project and which could ultimately lead to termination of the landfill project. If the current land exchange litigation is not favorably resolved or resolved in a manner that a cure can be reasonably undertaken, the landfill project will not be viable as currently permitted. Even if the appeal of the adverse U.S. District Court decision is successful, we may not be able to cure all of the concerns with regard to other title or due diligence matters in a timely fashion to permit the sale to the District to be completed. If the litigation is not favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the landfill project would not be completed and the Company might have to abandon Eagle Mountain and its investment. If this should occur, the Company will likely seek to pursue any other possible opportunities or to re-solicit bids for the purchase of the landfill project, which may not result in a sale of the landfill project on favorable terms, if at all.

In addition to the litigation and other closing risks, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

As stated above, MRC will need additional funding to complete the landfill project, including funds to repair the flood damage sustained by the Eagle Mountain rail line. There is no assurance that MRC can obtain additional funds through debt or equity financing on acceptable terms.

The landfill project also faces competition from other landfills as well as the Mesquite rail-haul landfill project which the District owns and is developing.

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

Phase 1 of the West Valley MRF, which included a 62,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services was built and equipped in 1997 for a total cost of approximately $10.3 million. Phase 2 of the West Valley MRF was completed in 2001 and increased the processing facility by an additional 80,000 square feet and included the installation of new recycling lines

KAISER VENTURES LLC AND SUBSIDIARIES

that increased the capacity of the facility to approximately 5,000 tons per day. Phase 2 was completed for a total approximate cost of $11 million. West Valley MRF is currently processing, on average, approximately 4,200 - 4,400 tons of municipal solid and green waste per operating day. West Valley MRF is currently seeking to expand its permitted waste processing capacity to 7,500 tons per day to accommodate projected growth. It is currently anticipated that the expenditures associated with seeking to increase the permitted capacity will be less than $500,000.

The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations. Furthermore, the West Valley MRF should distribute sufficient cash to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs. In 2005, the West Valley MRF distributed a total of $1,750,000 in cash to Kaiser.

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

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9,500,000 in bonds were issued in June 1997 (Phase 1), and approximately $8,500,000 in bonds were issued in May 2000 (Phase 2). The interest rate for the Bonds varies weekly. The rates for 2005 ranged from approximately 1.77% to 3.65%. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2030, although West Valley MRF is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds.

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

As of December 31, 2005, the principal amount of bonds outstanding totaled approximately $10,870,000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

may be imposed on Union Bank for pre-existing environmental conditions on the West Valley MRF’s property acquired from Kaiser Recycling that the West Valley MRF fails to timely address.

Competition

Burrtec operates a transfer and limited materials recovery facility in Agua Mansa, California. This facility is located approximately 15 miles from the West Valley MRF and competes, for certain waste that might otherwise go to the West Valley MRF. To date, the materials recovery facility in Agua Mansa has not had a material impact on the West Valley MRF’s market for customers. Burrtec controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are not considered to be competitors of the West Valley MRF. Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley. Except for a relatively small materials recovery facility located in Colton, California owned by Republic Industries, we believe that none of them has yet completed the permitting process. However, the materials recovery facility in Colton is a competitor and one municipality formerly using the West Valley MRF has contracted for its recycling services with the Colton facility. In addition, a transfer and materials recovery facility is currently proposed in the City of Pomona which facility could, if built, be a competitor for certain of the waste now processed by the West Valley MRF.

Risk Factors

The West Valley MRF faces risks related to general economic and market conditions, including the impact of rising interest rates, fuel and labor costs. As a part of its operation the West Valley MRF processes for sale certain recyclable materials, including aluminum, glass, paper, newsprint, corrugated cardboard and other similar items. These commodities are subject to material price fluctuations relating to domestic and international economic and market conditions which can materially affect future operating income and cash flows.

Most of the waste processed at the West Valley MRF is as a result, directly or indirectly, of hauler or municipal contracts or franchise agreements. Many of these arrangements are for a specified term and are subject to competitive bidding in the future. For example, as a result of competitive bidding, the West Valley MRF will no longer be processing certain waste from a small customer, the City of Claremont, California. In addition, some of the customers of West Valley MRF may terminate their contracts prior to the scheduled contract term.

The largest sources of waste for the West Valley MRF are derived through Burrtec affiliated companies, the City of Ontario and Waste Management, Inc. affiliated companies. The loss of waste currently hauled or directed by these companies or the City of Ontario could materially impact West Valley.

Governmental action may also affect waste flow to the West Valley MRF. Municipalities may annex unincorporated areas within San Bernardino County and Riverside County where the West Valley MRF currently derives waste; as a result customers in annexed areas may be required to obtain services from competitors. In addition, the franchise agreements of counties may impose restrictions on the flow of waste to the West Valley MRF. For example, in 2005 San Bernardino County imposed conditions on the hauling of waste generated in the unincorporated areas of the county that prevents or discourages such waste from being processed at the West Valley MRF. The imposition of these restrictions resulted in the loss of approximately 200 to 250 tons per week of waste being processed at the facility.

In addition, there is an extensive regulation of the waste industry. The regulatory process requires firms in the waste hauling, waste recycling and/or landfill business to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. Changes in such governmental policies and attitudes relating to the industry could impair the landfill projects or the West Valley MRF’s ability to obtain applicable permits from governmental authorities on a

KAISER VENTURES LLC AND SUBSIDIARIES

timely basis and to retain such permits. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but they could be significant.

The West Valley MRF is also facing increasing competition for waste as discussed in more detail under the “Competition” discussion immediately above.

OTHER KAISER ASSETS

For a discussion of our other assets such as the Eagle Mountain Townsite, the property adjoining the Eagle Mountain Townsite and the Lake Tamarisk property, please see “Item 2. DESCRIPTION OF PROPERTIES.’

HISTORICAL OPERATIONS AND COMPLETED TRANSACTIONS

The following information is provided as historical background and to put into context our current activities including our current cash maximization strategy.

Water Resources

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

Fontana Union owns water rights to produce water from four distinct surface and subsurface sources of water near Fontana, California. Kaiser’s ownership of Fontana Union entitled it to receive, annually, a proportionate share of Fontana Union’s water. In 1989, Kaiser leased all of its then owned shares of Fontana Union stock to Cucamonga, a local water district, under the terms of the 102-year take-or-pay lease, referred to as the “Cucamonga Lease.” Under this lease, Cucamonga was entitled to receive all of our proportionate share of water from Fontana Union with lease payments based upon fixed quantities of water at a rate of 68.13% of rate charged by the Metropolitan Water District of Southern California, the “MWD,” for untreated, non-interruptible water as available through Chino Basin Municipal Water District.

On July 1, 1995, MWD implemented changed rates and a new rate structure which was the subject of a dispute between Kaiser and Cucamonga. After several years of litigation over the proper rate under the Cucamonga Lease, the parties negotiated a resolution of the litigation through the sale of the Company’s Fontana Union Stock to Cucamonga for a purchase price of $87.5 million. In addition, Cucamonga agreed to pay $2.5 million in payments under the Cucamonga Lease. Kaiser Inc.’s stockholders approved the Fontana Union stock sale in February 2001, and the Fontana Union stock sale was completed on March 6, 2001.

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

As a result of the transaction with CCG and the Company’s previous remediation activities in 2000, the Company’s estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million. These potential environmental liabilities included, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed above, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the

KAISER VENTURES LLC AND SUBSIDIARIES

Eagle Mountain Townsite Cleanup Reserve. Finally, this environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters, as discussed in more detail in “Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 2: New Accounting Pronouncements.”

In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II, Item 6., of this Annual Report on Form 10-KSB.

The Company is involved, from time-to-time, in legal proceedings concerning environmental matters. See “Part I, Item 3. LEGAL PROCEEDINGS.”

Tar Pits Parcel

Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Except for ongoing inspection and monitoring activities, remediation of the Tar Pits Parcel was completed in 2002 at CCG Ontario, LLC’s, (referred to as CCG), expense. CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property. See “Part I, Item 1. DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matter

Employees

As of March 15, 2006, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., a subsidiary of Kaiser LLC, and reimburses Business Staffing for the costs associated with 5 full-time (4 at Ontario, California and 1 at Eagle Mountain, California) and 5 part-time employees (3 in Ontario, California and 2 at Eagle Mountain, California). All except one of the full-time and all of the part-time employees were previously employed by Kaiser Inc.

Item 2. DESCRIPTION OF PROPERTIES

Office Facilities

Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California, 91764. The Company currently leases approximately 2,950 square feet in Ontario, California at a current cost of approximately $6,800 per month. The lease expires on August 31, 2007. Our subsidiary, Kaiser Eagle Mountain, LLC, also currently maintains an office at the Eagle Mountain Site. We own the building used as an office at the Eagle Mountain Site.

Eagle Mountain, California

The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The District, upon its purchase of the landfill project, will own a substantial portion of this infrastructure. Accordingly, the District and the Company are negotiating a number of agreements addressing access and

KAISER VENTURES LLC AND SUBSIDIARIES

joint use of infrastructure facilities. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated. Due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years and we have established a $2.5 million reserve for such purposes. See also “Part II, Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 2: Liquidity and Capital Resources - New Accounting Pronouncements”.

Until December 31, 2003, a private prison was operated at the Eagle Mountain Townsite. With the closure of the private prison and implementation of a mothball plan in 2004, Eagle Mountain’s ongoing operations and staffing were reduced. We are continuing to seek appropriate tenants for a lease of all or portions of the Eagle Mountain Townsite. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts.

Other than possible future environmental remediation associated with asbestos containing products in certain structures for which a reserve has been recorded, we are not aware of any material environmental remediation required at the Eagle Mountain Townsite that could require us to expend substantial funds or that could lead to material liability. However, under the terms of a reclamation plan for a portion of the former mine site there are ongoing reclamation activities for which the Company has also recorded a reserve for the estimated cost of such activities.

In and around the Eagle Mountain site the Company currently has various possessory mining claims of approximately 1,472 acres and holds approximately 8,644 acres in fee simple (which includes the approximate 1,300 acre Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project.” However, if the adverse U.S. District Court decision is up held on appeal it will impact the amount and nature of our land holdings. If the land exchange is reversed, and we are placed back to the same position as prior to the land exchange, we would own or control in and around Eagle Mountain approximately 1,800 acres in fee and 9,550 acres in various possessory mining claims. In addition, the reversal of the land exchange would reinstate a reversionary interest contained in the original grant of approximately 460 acres of the Eagle Mountain Townsite.

The Company owns four deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain Site.

Rock/Aggregate

As a result of previous mining at Eagle Mountain, millions of tons of rock of various sizes has been stock piled on portions of the property around the Eagle Mountain Townsite. At the present time, there are no active buyers for the rock although interest has been expressed for the purchase of small quantities.

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), Kaiser Steel Corporation constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. We own in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed. Portions of the railroad suffered significant flood damage in 2003. The adverse U.S. District Court decision reversing a completed land exchange would also reverse a BLM right-of-way granted under the Federal Land Policy and Management Act for the railroad but the original federal right-of-way granted under the Private Law 790 would remain in place. In addition, if the land exchange is reversed, Kaiser

KAISER VENTURES LLC AND SUBSIDIARIES

would reacquire approximately 2,800 acres along or near the railroad that had been conveyed to the BLM as a part of the October 1999 land exchange. For additional information, see “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Flood Damage to Railroad.”

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

Lake Tamarisk, California

Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development, LLC, a wholly owned subsidiary of Kaiser, owns: (i) 74 single family improved lots, including, one residential structure; (ii) a 3.47 acre multi-family lot; (iii) 3 commercial lots totaling approximately 12.26 acres; (iv) an approximate 170 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (v) an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course; and (vi) an approximate 39 acre unimproved parcel adjacent to Lake Tamarisk. We are seeking to sell our Lake Tamarisk properties.

Item 3. LEGAL PROCEEDINGS

In the normal course of our business we are involved in various claims and legal proceedings. A number of litigation matters previously reported, were settled, dismissed or were inactive in 2005. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized below. However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which we may be or become a party. Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits. On September 20, 2005, the U. S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision is adverse to the landfill project in that it sets aside a land exchange completed between the Company and U.S. Bureau of Land Management (“BLM”) in October 1999 as well as two BLM rights-of-way. It also effectively reinstates a reverter title issue involving the Eagle Mountain Townsite.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

We have appealed the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that we will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. It is likely that the appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

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

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as demanded in the September 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to this notice of intent to sue letter and further voluntarily agreed to undertake certain measures to alleviate concerns with respect to the desert tortoise. In 2004, the Company completed certain of the voluntary measures and the Complaining Groups have not pursued any further action. As of the date of the filing of this Report on Form 10-KSB, the Complaining Groups nave not taken any legal action.

Slemmer Litigation and Insurance Coverage Dispute. On September 27, 2005, the San Bernardino County Superior Court granted summary judgment in favor of Kaiser in the class action Thomas M. Slemmer, et al. v. Fontana Union Water Company, et al., (San Bernardino County Superior Court, California, Case No. SCVSS 086856). The Court ruled that there was no triable issue of material fact in

KAISER VENTURES LLC AND SUBSIDIARIES

the lawsuit with regard to Kaiser and that Kaiser was entitled to judgment in its favor as a matter of law. In October 2005 the Court entered judgment in Kaiser’s favor and dismissed the action against Kaiser with prejudice. In December 2005 the trial court reaffirmed its decision to dismiss Kaiser from the case in response to plaintiffs’ motion for reconsideration or, in the alternative, motion for new trial.

The defendants in the lawsuit other than Kaiser are Fontana Union Water Company, Cucamonga County Water District (now called Cucamonga Valley Water District), San Gabriel Valley Water Company and directors and/or officers of Fontana Union Water Company. All defendants other than Kaiser remain in the case and a trial in the matter is currently scheduled to commence in late March 2006. In summary, plaintiffs, representing a class of minority shareholders in Fontana Union, a mutual water company, alleged that Kaiser, Cucamonga Valley Water District and San Gabriel Valley Water Company are controlling shareholders of Fontana Union, and the defendants conspired to and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty and unfair business practices in violation of California law. Among other things, plaintiffs requested over $25,000,000 in compensatory damages and the trebling of such damages under California law. The lawsuit was certified as a class action lawsuit. The Court’s order and judgment dismisses all the claims made against Kaiser. However, the judgment in Kaiser’s favor could be appealed; and the named plaintiffs indicated that they intended to appeal and they have filed a notice of appeal. To resolve the appeal, and to minimize future litigation costs and resolve any possible uncertainty associated with the appeal, Kaiser and the class representative and other named plaintiffs agreed to a settlement in which the class will waive the appeal right and release claims. It is believed that the net payment Kaiser will pay in settlement will not be material. The parties are preparing a written settlement agreement. Settlement is subject to the execution of the written agreement and the Superior Court’s approval of the settlement after notice to the class.

In October 2005 Kaiser instituted an arbitration proceeding against its managers’ and officers’ insurance carrier regarding coverage of the Slemmer litigation since the carrier had not reimbursed Kaiser for any of its costs of defense. In November 2005 Kaiser received a payment of $650,000 from the insurance carrier as partial reimbursement for such defense costs. Kaiser has not received any other payments from the insurance carrier. Since, among other reasons, the payment did not fully reimburse Kaiser for its costs of defense and the carrier also has indicated that it will not pay some or all of Kaiser’s settlement costs, the arbitration proceeding against the carrier is continuing.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 12 active suits. Most of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, the focus of the claims are shifting from ships and shipyards to other facilities such as the former Kaiser Steel Mill Site Property. Plaintiff’s attorneys are increasingly requesting mill site and Eagle Mountain related documents in an effort to build a “war chest” of documents for future litigation.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Of the claims resolved to date, approximately 76% have been resolved without payment to the plaintiffs, and of the 46 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 38 of such cases. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Proposed Asbestos Legislation. From time-to-time legislation is introduced in Congress and in state legislatures that seeks to address the extraordinary problem of asbestos litigation. Most recently, the “Fairness in Asbestos Injury Resolution Act of 2005” (Senate Bill 852) was proposed in Congress. Such legislation would have radically changed how asbestos claims are handled in the United States. In summary, as proposed the legislation would, among other things, impose annual assessments for thirty years on companies that have been or are defendants in asbestos claims such as the Company. The assessments would be very similar to federal taxes and it would have taken away any of the Company’s insurance that responds to asbestos claims. Such legislation could have had a material adverse impact on the Company. As of the date of the filing of this Annual Report on Form 10-KSB, The Fairness in Asbestos Injury Resolution Act of 2005 is currently no longer moving through the legislative process. However, there are attempts to revive the consideration of such legislation as well as a proposal for substitute legislation. All prior attempts to pass federal legislation addressing asbestos litigation have failed. The Company cannot currently predict the impacts of any future asbestos related legislation.

Bankruptcy Claims. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of two to four such claims a year for the past several years although no such claims were asserted in 2005. In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims. If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a materially adverse effect on Kaiser’s business and value.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 5. MARKET FOR THE COMPANY’S EQUITY, RELATED OWNER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not readily tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001. In connection with the merger, the Class A Units were independently appraised and determined to have a value of $1.50 as of November 30, 2001.

As of March 15, 2006, there were approximately 3,086 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 15, 2006, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan.

We currently have no immediate plans to make distributions but anticipate making distributions subsequent to receiving our share of the proceeds from the sale of the Eagle Mountain landfill project if such sale is completed or if other funds become available for distribution in accordance with our cash maximum strategy.

We did not repurchase any Class A Units in 2005.

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2005, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	298,100	$3.11	0
Equity compensation plans not approved by security holders	N/A	N/A	20,000 annual	[1]

[1]	Beginning in 2005, each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. Prior to 2005, annual grants of 2,500 Class A Units were made. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants, Units are being granted to Mr. Fawcett. Accordingly, 20,000 Class A Units are currently being issued each year. For additional information, see “Item 10. Executive Compensation – Manager Compensation.”

KAISER VENTURES LLC AND SUBSIDIARIES

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”). Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this Report on Form 10-K/A, our remaining principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District). However, if the September 2005 U.S. District Court decision providing that a land exchange completed in October 1999 is to be unwound is upheld on appeal, the reversal of the land exchange will impact the amount and nature of the land we own and control. As of December 31, 2005, we also had cash and cash equivalents, receivables and short-term investments in securities of approximately $12.2 million. As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million.

We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members.

Annual Report on Form 10-KSB

Kaiser qualifies as a small business filer under SEC rules and under such rules Kaiser is only required to include and discuss in this Annual Report on Form 10-KSB its balance sheet as of December 31, 2005 and its consolidated statements of operations, cash flows and changes in members’ equity for the years ended December 31, 2005, and 2004. The reader of this Annual Report on Form 10-KSB is encouraged to read our prior reports filed with the SEC for our financial statements for other previous years.

Primary Revenue Sources

Ongoing Operations

Kaiser’s revenues from ongoing operations are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Site. Due to the interim nature of these activities, we are presenting these revenues net of their related expenses. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, interim revenues have continued to decline during 2005. Expenses during 2005 at the Eagle Mountain Townsite remained at historical levels due to higher townsite maintenance expenses and the use of outside consultants to investigate possible profitable uses of the remaining Eagle Mountain property.

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

Results of Operations

Analysis of Results for the Years Ended December 31, 2005 and 2004

Resource Revenues. Total resource revenues for 2005 were $1,309,000 compared to $1,934,000 for 2004. Revenues from ongoing operations decreased 18% for 2005 to $2,193,000 from $2,685,000 in 2004 while the loss from interim activities (net of related expenses) increased 18% to $884,000 from $751,000 in 2004.

Ongoing Operations. Income from equity method investments decreased by $117,000 to $2,193,000 due to decreased equity income from the West Valley MRF during 2005 as compared to 2004. This decrease in equity income in the West Valley MRF is mainly due to increases in (i) payroll and related operating expenses ($346,000); (ii) maintenance of rolling stock ($433,000); (iii) interest expense ($62,000); and (iv) partnership expenses ($115,000). These increases in expenses were partially offset by increases in the transfer revenues ($521,000) and net recycling commodity sales ($381,000).

Gain on Mill Site land sales. The Company recognized a gain of $375,000 during 2004 from the sales of certain Mill Site property parcels that closed in 1997 and 1999. The balance of the notes receivables (including balloon payments) were collected in the fourth quarter of the year of 2004.

Interim Activities (net). Interim activities, net of expenses, for 2005 were a loss of $884,000 compared to a loss of $751,000 for 2004. Due to the termination of the minimum security prison lease at the Eagle Mountain Townsite as of December 31, 2003, interim revenues have continued to decline during 2005. Expenses during 2005 at the Eagle Mountain Townsite remained at historical levels due to higher townsite maintenance expenses and the use of outside consultants to investigate possible profitable uses of the remaining Eagle Mountain property.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations and the MRC Casualty Loss). Additionally, during 2005 a $2,500,000 reserve was established for the demolition and remediation of a portion of the Eagle Mountain Townsite, $2,000,000 of which was expensed in 2005 and $500,000 reclassified from other environmental remediation reserves. The recording of the reserve was necessary as a result of the rapid deterioration of certain structures and buildings at the Eagle Mountain Townsite. Total resource operating costs for 2005 and 2004 were $2,342,000 and $320,000, respectively.

Corporate General and Administrative Expenses. Total corporate general and administrative expenses for 2005 decreased 2% to $2,369,000 from $2,421,000 for 2004. The decrease is primarily due to non-recurring severance costs ($338,000) recorded in 2004 which were partially offset by increased legal expenses ($234,000) incurred in 2005 relating to litigation costs for which we have filed a reimbursement claim with our insurance carrier.

Net Interest and Investment Income. Net interest and investment income for 2005 was $310,000 compared to $450,000 in 2004. The change from 2004 was due to decreased gains on investments

KAISER VENTURES LLC AND SUBSIDIARIES

($178,000) including a loss on the sale of bond funds ($52,000) and lower interest income ($49,000) being partially offset by increased dividend income ($87,000).

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a loss before income tax provision (benefit) of $3,074,000 for 2005, versus a loss of $357,000 recorded in 2004. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc., a subsidiary of the Company. These taxes amounted to $11,000 for 2005, versus $14,000 for 2004.

Net Income (Loss). For 2005, the Company reported a net loss of $3,085,000 or $0.44 per unit, versus a net loss of $371,000 or $0.05 per unit, reported for 2004.

Section 2: Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $34,000 to $4,101,000 at December 31, 2005. Included in cash and cash equivalents is $1,588,000 held solely for the benefit of MRC at December 31, 2005. The decrease in cash and cash equivalents is primarily due to $3,154,000 million of cash used for operations and $632,000 of capitalized MRC landfill expenditures being offset by the receipt of cash distributions from the West Valley MRF totaling $1,750,000; collections on notes and accounts receivable totaling $292,000; and net cash flow from the sale of short-term investments totaling $1,710,000.

Working Capital. During 2005, current assets decreased $2,100,000 to $13,400,000, while current liabilities decreased $400,000 to $2,100,000. The decrease in current assets resulted primarily from the sale of short-term investments $1,773,000 (net of purchases of $300,000 and a loss on the sale of investments $52,000) and the reduction of $235,000 in current notes receivable. The decrease in current liabilities resulted from a $310,000 decrease in accrued liabilities which were paid in 2005. Included in current liabilities as of December 31, 2005 is $152,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during 2005 by $1,700,000 to $11,300,000 at December 31, 2005.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements.

The Company believes the following critical accounting policies are important to the portrayal of the Company’s financial condition and results of operations.

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

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, under the equity method of accounting because of the Company’s 50% ownership interest.

Landfill Permitting and Development. Through its 82.48% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as

KAISER VENTURES LLC AND SUBSIDIARIES

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

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3,800,000 premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve.

In addition, as discussed in more detail below under “New Accounting Pronouncements”, the Company increased its environmental reserve by $1,200,000 to account for its conditional asset retirement obligations related to future abatement obligations for asbestos-containing products in certain of the viable structures at the Eagle Mountain Townsite.

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

In March 2005, the Financial Accounting Standards Board issued, Interpretation No. 47. “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”) clarifying and interpreting the legal obligation to perform an asset retirement activity in which the timing

KAISER VENTURES LLC AND SUBSIDIARIES

and/or settlement are conditional on a future event that may or may not be within the control of the Company. The Company has adopted FIN 47 effective as of December 31, 2005. Based upon currently available information, the Company has estimated that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1,200,000. These estimates were produced by third party consultants. Pursuant to the requirements of FIN 47, the Company increased its environmental reserve by $1,200,000 to account for these conditional obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis will be depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 4 years.

In addition, the Company has reviewed and analyzed the increased carrying amount associated with structures discussed above pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and has concluded that the $1,200,000 increase in carrying amount for these structures will be recoverable and that no impairment of these structures exists as of December 31, 2005.

Section 3: Business Outlook

The statements contained in this Business Outlook, as well as in “Part I, Item 1. DESCRIPTION OF BUSINESS”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Annual Report on Form 10-KSB, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) the landfill project; (ii) our 50% equity ownership of the West Valley MRF; and (iii) miscellaneous property at or near the Eagle Mountain Townsite. We have no material ongoing operations except in connection with such assets and projects. On principal sources of ongoing income is derived from the West Valley MRF and our investments. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as fuel and personnel costs; and (iv) future competition from competing facilities. To begin addressing anticipated future needs, the West Valley MRF is in early stages of seeking to increase its permitted capacity to 7,500 tons per days of waste processing capacity. It is currently estimated that this increase in permitted capacity will cost less than $500,000.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale,” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our

KAISER VENTURES LLC AND SUBSIDIARIES

royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company is appealing the decision. It is likely that the appeal process will take several years. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

Sale of Miscellaneous Properties, Eagle Mountain Townsite, and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants for the private prison facility in the Eagle Mountain Townsite. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts. In addition, due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years and we have established a reserve for such purposes.

In addition, we are exploring possible opportunities for the sale of rock from the Eagle Mountain Site. As a result of past mining activities, millions of tons of rock of various sizes was stock piled near the Eagle Mountain Townsite. Any sale of rock would be from property that is not a part of the landfill project.

Corporate Overhead. Given our current assets and projects, it is unlikely that we will be able to further reduce personnel and corporate overhead in the near future. However, as we divest our remaining assets, we intend to further reduce corporate staffing and overhead to reflect the reduced requirements of our remaining operations and projects. The costs of such reductions shall be recorded at the time the decision to make such reductions is made by the Company.

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

KAISER VENTURES LLC AND SUBSIDIARIES

the District for an aggregate of $41 million, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•	To complete the sale of the landfill project and to resolve favorably the related outstanding federal land exchange litigation. Although the closing with the District was originally scheduled to occur several years ago, this sale is subject to the satisfaction of numerous conditions and, as a result, the closing date several years ago has been extended numerous times, and we cannot be sure when or if this sale will ultimately close. We do not expect to receive any cash from the sale until and if the federal land exchange litigation matter is successfully resolved. Resolution of this litigation is expected to take several years. See “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale”;

•	To continue to hold our interest in West Valley MRF, which pays significant cash distributions to us, until we believe we can negotiate a sale of our interest that maximizes value to our members;

•	To sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California; and

•	The Company expects to terminate operations and distribute all available cash to its members once the cash maximization strategy is completed. The Company currently does not expect completion of this strategy until 2008 at the earliest.

We continue to undertake activities to implement the cash maximization strategy. However, the September 2005 adverse U.S. District Court decision concerning the landfill project may ultimately alter and will certainly impact the timing of the continuing implementation of the cash maximization strategy.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Item 7. FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC

We have audited the accompanying consolidated balance sheet of Kaiser Ventures LLC and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and subsidiaries as of December 31, 2005, and the results its operations its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Irvine, California
March 14, 2006

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

2005
ASSETS
Current Assets
Cash and cash equivalents	$4,101,000
Accounts receivable and other, net of allowance for doubtful accounts of $520,000, of which $486,000 relates to an insurance company receivable	278,000
Short-term investments	7,767,000

Note receivable	57,000
Restricted cash held for conversion distribution	1,190,000

13,393,000
Eagle Mountain Landfill Investment	30,318,000
Investment in West Valley MRF	4,673,000
Land	2,503,000
Other Assets

Deferred income tax asset	80,000
Unamortized environmental insurance premium	2,250,000
Buildings and equipment (net)	1,685,000

4,015,000

Total Assets	$54,902,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

2005
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$207,000
Conversion distribution payable	1,190,000
Current portion of MRC accrual for railroad casualty loss	143,000
Accrued liabilities	630,000

2,170,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,195,000
Accrual for Eagle Mountain Townsite cleanup	2,500,000
Environmental remediation	3,112,000
Other accrued liabilities	250,000

10,057,000

Total Liabilities	12,227,000

Minority Interest	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,949,299	37,803,000
Class B units; issued and outstanding 751,956	—
Class C units; issued and outstanding 872	—
Class D units; issued and outstanding 128	—
Accumulated other comprehensive loss	(307,000)

Total Members’ Equity	37,496,000

Total Liabilities and Members’ Equity	$54,902,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2005	2004
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	$2,193,000	$2,310,000
Realized deferred gain on Mill Site land sales	—	375,000

Total ongoing operations	2,193,000	2,685,000

Interim Activities, net loss	(884,000)	(751,000)

Total resource revenues	1,309,000	1,934,000
Resource Operating Costs
Eagle Mountain Townsite clean-up reserve	2,000,000	—
Environmental insurance premium amortization	324,000	320,000

Total resource operating costs	2,324,000	320,000

Income (Loss) from Resources	(1,015,000)	1,614,000
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding stock - based compensation and severance expenses	2,340,000	2,068,000
Unit-based compensation expense	29,000	15,000
Severance expense	—	338,000

	2,369,000	2,421,000

Loss from Operations	(3,384,000)	(807,000)
Net interest and investment income	310,000	450,000

Loss before Income Tax Provision	(3,074,000)	(357,000)
Income tax provision	11,000	14,000
Net Loss	$(3,085,000)	$(371,000)

Basic Loss Per Unit	$(0.44)	$(0.05)

Diluted Loss Per Unit	$(0.44)	$(0.05)

Basic Weighted Average Number of Units Outstanding	6,938,000	6,924,000
Diluted Weighted Average Number of Units Outstanding	6,938,000	6,924,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2005	2004
Cash Flows from Operating Activities
Net loss	$(3,085,000)	$(371,000)
Income from equity method investment in West Valley MRF	(2,193,000)	(2,310,000)
Depreciation and amortization	386,000	490,000
Realized loss on sale of investments	52,000	—
Class A Units / stock-based compensation expense	29,000	15,000
Mill Site land sale deferred gain realized	—	(375,000)
Changes in assets:
Accounts Receivable and other	35,000	(33,000)
Deferred income tax asset	(80,000)	—
Insurance receivable	—	1,531,000
Changes in liabilities:
Eagle Mountain Townsite cleanup reserve	2,000,000	—
Accounts payable and accrued liabilities	(269,000)	226,000
Litigation accrual	—	(1,250,000)
Income taxes payable	(29,000)	(28,000)

Net cash flows used in operating activities	(3,154,000)	(2,105,000)

Cash Flows from Investing Activities
Minority interest	—	141,000
Purchase of investments	(300,000)	(324,000)
Sale of investments	2,021,000	750,000
Collection of notes receivable	292,000	644,000
Capitalized landfill expenditures	(632,000)	(768,000)
Environmental remediation expenditures	(11,000)	(15,000)
Distribution from West Valley MRF	1,750,000	2,250,000

Net cash flows provided by investing activities	3,120,000	2,678,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent, net	(75,000)	(75,000)
Decrease (increase) in restricted cash for conversion distribution, net	75,000	75,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	(34,000)	573,000
Cash and Cash Equivalents at Beginning of Year	4,135,000	3,562,000

Cash and Cash Equivalents at End of Year	$4,101,000	$4,135,000

Supplemental disclosure of non-cash investing and financing activities

	2005	2004
Cash paid during the year for income taxes	$29,000	$28,000
Contingent asset retirement obligation	1,200,000	—

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2005 and 2004

	Member Class A Units	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	6,919,299	$41,215,000	$(165,000)	$41,050,000
Net loss	—	(371,000)	—	(371,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	(48,000)	(48,000)

Comprehensive loss				(418,000)
Issuance of Class A Units	10,000	15,000	—	15,000

Balance at December 31, 2004	6,929,299	40,859,000	(213,000)	40,646,000
Net loss	—	(3,085,000)	—	(3,085,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	(94,000)	(94,000)

Comprehensive loss				(3,179,000)
Issuance of Class A Units	20,000	29,000	—	29,000

Balance at December 31, 2005	6,949,299	$37,803,000	$(307,000)	$37,496,000

At December 31, 2005 and 2004, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2005, Kaiser Ventures LLC had outstanding 872 and 128 units outstanding, Class C and D, respectively. At December 31, 2004, Kaiser Ventures LLC had outstanding 952 and 48, Class C and D Units, respectively.

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

At December 31, 2005, the Company’s principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres currently owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, receivables and short-term investments of approximately $12.2 million.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances with three financial institutions that have Standard & Poor’s ratings of AA- or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution.

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

The Company classifies all of its investments as “available-for-sale”. As an “available-for-sale” security, realized gains or losses, and interest income or dividends are reflected in the statement of operations while unrealized gains and losses are included in comprehensive income (loss) which is a component of members’ equity.

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

Landfill Permitting and Development

Through its 82.48% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site

KAISER VENTURES LLC AND SUBSIDIARIES

development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process. These costs are expensed when management determines that the capitalized costs provide no future benefit. Additionally, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 17), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved. Further, the perception of the public and private financial markets of the value of solid waste sites and the waste management industry can fluctuate significantly over time. Accordingly, there can be no assurance that the Company will successfully sell the Eagle Mountain assets on favorable terms or at all.

Buildings and Equipment

Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets. Due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating faster than anticipated and may not be salvageable. Accordingly, the Company may need to demolish or rehabilitate a number of structures over the next several years and accordingly a reserve of $2,500,000 has been established for such purposes. $2,000,000 of the reserve was expensed in 2005 and $500,000 was reclassified from the existing environmental remediation reserve.

In addition, in March 2005, the Financial Accounting Standards Board issued, Interpretation No. 47. “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”) clarifying and interpreting the legal obligation to perform an asset retirement activity in which the timing and/or settlement are conditional on a future event that may or may not be within the control of the Company. The Company has adopted FIN 47 effective as of the year ended December 31, 2005. Based upon currently available information, the Company has estimated that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1,200,000. These estimates were produced by third party consultants. Pursuant to the requirements of FIN 47, the Company increased its environmental reserve by $1,200,000 to account for these obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased carrying amount will be depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 4 years.

In addition, the Company has reviewed and analyzed the increased carrying amount associated with structures discussed above pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and has concluded that the $1,200,000 increase in carrying amount for these structures will be recoverable and that no impairment of these structures exists as of December 31, 2005.

Environmental Insurance

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

LLC Unit/Stock Options

At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

	2005	2004
Net Earnings (loss)
As reported	$(3,085,000)	$(371,000)
Pro forma	$(3,085,000)	$(371,000)
Earnings (loss) per unit (Basic)
As reported	$(0.44)	$(0.05)
Pro forma	$(0.44)	$(0.05)
Earnings (loss) per unit (Diluted)
As reported	$(0.44)	$(0.05)
Pro forma	$(0.44)	$(0.05)

The Company employed the Black-Scholes option-pricing model in order to calculate the above adjustment in net income (loss) and earnings (loss) per unit/share. The effect on net earnings for 2005, and 2004 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model for options granted during 1999, the last year stock options were granted by the Company.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Class B, C and D Units

The Company has outstanding Class B, C and D which are reflected on the Company’s Balance Sheet as equity securities that were designed and implemented to replicate the cash distributions the holders of such units would have received under certain former long-term transaction incentive plans. These former plans provided for bonus payments as a result of the sale of certain assets at prices above certain minimum threshold requirements. Even though the Class B, C and D Units are classified as equity securities, the Company will account for any future distributions on the Class B, C and D Units by recording compensation expense for the full amount of the distribution at the time a distribution become probable and estimateable. For additional information regarding the Class B, C and D Units. Please see “Note 13. EQUITY” and “Note 16. COMMITMENTS AND CONTINGENCIES - Contingent Distributions on Class B, C and D Units.”

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31, 2005 consisted of the following:

Prepaid Insurance	101,000
Marsh Insurance receivable	82,000
KSC Recovery	24,000
Great American Insurance - Slemmer receivable	486,000
Other	105,000

Sub Total	798,000

Reserve for Great American - Slemmer	(486,000)
Allowance for doubtful accounts	(34,000)

Sub Total	(520,000)

Total	$278,000

KAISER VENTURES LLC AND SUBSIDIARIES

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

Most of the financing for the construction of the West Valley MRF of approximately $22,000,000, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9,500,000) and June 1, 2030 Series 2000A ($8,500,000), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec each are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC. West Valley MRF, LLC also has established a $1,000,000 equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

The Company also remains responsible for any pre-existing environmental conditions on the land, which is generally covered by insurance.

The condensed summarized financial information of West Valley MRF, LLC as of November 30, 2005, is as follows:

Balance Sheet Information
Current Assets	$11,480,000
Property and Equipment (net)	14,304,000
Other Assets	309,000

Total Assets	$26,093,000

Current Liabilities	$8,037,000
Other Liabilities	—
CPCFA Bonds Payable (long-term portion)	8,970,000
Members’ Equity	9,086,000

Total Liabilities and Members’ Equity	$26,093,000

Income Statement Information
Net Revenues	$14,527,000
Gross Profit	$5,732,000
Net Income	$4,386,000

The Company has recognized equity income from the West Valley MRF of $2,193,000, and $2,310,000, in 2005 and 2004, respectively. The Company received cash distributions of $1,750,000 and $2,250,000 during 2005 and 2004, respectively, from its investment in the West Valley MRF.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 5. MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2005, is 82.48%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes the Company’s royalty payments under the MRC Lease) is being sold for $41 million, with an initial closing currently scheduled to occur on June 30, 2006, but the initial closing date has been extended numerous times. However, payment of the purchase price will be delayed as described in more detail below. The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District and obtaining all necessary consents to the transaction and resolving the outstanding federal land exchange litigation.

In September 2005, the Company received an adverse U.S. District Court decision in the federal land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company is appealing the decision. It is likely that the appeal process will take several years. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Note 17. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.” The Company has evaluated the adverse decision on the landfill project in the context of whether such asset should be considered impaired. The Company finds itself in much the same position as it was in 2000 when the San Diego County Superior Court judge ruled that the environmental documentation was insufficient under California law. Believing that the Superior Court was in error, much like the Company believes the U.S. District Court is in error, the Company appealed the San Diego County Superior Court decision. The Company won that appeal with the California Court of Appeals unanimously reversing the San Diego Superior Court. Accordingly, the Company has concluded that, although it is possible, it is not currently probable or measurable that there has been impairment of the investment in MRC at this time due to the pending appeal of the decision to the U.S. 9th Circuit Court of Appeals.

Assuming there is a closing, $41 million of the total purchase price is to be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001.

The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence and other matters. Due diligence, joint use negotiations and other items are expected to continue during 2006. In addition, the parties will individually determine whether each chooses to continue to extend the closing date for the transaction.

There are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District purchased. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase

KAISER VENTURES LLC AND SUBSIDIARIES

price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, and the appeal of the adverse U.S. District Court decision in such litigation including reversal of the completed land exchange and the threatened litigation over the Endangered Species Act, all as discussed in “Note 17. LEGAL PROCEEDINGS”. No assurance can be made that the Company will successfully and timely resolve these matters so as to avoid a material adverse effect on the Company’s current plan to sell the landfill to the District. In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which the Company believes are economical.

As discussed below, MRC will need additional funding to complete the landfill project, including funds to repair the flood damage sustained by the Eagle Mountain rail line and to fund the litigation including the project. There is no assurance that MRC can obtain additional funds through debt or equity financing on acceptable terms.

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

Note 6. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2005, the Company had investments in bond mutual funds which were classified as “available for sale”. At December 31, 2004, the Company had investments in bond mutual funds and U.S. corporate commercial paper which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

During the second quarter ended June 30, 2005 the Company sold 100,000 units of its investment in PIMCO Low Duration Fund A, for $10.16 each or $1,016,000,000. The original value of these units was established at $10.40 each on June 30, 2003, when they were reclassified from “Trading” to “Available for Sale”. The last time the investment was “marked to market” was April 30th 2005 at a value of $10.15 each. Therefore, a realized net loss of $24,000 was recorded on the sale of these units, related to the change in value from $10.40 to $10.15 plus the sale at $10.16.

During the third quarter ended September 30, 2005 the Company sold 50,000 and 49,358 units of its investment in PIMCO Low Duration Fund A, for $10.10 and $10.13 respectively for a total of $1,005,000. The realized net loss of $28,000 was recorded on the sale of these units, related to the change in value from $10.40 to $10.10 and $10.13, respectively.

KAISER VENTURES LLC AND SUBSIDIARIES

The following is a summary of the fair value of investment securities, all with maturities of less than 12 months which are classified as “available-for-sale” as of December 31, 2005:

AVAILABLE-FOR-SALE SECURITIES	FAIR VALUE
Bond funds	$7,767,000

As of December 31, 2005, the Company’s “available for sale” securities had an unrealized net loss of $307,000 that is included in “other comprehensive loss”, a component of Member’s Equity, due to unrealized net losses on two bond funds. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary.

Note 7. CONVERSION DISTRIBUTION

At December 31, 2005, the Company holds $1,190,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable. During the first seven months of 2003, the transfer agent returned to the Company $1,470,000 of its December 2001 merger consideration. During 2005, and 2004, the Company transferred $75,000, and $75,000, respectively, of these funds to the transfer agent for distribution to shareholders.

Note 8. NOTE RECEIVABLE

As of December 31, 2005, the Company has one note receivable from Levand Steel. The outstanding balance of the Levand Steel note at December 31, 2005 is $57,000 all of which has been included in current assets. The note bears interest at 8% per annum with monthly payments of $25,700 including interest, and was paid in full in February 2006.

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

KAISER VENTURES LLC AND SUBSIDIARIES

expects this policy will cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

In June 2005, the Company was notified that it was to receive a refund of a portion of the cost of the policy relating to other commissions. The refund, totaling $106,000, was recorded as a reduction in the cost of the policy and the future amortization of the policy cost will be adjusted accordingly as described below.

The Company’s $3,800,000 premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy; approximately $80,000 per quarter or $320,000 per year as a result of the refund discussed above, the Company adjusted the current year’s expense and the remaining balance, thereby reducing the amortization to $75,000 per quarter or $300,000 per year as of June 2005. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

Note 10. BUILDINGS AND EQUIPMENT (Net)

Buildings and equipment as of December 31, 2005 consisted of the following:

Buildings and structures	$3,285,000
Machinery and equipment	1,830,000

5,115,000
Accumulated depreciation	(3,430,000)

Total	$1,685,000

As discussed above in Note 2., the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1,200,000 for its conditional asset retirement obligations related to possible future abatement obligations for asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. This increased carrying amount will be depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 4 years.

Note 11. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31, 2005 consisted of the following:

Compensation, severance and related employee costs	$254,000
Accrued professional	387,000
Other	26,000

Total	$667,000

Note 12. ENVIRONMENTAL REMEDIATION RESERVE

With the sale of approximately 588 acres of the Company’s Mill Site Property to CCG Ontario, LLC (“CCG”) in August 2000, and as a result of the Company’s previous remediation activities in 2000, the Company’s estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million.

KAISER VENTURES LLC AND SUBSIDIARIES

These potential environmental liabilities included, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed below, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate.

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

In 2004, this reserve was reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. Finally, this environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters, as discussed in more detail in “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Buildings and Equipment.”

As discussed above in Note 2, the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1,200,000 to account for the estimated cost of possible future abatement obligations relating to asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. Thus, as of December 31, 2005, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $3,112,000. In the event a future claim for damages is filed against the Company that relates to the remaining $3,112,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

See also Note 2. “Summary of Significant Accounting Policies - Buildings and Equipment,” Note 9. “Environmental Insurance,” and Note 16. “Commitments and Contingencies - Environmental Contingencies”.

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

Class A Units Outstanding

At December 31, 2005 Kaiser LLC had 6,949,299 Class A Units outstanding.

At December 31, 2005, there are 298,100 Class A Units available for issuance relating to outstanding options.

As of December 31, 2005, 104,267 Class A Units of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into an LLC in November 2001, the then 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. Distribution of these units have been periodically been made at the settlement of unsecured creditor claims. During 2004, 21,331 of these Class A units were distributed to bankruptcy claimants. There were no transfer of units from the bankruptcy estate in 2005. Therefore, as of December 31, 2005 there are 104,267 Class A units being held by the bankruptcy estate.

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

These Class B Units are entitled to receive approximately 2% of any cash actually received by MRC, up to approximately $752,000 or $1.00 per unit, if MRC receives the currently agreed upon price of $41,000,000. The Class B Units are not entitled to any distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” for the accounting treatment of the Class B Units.

At December 31, 2005, Kaiser LLC had 751,956 Class B Units outstanding.

Class C and D Units

During 2002, the Company issued Class C and D Units to certain officers and terminated the Long-Term Incentive Plan (“TIP”) as to future unearned payments that could have been payable to the Company’s executive officers. Payments to holders of the Class C and D Units will only be paid upon the monetization of the Company’s major assets. Payments, if any, will be made under a formula that replicates the amount that would have been paid under the TIP if it had been continued. Class C and D

KAISER VENTURES LLC AND SUBSIDIARIES

Units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” for the accounting treatment of the Class C and D Units.

At December 31, 2005, Kaiser LLC had 872 and 128 Class C and D Units outstanding, respectively.

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

In June 1995, the Company’s stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. However, there are no outstanding options under this plan, as of December 31, 2005.

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

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2005 and 2004, and activities during the years ended on those dates is presented below:

KAISER VENTURES LLC AND SUBSIDIARIES

	2005			2004
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price
Outstanding at beginning of Year		298,100	$3.11		298,100	$3.11
Granted		—	—		—	—
Exercised		—	—		—	—
Forfeited		—	—		—	—

Outstanding at end of year		298,100	$3.11		298,100	$3.11

Options exercisable at year End		298,100	$3.11		298,100	$3.11

Weighted-average fair value of options granted during the year	$	N/A		$	N/A

The following table summarizes information about unit options outstanding as of December 31, 2005:

		Options Exercisable and Outstanding
Range of Exercise Prices	Weighted- Average Remaining Life (years)	Options	Weighted- Average Exercise Price
$0.55 to $1.625	3.0	161,600	$1.36
$4.85 to $5.58	3.0	136,500	$5.18

Note 14. LOSS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted loss per unit/share:

	2005	2004
Numerator:
Net loss	$(3,085,000)	$(371,000)
Numerator for basic loss per unit Loss available to Class A members	$(3,085,000)	$(371,000)
Numerator for diluted loss per unit Loss available to Class A members	$(3,085,000)	$(371,000)
Denominator:
Denominator for basic earnings per unit-weighted-average shares	6,938,000	6,924,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit -adjusted weighted-average shares and assumed conversions	6,938,000	6,924,000

Basic loss per unit	$(0.44)	$(0.05)

Diluted loss per unit	$(0.44)	$(0.05)

For additional disclosures regarding the outstanding employee unit/stock options see Note 13.

The Company incurred a net loss during 2005 and 2004 and therefore all options are considered antidilutive for that year.

Note 15. INCOME TAXES

Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for

KAISER VENTURES LLC AND SUBSIDIARIES

inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc. These taxes amounted to $11,000 for 2005 and $14,000 for 2004.

Note 16. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

As discussed in Note 12., effective June 30, 2001, the Company purchased, a 12-year $50,000,000 insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50,000,000 policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

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

As discussed above in Note 2., the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1,200,000 to account for its conditional asset retirement obligations related to possible future abatement obligations for asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. Thus, as of December 31, 2005, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $3,112,000. In the event a future claim for damages is filed against the Company that relates to the remaining $3,112,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of their compensation with the Company matching one-half of each participant’s contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

Total expense relative to these plans for the years ended December 31, 2005 and 2004 was $112,626 and $129,200, respectively.

KAISER VENTURES LLC AND SUBSIDIARIES

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. The last private placement was completed bringing its ownership interest in MRC to 82.48%. Future funding of MRC will be required to cover such items as the federal land exchange litigation appeal and the railroad repairs but there is no assurance that such funding will be obtained.

Contingent Distributions on Class B, C and D Units

Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” and “Note 13. EQUITY” above.

Note 17. LEGAL PROCEEDINGS

In the normal course of our business we are involved in various claims and legal proceedings. A number of litigation matters previously reported, were settled, dismissed or were inactive in 2005. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized below. However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which we may be or become a party. Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits. On September 20, 2005, the U. S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision is adverse to the landfill project in that it sets aside a land exchange completed between the Company and U.S. Bureau of Land Management (“BLM”) in October 1999 as will as two BLM rights-of-way. It also effectively reinstates a reverter title issue involving the Eagle Mountain Townsite.

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

KAISER VENTURES LLC AND SUBSIDIARIES

conclusions on the public need for the landfill project. A copy of the decision can be found as Exhibit 99.1 to the Company’s Report on Form 8-K dated September 20, 2005.

We, have appealed the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that we will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. It is likely that the appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

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

On April 8, 2004, the Complaining Groups sent a letter to the BLM and the Company again declaring their intent to sue for violations of the Endangered Species Act and asking that the same type of actions be taken against the Company as demanded in the September 2002 letter. This new letter was apparently triggered by the activities undertaken to preserve and protect the railroad from further damage such as the cleaning out of blocked culverts after the flash floods that occurred in the area in 2003 that damaged a limited portion of the rail line. In June 2004, the Company appropriately responded to this notice of intent to sue letter and further voluntarily agreed to undertake certain measures to alleviate concerns with respect to the desert tortoise. In 2004, the Company completed certain of the voluntary measures and the Complaining Groups have not pursued any further action. As of the date of the filing of this Report on Form 10-KSB, the Complaining Groups nave not taken any legal action.

Slemmer Litigation and Insurance Coverage Dispute. On September 27, 2005, the San Bernardino County Superior Court granted summary judgment in favor of Kaiser in the class action Thomas M. Slemmer, et al. v. Fontana Union Water Company, et al., (San Bernardino County Superior Court, California, Case No. SCVSS 086856). The Court ruled that there was no triable issue of material fact in the lawsuit with regard to Kaiser and that Kaiser was entitled to judgment in its favor as a matter of law. In October 2005 the Court entered judgment in Kaiser’s favor and dismissed the action against Kaiser with prejudice. In December 2005 the trial court reaffirmed its decision to dismiss Kaiser from the case in response to plaintiffs’ motion for reconsideration or, in the alternative, motion for new trial.

The defendants in the lawsuit other than Kaiser are Fontana Union Water Company, Cucamonga County Water District (now called Cucamonga Valley Water District), San Gabriel Valley Water Company and directors and/or officers of Fontana Union Water Company. All defendants other than Kaiser remain in the case and a trial in the matter is currently scheduled to commence in late March 2006. In summary, plaintiffs, representing a class of minority shareholders in Fontana Union, a mutual water

KAISER VENTURES LLC AND SUBSIDIARIES

company, alleged that Kaiser, Cucamonga Valley Water District and San Gabriel Valley Water Company are controlling shareholders of Fontana Union, and the defendants conspired to and committed acts that constitute an unlawful restraint of trade, a breach of fiduciary duty and unfair business practices in violation of California law. Among other things, plaintiffs requested over $25,000,000 in compensatory damages and the trebling of such damages under California law. The lawsuit was certified as a class action lawsuit. The Court’s order and judgment dismisses all the claims made against Kaiser. However, the judgment in Kaiser’s favor could be appealed; and the named plaintiffs indicated that they intended to appeal and they have filed a notice to appeal. To resolve the appeal, and to minimize future litigation costs and resolve any possible uncertainty associated with the appeal, Kaiser and the class representative and other named plaintiffs agreed to a settlement in which the class will waive the appeal right and release claims. It is believed that the net payment Kaiser will pay in settlement is not material. The parties are preparing a written settlement agreement. Settlement is subject to the execution of the written agreement and the Superior Court’s approval of the settlement after notice to the class.

In October 2005 Kaiser instituted an arbitration proceeding against its managers’ and officers’ insurance carrier regarding coverage of the Slemmer litigation since the carrier had not reimbursed Kaiser for any of its costs of defense. In November 2005 Kaiser received a payment of $650,000 from the insurance carrier as partial reimbursement for such defense costs. Kaiser has not received any other payments from the insurance carrier. Since, among other reasons, the payment did not fully reimburse Kaiser for its costs of defense and the carrier also has indicated that it will not pay some or all of Kaiser’s settlement costs, the arbitration proceeding against the carrier is continuing.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 12 active suits. Most of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, the focus of the claims are shifting from ships and shipyards to other facilities such as the former Kaiser Steel Mill Site Property. Plaintiff’s attorneys are increasingly requesting mill site and Eagle Mountain related documents in an effort to build a “war chest” of documents for future litigation.

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

Of the claims resolved to date, approximately 76% have been resolved without payment to the plaintiffs, and of the 46 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 38 of such cases. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Proposed Asbestos Legislation. From time-to-time legislation is introduced in Congress and in state legislatures that seeks to address the extraordinary problem of asbestos litigation. Most recently, the “Fairness in Asbestos Injury Resolution Act of 2005” (Senate Bill 852) was proposed in Congress. Such legislation would have radically changed how asbestos claims are handled in the United States. In

KAISER VENTURES LLC AND SUBSIDIARIES

summary, as proposed the legislation would, among other things, impose annual assessments for thirty years on companies that have been or are defendants in asbestos claims such as the Company. The assessments would be very similar to federal taxes and it would have taken away any of the Company’s insurance that responds to asbestos claims. Such legislation could have had a material adverse impact on the Company. As of the date of the filing of this Annual Report on Form 10-KSB, The Fairness in Asbestos Injury Resolution Act of 2005 is currently no longer moving through the legislative process. However, there are attempts to revive the consideration of such legislation as well as a proposal for substitute legislation. All prior attempts to pass federal legislation addressing asbestos litigation have failed. The Company cannot currently predict the impacts of any future asbestos related legislation.

Bankruptcy Claims. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of two to four such claims a year for the past several years although no such claims were asserted in 2005. In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims. If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a materially adverse effect on Kaiser’s business and value.

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

Item 8B. OTHER INFORMATION

Not applicable.

KAISER VENTURES LLC AND SUBSIDIARIES

PART III

Item 9. MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

BOARD OF MANAGERS

The current members of the Board of Managers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	55	Chief Executive Officer, President and Chairman of the Board

Ronald E. Bitonti	73	Manager

Todd G. Cole	85	Manager

Gerald A. Fawcett	73	Vice Chairman

Marshall F. Wallach	63	Manager

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

Todd G. Cole has been a director or manager of Kaiser since November 1989. Mr. Cole was Chief Executive Officer of CIT Financial Corporation before starting his present career as a consultant and corporate director. He currently is President of Cole & Wilds Associates, Inc., a consulting company. Mr. Cole served on the Board of Directors of Hawaiian Airlines, Inc. until his resignation in May 2003. (Hawaiian Airlines, Inc. is a certificated air carrier, which filed for Chapter 11 bankruptcy reorganization on March 21, 2003 and it emerged from bankruptcy in 2005 with all approved claims paid in full and no change in outstanding equity). He is a founding director of Coral Gable Trust Company, a Florida State chartered institution, which began operations in April 2004. Mr. Cole is an active member of the Georgia Bar Association and is an accredited certified public accountant (inactive status).

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

On January 26, 2005, the Audit Committee terminated Ernst & Young LLP as our independent registered public accounting firm and retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2004. Moss Adams LLP was also retained as our independent registered public accounting firm for 2005.

In connection with our annual audit:

•	The Audit Committee reviewed and discussed with Moss Adams LLP, our independent registered public accounting firm, their overall plans for the audit and the audit’s scope.

•	The Audit Committee reviewed the fees for our financial statements and the fees charged for other services rendered to Moss Adams LLP.

•	The Audit Committee reviewed and discussed the audited financial statements with our management.

•	The Audit Committee discussed with our independent registered public accounting firm the matters required to be discussed by Statement of Auditing Standards 61.

•	The Audit Committee received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, and has discussed with the independent registered public accounting firm its independence.

•	The Audit Committee met in executive session with management and separately with representatives of Moss Adams LLP.

•	Based upon the foregoing, the Audit Committee recommended to the Board of Managers that the audited financial statements be included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	55	Chief Executive Officer, President and Chairman of the Board
James F. Verhey	58	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	50	Executive Vice President - Administration, General Counsel and Corporate Secretary

Richard E. Stoddard’s biographical information is set forth above under “Board of Managers.”

KAISER VENTURES LLC AND SUBSIDIARIES

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

To our knowledge, based solely on a review of copies of reports provided by such individuals to us and written representations of certain individuals that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our managers, officers, and greater that 10% beneficial owners were timely filed.

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

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation information for our Chief Executive Officer, our two most highly compensated executive officers and one former executive officer. (Currently, we only have three executive officers.) Over the past several years we have reduced our staffing needs due primarily to the sale of substantial assets and consummation of the merger that created the present structure.

KAISER VENTURES LLC AND SUBSIDIARIES

SUMMARY COMPENSATION TABLE(1)

						Long Term Compensation
		Annual Compensation				Awards			Payouts
Name and Principal Position	Year	Salary	Bonus(2)		Other Annual Compen- sation(3)	Restricted Unit Awards(4)		Securities Underlying Options	LTIP Payouts(5)	All Other Compen- sation(6)
Richard E. Stoddard	2005	$303,417	$60,000		$0	—		0	$—	$36,436
Chairman of the Board,	2004	$294,580	$50,000		$0	—		0	—	$33,897
President and CEO	2003	$286,000	$50,000		$0	—		0	$—	$694,354	(7)

James F. Verhey	2005	$139,111	$40,000		$0	—		0	—	$16,102
Exec. Vice President-	2004	$135,059	$32,781		$0	—		0	—	$15,125
Finance & CFO	2003	$131,125	$0		$0	—		0	$—	$183,220	(7)

Terry L. Cook	2005	$235,453	$50,000		$0	—		0	$—	$26,721
Exec. Vice President,	2004	$221,605	$25,000	(8)	$0	—		0	—	$28,737
General Counsel and Secretary	2003	$215,150	$50,000		$0	—		0	$—	$211,725	(7)

Paul E. Shampay(1)	2005	$116,717	$10,000		$0	80 Class D	(9)	0	$—	$9,233
Former Vice President	2004	$118,450	$0	(9)	$0	—		0	—	$10,758
- Finance	2003	$110,150	$0		$0	—		0	$—	$8,637

(1)	Effective January 1, 2002, the officers of the Company became employees of Business Staffing, Inc., a subsidiary of the Company. Pursuant to an agreement between the Company and Business Staffing, Inc., all employees are leased by Business Staffing, Inc. to Kaiser. Pursuant to applicable SEC rules, Paul Shampay is included in this table even though he was no longer an officer of the Company as of May 31, 2005. Mr. Shampay continued to perform services as an employee of the Company through December 31, 2005.
(2)	All bonuses are listed in the year paid.
(3)	Does not include the dollar value of perquisites and other personal benefits. The aggregate amount of perquisites and other personal benefits received by each executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer. The named executive officers are provided with certain life, health and other non-cash benefits generally available to all salaried employees.
(4)	Class C and/or Class D Units were issued to the executive officers in January 2002, as a part of a performance based long term incentive compensation program. These units had no value at the time of issuance. No additional units have been issued to the named executive officers since 2002 except that Class D Units were issued to Mr. Shampay to replace Class C Units as discussed in footnote 9 below.
(5)	In September 2000, the Company adopted a long-term transaction incentive plan dependent in large part on the net proceeds from the sale of the Company’s assets. However, this particular program was terminated as to future unearned payments effective January 1, 2002, and Class C and Class D Units in the Company were issued, as applicable, in lieu thereof. No payments have been made under the Class C and D Units since their issuance in 2002.
(6)

The named executive officers are provided with certain life, health and other non-cash benefits generally available to all salaried employees and not included under applicable SEC rules. Effective January 1, 2002, Business Staffing, Inc. became the sponsor of Kaiser’s 401(k) Savings Plan, Money Purchase Plan (the 401(k) Savings Plan and Money Purchase Plan Combined into one plan in 2002) and Supplemental Executive Retirement Plan (collectively “Plans”). The amounts contributed by Business Staffing, Inc. to these plans is reimbursed by the Company. Accordingly, the contributions are reflected in the Summary Compensation Table. During 2005, the Company made contributions of $36,436 to the Plans on account of Mr. Stoddard, $16,102 for the account of Mr. Verhey, $26,721 for the account of Mr. Cook and $9,233 for the account of Mr. Shampay. During 2004, the Company made contributions of $33,897 to the Plans on account of Mr. Stoddard, $15,125 for the account of Mr. Verhey, $28,737 for the account of Mr. Cook, and

KAISER VENTURES LLC AND SUBSIDIARIES

$10,758 for the account of Mr. Shampay. During 2003, the Company made contributions of $98,972 to the Plans on account of Mr. Stoddard, $28,016 for the account of Mr. Verhey, $44,123 for the account of Mr. Cook, and $8,637 for the account of Mr. Shampay.

(7)	The “All Other Compensation” includes payment of the following retention bonuses: Richard E. Stoddard - $595,382 (2003); James F. Verhey - $155,204 (2002 and 2003); and Terry L. Cook - $167,602 (2003), as well as the contributions made to the Plans on the executive’s behalf as described in Note 6 above.
(8)	Mr. Cook also received a bonus in 2004 of $40,000 from KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation and Mr. Shampay received a $5,000 bonus from KSC Recovery, Inc. KSC Recovery, Inc.’s financial statements are not consolidated with the financial statements of the Company.
(9)	Upon Mr. Shampay’s resignation as an officer in 2005, the 80 Class C Units granted to him in 2002 automatically converted into Class D Units.

OPTION GRANTS IN 2005

There were no option grants made to a named executive officer in 2005.

AGGREGATED OPTION EXERCISES IN 2005 AND OPTION VALUES AT DECEMBER 31, 2005

No options were exercised during the fiscal year ended December 31, 2005, by the executive officers named in the Summary Compensation Table. The following table summarizes the value of their unexercised options as of December 31, 2005:

NAME	UNITS ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF UNEXERCISED OPTIONS AT 12/31/05 EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS 12/31/05 EXERCISABLE/ UNEXERCISABLE (1)
Richard E. Stoddard	0	$0	62,350/0	$8,000/$0
James F. Verhey	0	$0	45,000/0	$0/$0
Terry L. Cook	0	$0	45,000/0	$0/$0
Paul E. Shampay[2]	0	$0	0/0	N/A

(1)	Value determined from an assumed value of $1.50 per Class A Unit, which is based on an independent appraisal conducted by Duff & Phelps, an independent financial advisor, as of November 30, 2001. The Class A Units are not publicly traded.
(2)	As of May 31, 2005, Mr. Shampay was no longer an officer of the Company, but continued as an employee through the end of 2005.

LONG-TERM INCENTIVE COMPENSATION PLANS

Kaiser Inc. provided an incentive to its executive officers through a long-term transaction incentive plan, referred to as the TIP. The TIP was designed to compensate Kaiser Inc.’s executive officers for maximizing proceeds from asset sales and resulting distributions to Kaiser Inc.’s stockholders. The TIP was terminated shortly after the merger payments were made to the participants under the plan due to the sale of the Mill Site Property, the sale of Kaiser’s Fontana Union stock to Cucamonga, and the tax benefits generated by the conversion to a limited liability company. In place of the TIP, Kaiser LLC issued Class C and Class D Units in Kaiser LLC (collectively referred to as the “Incentive Units”) to the five previous participants in the TIP (the “Participating Officers”). The terms of the Incentive Units mirror the previous cash flow incentives provided to the Participating Officers under the TIP.

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Class C Units are held by Participating Officers still employed by Kaiser LLC, and, upon a Participating Officer’s departure, all Class C Units are automatically converted into Class D Units. In addition to Mr. Shampay, one former officer of Kaiser LLC holds 72 Class C Units and 48 Class D Units. In the event a Participating Officer is terminated for “cause,” Kaiser LLC may repurchase, for a nominal value, all of that officer’s Incentive Units. Any payment to the Participating Officers will be split with a full share to each Class C Unit and a smaller share for each Class D Unit which will depend on the length of the period since its issuance. The following table sets forth the number of Incentive Units held by the Participating Officers that are also named executive officers.

PARTICIPATING OFFICER	CLASS C UNITS
Rick Stoddard	400
Terry Cook	240
James Verhey	160
Paul Shampay	80(1)

(1)	Mr. Shampay was originally issued Class C units but his Class C units were automatically converted to Class D Units at the time he resigned as an officer of the Company.

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

	PERIOD UNTIL PAYOUT		ESTIMATED AGGREGATE FUTURE PAYOUTS UNDER NON-STOCK PRICE- BASED PLAN
NAME			THRESHOLD ($)		TARGET ($)	MAXIMUM ($)
Richard E. Stoddard (1)	N/A	(2)	0	(3)	$442,000	N/A	(4)
James F. Verhey (1)	N/A	(2)	0	(3)	$176,800	N/A	(4)
Terry L. Cook (1)	N/A	(2)	0	(3)	$265,200	N/A	(4)
Paul E. Shampay (1)	N/A	(2)	0	(3)	$88,400	N/A	(4)

KAISER VENTURES LLC AND SUBSIDIARIES

(1)	The actual participation percentage of each Participating Officer in any distributions to the Incentive Units will depend on whether the Participating Officer holds Class C or Class D Units. Adjustment of the individual percentages will not change the size of the total distributions. Since Mr. Shampay now has Class D Units, Mr. Shampay’s estimated target payment will be reduced with the passage of time.
(2)	The right to distributions primarily depends upon the sale of Kaiser LLC’s major assets for aggregate net proceeds in excess of the previously established threshold levels.
(3)	Participating Officers are only entitled to receive distributions on their Incentive Units if and when Kaiser LLC sells a remaining major asset for aggregate net proceeds in excess of the previously established sale price threshold for such asset, or, in the event of the sale of the Company, in excess of the previously set sale price (net of expenses and taxes) for the overall Company. If net proceeds generated from the sale exceeds the applicable thresholds, then the Participating Officers, as a group, would receive as a distribution on their Incentive Units cash equal to 5% of any amount over the applicable threshold up to the applicable target.
(4)	There is no maximum cap as to distribution to the holders of Incentive Units. In the event proceeds in excess of the target are generated, the Participating Officers, as a group, would receive distributions equal to 10% of the aggregate net proceeds realized in excess of the target.

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

Mr. Stoddard is employed pursuant to an employment agreement dated as of January 1, 2003, which reflects a reduced time commitment by Mr. Stoddard to Kaiser and a base salary reduction of $100,000 from Mr. Stoddard’s previous employment agreement with Kaiser. Mr. Stoddard’s employment agreement had a three-year term through January 1, 2006, and it currently continues on a month-to-month basis until we have disposed of all of our material assets. Voluntary termination of employment by Mr. Stoddard results in the forfeiture of all severance benefits to Mr. Stoddard.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The agreement regarding Mr. Shampay’s employment agreement was modified as a result of Mr. Shampay moving his residence in late 2004. Mr. Shampay worked for the Company pursuant to a Transition Employment Agreement dated March 15, 2005. Under such agreement Mr. Shampay worked full time and as an officer of the Company through approximately May 31, 2005. He then continued to provide services based upon a reduced time commitment for six months at then current salary. As of the date of the filing of this Annual Report of Form 10-KSB, Mr. Shampay works for the Company on an as needed basis. The Company pays the premiums on his current health, dental, insurance, disability and life insurance benefits through May 31, 2006.

Both Mr. Stoddard and Mr. Verhey reside outside Southern California. As a part of the terms of their employment, the Company pays or reimburses them for their commuting, rental car and hotel expenses. In 2005 the amount paid or reimbursed for such items net of any reimbursements from others was approximately $24,897 and $14,419 for Mr. Stoddard and Mr. Verhey, respectively.

Although Kaiser’s Board formally terminated our historical annual bonus program, Business Staffing reserves the right, in it’s Board’s sole and absolute discretion, to grant bonuses to its executives officers. Discretionary bonuses were granted to the executive officers in 2005 as reflected in the Compensation Summary table on page 59 of this Annual Report on Form 10-KSB.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 1, 2006:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$317,071
Terry L. Cook	$238,524
James F. Verhey	$145,371

Over the past several years we have had reduced our staffing needs due primarily to the sale of substantial assets and the consummation of the merger creating the present structure as well as the December 31, 2003, termination of the lease for the private prison located at Eagle Mountain.

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2005, the Human Relations Committee consisted of Messrs. Cole (Chairman), Bitonti, and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for us from time-to-time. During 2005, Mr. Fawcett received $60,000 as a base salary. He was not separately compensated for his service on the Board of Managers except that in 2005 he was awarded a total of 5,000 restricted Class A Units along with all other members of the Board of Managers except for Mr. Stoddard. Mr. Fawcett also continues to serve on the Board of Managers of Mine Reclamation, LLC.

KAISER VENTURES LLC AND SUBSIDIARIES

MANAGER COMPENSATION

Until July 1, 2005, non-employee managers were paid an annual retainer fee of $15,000 and a meeting fee of $1,000 for each in person meeting and a meeting fee of $750 per telephonic meeting. The chairman of any committee received an additional annual retainer fee of $2,000 and an additional meeting fee of $500 per committee meeting. The Board compensation was modified effective July 1, 2005. Beginning July 1, 2005, non-employee managers are paid the following:

DESCRIPTION OF COMPENSATION FOR NON-EMPLOYEE MANAGERS	COMPENSATION AS OF JULY 1, 2005
Annual Cash Retainer	$20,000
Chairman of Committee-Additional Annual Cash Retainer	$7,500
Audit Committee
$5,000
Any Other Active Standing Committee
Meeting Fee-(In Person)	$1,500
Meeting Fee-(Telephonic)	$1,000
Annual equity grant	5,000
Class A Units

The current Board equity plan was modified in 2005 to increase the award of Class A Units from 2,500 units per year to 5,000 units per year. In 2004 the Board added Mr. Fawcett to its equity compensation plan. Accordingly, in 2005 a total grant of 5,000 restricted Class A Units was made to Messrs. Bitonti, Cole, Fawcett and Wallach. Each grant vests on January 31st of the year following the grant, subject to acceleration upon the occurrence of certain events. Accordingly, the restricted 5,000 Class A Units granted to Messrs. Bitonti, Cole, Fawcett and Wallach in 2005, fully vested on January 31, 2006.

We do not provide retirement benefits for managers.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of December 31, 2005), the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units. The table includes the Class A Units issued but reserved and not yet distributed to the Class 4A unsecured creditors of KSC because those reserved units are not eligible to vote.

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	9.5%
First Eagle SOOFN Global Fund. 1345 Avenue of the Americas, 44th Floor New York, New York 10105	365,000	5.3%
Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (2) 9786 Sierra Avenue Fontana, CA 92335	656,987	9.5%
Pension Benefit Guaranty Corporation(3) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	5.9%
Pequot Capital Management Inc. (4) 500 Nyala Farm Road Westport, CT 06880	756,200	10.9%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units (excluding the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC).
(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA’s shares in Kaiser are held in trust by AST Trust Company.
(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. The Company understands that Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to the shares owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.
(4)	The owner of these units was previously identified as being held by Willow Creek Capital Partners and by Willow Creek Offshore Fund. The Company understands that these funds were acquired by Peqout Capital Management Inc. in 2005.

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s (1) managers and manager nominees, (2) named executive officers, and (3) all of its managers and named executive officers as a group, as of March 15, 2006, as well as the number of options exercisable within 60 days of that date.

	Column 1	Column 2	Column 3	Column 4
Name	Class A Units Beneficially Owned, Excluding Options	Class A Units Underlying Options Exercisable Within 60-Days of March 15, 2006	Total # of Class A Units Owned(1)	% of Issued and Outstanding Class A Units(1)
Richard E. Stoddard, CEO, President & Chairman	120,194	62,350	182,544	2.6%
Gerald A. Fawcett, Vice Chairman(2)	105,578	62,000	167,578	2.3%
James F. Verhey, Executive Vice President - Finance & CFO	42,035	45,000	87,035	1.2%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	67,966	45,000	112,966	1.6%
Paul E. Shampay, Vice President - Finance(3)	22,500	0	22,500	*
Ronald E. Bitonti, Manager(4)	23,396	1,500	24,896	*
Todd G. Cole, Manager	35,188	0	35,188	*
Marshall F. Wallach, Manager	38,250	1,500	39,750	*
All officers and managers as a group (8 persons) (1)	445,107	217,350	662,457	8.7%

*	Less than one percent.
(1)	The percentage for each individual is based on the total number if issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC) and was determined as if all the options listed in Column 2 had been exercised by that particular individual. All options are vested.
(2)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.
(3)	Mr. Shampay was no longer an officer of the Company as of May 31, 2005.
(4)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 13. EXHIBITS

(a) Exhibits.

The following exhibits are filed as part of this Form 10-KSB.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

3.3	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.4	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Form 10-K Report for the year ended December 31, 2001.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2003, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 10-K for the year ended December 31, 2002.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2002, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q Report for the quarter ended June 30 2002.

10.5.1*	Amendment to Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated December 15, 2004, incorporated by reference from Exhibit 10.1, of Kaiser Ventures LLC’s Form 8-K Report dated December 15, 2004.

10.6*	Transition Employment Agreement between Business Staffing, Inc. and Paul E. Shampay dated as of March 9, 2005, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s 8-K Report dated March 9, 2005.

10.7*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2002, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s 10-Q Report for the quarter ended June 30, 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.8	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.8.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.8.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.9*	Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.10*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

10.11*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.11.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

10.12*	Long Term Transaction Incentive Plan adopted by the Company effective September 19, 2000, incorporated by the reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 2000.

10.13*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.14	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.15	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.16	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.16.1	Second Amendment to Members Operating Agreement dated December 1, 2001, incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-KSB Report for the year ended December 31, 2004.

10.16.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.17	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.17.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.17.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.19	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.20	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.22	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.24	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.25	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.26	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Moss Adams LLP Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

99.1	Amended and Restated Audit Committee Charter of Kaiser Ventures LLC adopted November 11, 2005 incorporated by reference from Exhibit 99. of Kaiser Ventures LLC’s Report on Form 10-QSB for the period ended September 30, 2005.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2005.

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

The Audit Committee has appointed Moss Adams as the Company’s independent registered public accounting firm for 2005 and for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Ernst & Young LLP and Moss Adams LLP for services in fiscal 2005 and 2004 were as follows:

	Ernst & Young (1)		Moss Adams LLP (1)
Fee Category	Fiscal 2004 Fees		Fiscal 2004 Fees	Fiscal 2005 Fees
Audit – Fees	$15,000		$123,500	$110,700
Audit – Related Fees	$75,000	(2)	$—	$—
Tax Fees	$26,000		$—	$60,300
All Other Fees	$—		$—	$4,500

Total Fees	$116,000		$123,500	$175,500

(1)	Audit Committee appointed Moss Adams LLP as our independent registered public accounting firm on January 26, 2005, and on the same date terminated Ernst & Young as our independent registered public accounting firm. Moss Adams LLP reviewed the financial statements for our Report on Form 10-QSB for the second and third quarters of 2004 and conducted the 2004 annual audit. Ernst & Young LLP reviewed the financial statements in our Report on Form 10-QSB for the first quarter of 2004 audit. Moss Adams LLP did not bill us any amount in 2004 since they were appointed as our independent registered public accounting firm on January 26, 2005.
(2)	Fees in connection with the Company’s restating certain financial statements and filing amended reports with the SEC in 2004.

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

Date: March 23, 2006	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

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

	Signature	Title	Date

1.	Principal Executive Officer

	/s/ Richard E. Stoddard	President, Chief Executive	March 23, 2006
	Richard E. Stoddard	Officer and Chairman of the Board of Managers (Principal Executive Officer)

2.	Principal Financial and Accounting Officer

	/s/ James F. Verhey	Executive Vice President, and	March 23, 2006
	James F. Verhey	Chief Financial Officer (Principal Financial and Accounting Officer)

KAISER VENTURES LLC AND SUBSIDIARIES

	Signature	Title	Date

4.	Managers

	/s/ Ronald E. Bitonti	Manager	March 23, 2006
Ronald E. Bitonti

	/s/ Todd G. Cole	Manager	March 23, 2006
Todd G. Cole

	/s/ Gerald A. Fawcett	Vice Chairman	March 23, 2006
Gerald A. Fawcett

	/s/ Marshall F. Wallach	Manager	March 23, 2006
Marshall F. Wallach