Form 10QSB
period 2006-03-31
KAISER VENTURES LLC
filed 2006-05-15
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

At May 1, 2006, 6,949,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2005 Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-KSB Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-KSB Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Annual Report on Form 10-KSB can also be accessed from the Company’s website at www.kaiserventures.com

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2005 Annual Report on Form 10-KSB as the information contained herein is often an update of the information in such report.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-QSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-QSB Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, including the adverse federal land exchange litigation, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2005 Annual Report on Form 10-KSB for background information and a complete understanding as to material developments concerning the Company.

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

As of March 31, 2006, we also had cash and cash equivalents, receivables and short-term investments of approximately $11,951,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, with an initial closing currently scheduled to occur in the second quarter of 2006. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of

KAISER VENTURES LLC AND SUBSIDIARIES

various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. There have been recent material developments concerning the Landfill Project which may adversely impact the sale of the Landfill Project to the District. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than June 30, 2006. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

Upon the occurrence of an initial closing, the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange. As discussed in more detail below in “Landfill Project Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which would, if fully affirmed on appeal, jeopardize the viability of the Landfill Project and its sale to the District.

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2005 Annual Report on Form 10-KSB.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections buried under silt while other areas had their rail bed undermined. We have accrued on our balance sheet a total liability of approximately $4,350,000 for the estimated cost of repair. While the Company undertakes, from time to time, the work necessary to maintain and to assist in preserving and protecting the railroad, the major repairs required to return the railroad to its condition prior to the flood damage are being deferred until a later date.

Landfill Project Litigation. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision is adverse to the Landfill Project in that it sets aside a land exchange completed between the Company and BLM in October 1999 and two BLM rights-of-way.

In the land exchange, the Company’s wholly owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC) transferred approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way to the BLM and a cash equalization payment in exchange for approximately 3,500 acres of land within the Eagle Mountain landfill project area. The land exchanged by the Company was identified as prime desert tortoise habitat and was a prerequisite to completion of the permitting of the Eagle Mountain landfill project. Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argued that the land exchange should have been reversed, because, among other reasons, the BLM failed to comply with the National Environmental Policy Act and the Federal Land Policy and Management Act. The U.S. District Court concluded that the

KAISER VENTURES LLC AND SUBSIDIARIES

environmental impact statement was deficient in its explanation and/or environment analysis with regard to: (i) the issue of eutrophication which deals with the introduction of nutrients, in this case primarily nitrogen, as a result of the existence of the landfill; (ii) Big Horn Sheep, which is not an endangered species; (iii) the statement of purpose and need for the Landfill Project; and (iv) the reasonable range of alternatives to the proposed project. The court did rule in favor of the Landfill Project with regard to the environmental analysis and explanation for: (i) noise; (ii) night lighting; (iii) visual impacts; (iv) the desert tortoise; (v) groundwater; and (vi) air. The court also ruled that the environmental impact statement was deficient under the Federal Land Policy and Management Act with regard to: (i) the appraisal undertaken by the BLM in the land exchange; and (ii) a full discussion of the BLM’s conclusions on the public need for the landfill project.

The Company evaluated its alternatives with respect to the decision and decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. The Department of Interior has also filed a notice of appeal and is currently participating in the appeal process. There can be no assurance that the Company will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project. It is likely that the appeal process will take several years. The current briefing schedule provides that the first briefs are to be filed in August 2006 and the final brief is to be filed in January 2007. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. It in anticipated that additional funds will need to be raised by MRC in 2006. There is no assurance that funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-QSB and discussed in more detail in the Company’s Annual Report on Form 10-KSB for 2005, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District, as a result of the adverse U.S. District Court decision or as to the timing of the receipt of the purchase price. In addition, there can be no assurance that both parties will continue to extend the closing date. There also can be no assurance that the completed purchase of the competing Mesquite Landfill Project by the District will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District. In addition, the September 2005 decision of the U.S. District Court to reverse a completed land exchange with the BLM, if fully affirmed on appeal, jeopardizes the viability of Landfill Project. While the Company will appeal the decision, there can be no assurance that the appeal will be successful. In addition, no assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on the Landfill Project and on our current plan to sell the Landfill Project to the District. If we are unable to manage any of these risks or uncertainties, we may not have a viable Landfill Project and/or may not be able to sell the Landfill Project and thus the value of our Class A Units could be materially reduced.

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

Through the first calendar quarter of 2006, we received a total of $500,000 in cash distributions from the West Valley MRF.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-KSB for 2005.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, as well as for other portions of the Eagle Mountain town site, as of the date of this Form 10-QSB we have not had any success.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the Company’s share of income related to its investment in the West Valley MRF that is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. During the fourth quarter of 2004 the Eagle Mountain Townsite operations were mothballed. However, we continue to incur expenses for Townsite maintenance and the use of outside consultants to investigate possible profitable uses of the remaining Eagle Mountain property.

Summary of Revenue Sources

Due to the nature of the Company’s projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part I - Item 2.

KAISER VENTURES LLC AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2006 and 2005

Resource Revenues. Total net resource revenues for the first quarter of 2006 were $82,000, compared to $228,000 for 2005. The reasons for this reduction are discussed below in “Ongoing Operations” and “Interim Operations”.

Ongoing Operations. Income from the Company’s equity method investment decreased by $35,000 to $345,000 due to lower equity income from the West Valley MRF during the first quarter of 2006 compared to the same period in 2005. This decrease in equity income in the West Valley MRF is mainly due to lower MRF volumes and commodity prices as compared to the same period in 2005 plus higher operating expenses in the areas of staffing ($103,000) and repair and maintenance ($98,000) being partially offset by lower depreciation and amortization expense ($53,000).

Interim Activities (net). Interim activities net of expenses for the first quarter of 2006 was a net loss of $263,000 compared to a net loss of $152,000 for the same period in 2005. Higher Townsite maintenance expenses and the use of consultants to investigate possible profitable uses of the remaining Eagle Mountain property were the major reasons for the increase in the net loss.

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the first quarter of 2006 and 2005 were $75,000 and $80,000, respectively. This expense is due to the amortization expense associated with the Company’s environmental insurance policy. The reduction in 2006 from the same period in 2005 is due to a refund from the insurance carrier recorded in 2005.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2006 decreased 32% to $307,000 from $448,000 for the same period in 2005. The decrease is mainly due to a partial payment received from our insurance carrier relating to litigation costs for which we have filed a reimbursement claim.

Net Interest and Investment Income. Net interest and investment income for the first quarter of 2006 was $90,000 compared to $65,000 for the same period in 2005. The change was due to an increase in dividend income from investments.

Pre-Tax Income (Loss) and Income Tax Provision. The Company incurred a pre-tax loss of $210,000 in the first quarter of 2006 versus a pre-tax loss of $235,000 for the same period in 2005. Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company consisting of a small gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for the first quarters of both 2006 and 2005.

Net Income. For first quarter of 2006, the Company incurred a net loss of $212,000, or $0.03 per unit, versus a net loss of $237,000, or $0.03 per unit, for the same period in 2005.

KAISER VENTURES LLC AND SUBSIDIARIES

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $297,000 to $3,804,000 at March 31, 2006 from $4,101,000 at December 31, 2005. Included in cash and cash equivalents is $1,344,000 and $1,588,000 held solely for the benefit of MRC at March 31, 2006 and December 31, 2005, respectively. The decrease in cash and cash equivalents is primarily due to $537,000 in cash used for operations, capitalized landfill expenditures of $276,000 and dividend reinvestments of $75,000 being offset by cash distribution from the West Valley MRF of $500,000 and the collection of notes and accounts receivable of $91,000.

Working Capital. During the first quarter of 2006, current assets decreased $251,000 to $13 million, while current liabilities increased $29,000 to $2.2 million. The decrease in current assets resulted primarily from a decrease of $34,000 in short term investments, a decrease in notes receivable of $57,000 and a decrease of $297,000 in cash and cash equivalents as discussed above. These decreases were partially offset by an increase in accounts receivable and other (net) of $137,000. The increase in current liabilities is mainly due to the net of a decrease of $25,000 in accounts payable and a $54,000 increase in accrued liabilities. Included in current liabilities, as of March 31, 2006, is $198,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first three months of 2006 by $280,000 to $10.9 million at March 31, 2006.

Accounts Receivable and Other (net). During the first quarter of 2006, accounts receivable and other (net) increased by $137,000 primarily as a result of the amortization of prepaid insurance and the collection of accounts receivable, offset by the collection of an insurance receivable of $170,000 subsequent to quarter end which had previously been fully reserved.

Notes Receivable. During the first quarter of 2006 a note receivable with a balance of $57,000, was collected in full.

Short-Term Investments. During 2006, short-term investments decreased $34,000 as a result of a decrease in the market value of bond mutual funds ($109,000) being partially offset by the additional investment in bond mutual funds ($75,000). At March 31, 2006, the Company had $7.7 million of its excess cash reserves invested in bond mutual funds. Based on the liquidity of these investments, the entire amount was classified as a current asset.

Investments. There was a $155,000 decrease in the Company’s investment in the West Valley MRF during the first three months of 2006 resulting from the receipt of cash distributions totaling $500,000 being partially offset by Company’s recording of $345,000 from its equity share of income during the period. Our investment in the Eagle Mountain Landfill increased $276,000 during the first three months of 2006 due to continuing landfill development activities.

Other Assets. The decrease in other assets of $164,000 is the primarily the result of the amortization of the environmental insurance policy of $75,000, and an increase in accumulated depreciation as of March 31, 2006 of $87,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2006, based upon current information, we estimate that our future environmental liability related to certain

KAISER VENTURES LLC AND SUBSIDIARIES

matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of March 31, 2006, the Company has recorded $5,179,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As disclosed in the Notes to the 2005 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. During the first quarter of 2006, the Company adopted SFAS No. 123R and determined that it has no impact on reported earnings because all outstanding options were vested at December 31, 2005, and no options were issued during the quarter.

Conditional Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board issued, Interpretation No. 47. “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”) clarifying and interpreting the legal obligation to perform an asset retirement activity in which the timing and/or settlement are conditional on a future event that may or may not be within the control of the Company. The Company adopted FIN 47 effective as of December 31, 2005. Based upon currently available information, the Company has estimated that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1,200,000. These estimates were produced by third party consultants. Pursuant to the requirements of FIN 47, the Company increased its environmental reserve as of December 31, 2005 by $1,200,000 to account for these conditional obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis is being depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 4 years beginning as of January 1, 2006.

Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE”, are based upon current operations and expectations. In addition to the

KAISER VENTURES LLC AND SUBSIDIARIES

forward-looking statements and information contained elsewhere in this Report on Form 10-QSB, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

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

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iii) the ability to increase prices to reflect increases in such items as fuel and personnel costs and (iv) future competition from competing facilities. To begin addressing anticipated future needs, the West Valley MRF is in early stages of seeking to increase its permitted capacity to 7,500 tons per days of waste processing capacity. It is currently estimated that the cost of obtaining this increase in permitted capacity will be less than $500,000.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company is appealing the decision. It is likely that the appeal process will take several years. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the

KAISER VENTURES LLC AND SUBSIDIARIES

agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

Sale of Miscellaneous Properties, Eagle Mountain Townsite, and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants for the private prison facility in the Eagle Mountain Townsite. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts. In addition, due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years.

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

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former KSC mill site near Fontana, California, except for an approximate five acre parcel, the Tar Pits Parcel; (ii) entered into an agreement to sell the landfill project to the District for an aggregate of $41 million, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•

To resolve favorably the outstanding federal land exchange litigation and to complete the sale of the landfill project. Although the closing with the District was originally scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions and, as a result, this date has been extended numerous times, and we cannot be sure when or if this sale will ultimately close. We do not expect to receive any cash from the sale until and if the federal land exchange

KAISER VENTURES LLC AND SUBSIDIARIES

litigation matter is successfully resolved. Resolution of this litigation is expected to take several years. See “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale”;

•	To continue to hold our interest in West Valley MRF, which pays significant cash distributions to us, until we believe we can negotiate a sale of our interest that maximizes value to our members;

•	To sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California; and

•	The Company expects to terminate operations and distribute all available cash to its members once the cash maximization strategy is completed. The Company currently does not expect completion of this strategy until 2009 at the earliest.

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,804,000	$4,101,000
Accounts receivable and other, net of allowance for doubtful accounts of $380,000 of which $346,000 is related to an insurance company receivable	415,000	278,000
Short-term investments	7,732,000	7,767,000
Note receivable	—	57,000
Restricted cash held for conversion distribution	1,190,000	1,190,000

	13,141,000	13,393,000

Eagle Mountain Landfill Investment	30,594,000	30,318,000

Investment in West Valley MRF	4,518,000	4,673,000

Land	2,503,000	2,503,000

Other Assets
Deferred income tax asset	80,000	80,000
Unamortized environmental insurance premium	2,175,000	2,250,000
Buildings and equipment (net)	1,596,000	1,685,000

	3,851,000	4,015,000

Total Assets	$54,607,000	$54,902,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$179,000	$207,000
Conversion distribution payable	1,190,000	1,190,000
Current portion of MRC accrual for casualty loss	143,000	143,000
Accrued liabilities	687,000	630,000

	2,199,000	2,170,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,195,000	4,195,000
Accrual for Eagle Mountain Townsite cleanup	2,500,000	2,500,000
Environmental remediation reserve	3,109,000	3,112,000
Other accrued liabilities	250,000	250,000

	10,054,000	10,057,000

Total Liabilities	12,253,000	12,227,000

Minority Interest	5,179,000	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding 6,949,299	37,591,000	37,803,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive loss	(416,000)	(307,000)

Total Members’ Equity	37,175,000	37,496,000

Total Liabilities and Members’ Equity	$54,607,000	$54,902,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2006	2005
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	$345,000	$380,000

Total ongoing operations	345,000	380,000
Interim Activities, net loss	(263,000)	(152,000)

Net resource revenues	82,000	228,000
Resource Operating Costs
Environmental insurance premium amortization	75,000	80,000

Income from Resources	7,000	148,000
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding severance expense	307,000	448,000

Loss from Operations	(300,000)	(300,000)
Net interest and investment income	90,000	65,000

Loss before Income Tax Provision	(210,000)	(235,000)
Income tax provision	2,000	2,000

Net Loss	$(212,000)	$(237,000)

Basic Loss Per Unit	$(0.03)	$(0.03)

Diluted Loss Per Unit	$(0.03)	$(0.03)

Basic Weighted Average Number of Units Outstanding	6,949,000	6,930,000
Diluted Weighted Average Number of Units Outstanding	6,949,000	6,930,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net loss	$(212,000)	$(237,000)
Income from equity method investment	(345,000)	(380,000)
Depreciation and amortization	165,000	96,000
Bad debt recoveries	(140,000)	—
Changes in assets:
Accounts receivables and other	4,000	27,000
Deferred income tax asset	—	(80,000)
Changes in liabilities:
Accounts payable and accrued liabilities	25,000	(89,000)
Income taxes payable	3,000	—

Net cash flows from operating activities	(500,000)	(663,000)

Cash Flows from Investing Activities
Purchase of investments	(75,000)	(49,000)
Collection of Note receivable	57,000	71,000
Capitalized landfill expenditures	(276,000)	(124,000)
Environmental remediation expenditures	(3,000)	(4,000)
Distribution from West Valley MRF	500,000	500,000

Net cash flows from investing activities	203,000	394,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent	(75,000)	(75,000)
Decrease (increase) in restricted cash for conversion distribution	75,000	75,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	(297,000)	(269,000)
Cash and Cash Equivalents at Beginning of Year	4,101,000	4,135,000

Cash and Cash Equivalents at End of Quarter	$3,804,000	$3,866,000

Supplemental disclosure of non-cash investing and financing activities

	2006	2005
Cash paid during the period for income taxes	—	$29,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Three Months Ended March 31, 2006

(Unaudited)

	Member Class A Units Members’ Equity		Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	6,949,299	$37,803,000	$(307,000)	$37,496,000
Net loss	—	(212,000)	—	(212,000)
Comprehensive income, change in net unrealized gain on investments	—	—	(109,000)	(109,000)

Comprehensive loss				(321,000)

Balance at March 31, 2006	6,949,299	$37,591,000	$(416,000)	$37,175,000

At March 31, 2006 and December 31, 2005, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (“the Company”) as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2006, and results of operations and cash flows for the three month periods ended March 31, 2006 and 2005.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc. all of which are 100% owned; and Mine Reclamation, LLC, which is 82.48% owned.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) an 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, a September 2005 adverse U.S. District Court decision involving a federal land exchange may impact the viability of the Landfill Project and its planned sale to the District.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2006, the Company considered all of its short term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 3, for additional information relating to the classification of investments.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. During the first quarter of 2006, the Company adopted SFAS No. 123R and determined that it has no impact on reported earnings because all outstanding options were vested at December 31, 2005, and no options were issued during the quarter.

KAISER VENTURES LLC AND SUBSIDIARIES

Class B, C and D Units. The Company has outstanding Class B, C and D units which are reflected on the Company’s Balance Sheet as equity securities that were designed and implemented to replicate the cash distributions the holders of such units would have received under certain former long-term transaction incentive plans. These former plans provided for bonus payments as a result of the sale of certain assets at prices above certain minimum threshold requirements. Even though the Class B, C and D Units are classified as equity securities, the Company will account for any future distributions on the Class B, C and D Units by recording compensation expense for the full amount of the distribution at the time a distribution becomes probable and estimateable.

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

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2006 and December 31, 2005 the Company

KAISER VENTURES LLC AND SUBSIDIARIES

had investments in bond mutual funds which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2006 and December 31, 2005:

AVAILABLE-FOR-SALE SECURITIES	MARCH 31, 2006	DECEMBER 31, 2005
Bond funds	$7,700,000	$7,700,000

As of March 31, 2006, the Company’s “available for sale” securities had an unrealized net loss of $416,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity on two bond funds. As of December 31, 2005, the Company’s “available for sale” securities had an unrealized net loss of $307,000 that was included in “other comprehensive income (loss)”, a component of Member’s Equity on two bond funds. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary.

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

Most of the financing for the construction of the West Valley MRF of approximately $22,000,000, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to annually redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec are each liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC. West Valley MRF, LLC also has established a $1,000,000 million equipment line of credit with Union Bank in order to refinance and purchase additional equipment.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	February 28, 2006	November 30, 2005
Balance Sheet Information:
Current Assets	$9,664,000	$11,480,000
Property and Equipment (net)	14,412,000	14,304,000
Other Assets	290,000	309,000

Total Assets	$24,366,000	$26,093,000

Current Liabilities	$7,120,000	$8,037,000
CPCFA Bonds Payable – long term portion	8,970,000	8,970,000
Members’ Equity	8,276,000	9,086,000

Total Liabilities and Members’ Equity	$24,366,000	$26,093,000

For the three months ended February 28	2006	2005
Income Statement Information:
Net Revenues	$3,260,000	$3,212,000
Gross Profit	$1,003,000	$1,077,000
Net Income	$689,000	$760,000

The Company recognized equity income from the West Valley MRF of $345,000 and $380,000 for the first three months of 2006 and 2005, respectively. The Company received cash distributions of $500,000 during the first three months of both 2006 and 2005 from its investment in the West Valley MRF.

Note 5.	EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cashflows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2006, concluded that no impairment of long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost. However, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cashflow; (c) our long-term notes receivable have been collected in full in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

As of March 31, 2006, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

Contingent Distributions on Class B, C and D Units. Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 1. Basis of Presentation -Class B, C and D Units” above.

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-KSB for 2005 the Company is engaged in certain claims and litigation. As of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company, except as discussed below:

Slemmer Litigation and Insurance Coverage Dispute. The Company has learned that the remaining defendants (Fontana Union Water Company, Cucamonga County Water District (now called Cucamonga Valley Water District), San Gabriel Valley Water Company and directors and/or officers of Fontana Union Water Company) in the class action Thomas M. Slemmer, et al. v. Fontana Union Water Company, et al., (San Bernardino County Superior Court, California, Case No. SCVSS 086856) have reached a tentative settlement of the lawsuit. The terms of the settlement have not been publicly disclosed as of the date of this report. In September 2005 the Court ruled that there was no triable issue of material fact in the lawsuit with regard to Kaiser and that Kaiser was entitled to judgment in its favor as a matter of law. In October 2005 the Court entered judgment in Kaiser’s favor and dismissed the action against Kaiser with prejudice. In December 2005 the trial court reaffirmed its decision to dismiss Kaiser from the case in response to plaintiffs’ motion for reconsideration or, in the alternative, motion for new trial.

The Court’s order and judgment dismisses all the claims made against Kaiser. However, the judgment in Kaiser’s favor could have been appealed. To resolve the appeal, and to minimize future litigation costs and resolve any possible uncertainty associated with the appeal, Kaiser and the class representative and other named plaintiffs agreed to a settlement in which the class will waive the appeal right and release claims. It is believed that the net payment Kaiser will pay in settlement will not be material. The parties are preparing a written settlement agreement which has been delayed due to the named plaintiffs negotiating a settlement with the defendants that remained in the case. Kaiser’s settlement is subject to the execution of the written settlement agreement and the Superior Court’s approval of the settlement after notice to the class.

In October 2005 Kaiser instituted an arbitration proceeding against its managers’ and officers’ insurance carrier regarding coverage of the Slemmer litigation since the carrier had not reimbursed Kaiser for any of its costs of defense. In November 2005 Kaiser received a payment of $650,000 from the insurance carrier as partial reimbursement for such defense costs. In April 2006, Kaiser received an additional payment of $170,000 toward

KAISER VENTURES LLC AND SUBSIDIARIES

its defense costs. Since, among other reasons, these payments do not fully reimburse Kaiser for its costs of defense and the carrier also has indicated that it will not pay some or all of Kaiser’s settlement costs, the arbitration proceeding against the carrier is continuing.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company’s next meeting of members is scheduled for Tuesday, June 20, 2006, beginning at 9:00 a.m. (local time), at the Doubletree Ontario Airport Hotel, located at 222. N. Vineyard Avenue, Ontario, California. The purpose of the meeting is the election of individuals to serve on the Company’s Board of Managers. We anticipate that this annual meeting will be broadcast over the internet and that it will also be available via telephone through a conference call operator. Details of the webcast and the conference call are posted at Kaiser’s website, www.kaiserventures.com. Proxy materials for the meeting were mailed to members on or about May 5, 2006.

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

None

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer