Form 10QSB
period 2006-06-30
KAISER VENTURES LLC
filed 2006-08-10
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

At August 1, 2006, 6,969,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•	An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000, which sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005 the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision is being appealed by the Company;

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

•	Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, the September 2005 adverse U.S. District Court decision reversing a completed land exchange between Kaiser and the United States Bureau of Land Management (“BLM”), if upheld on appeal, will change the amount and nature of a material portion of Kaiser’s land holdings at the Eagle Mountain Site.

As of June 30, 2006, we also had cash and cash equivalents, receivables and short-term investments of approximately $10,980,000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than September 30, 2006. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections buried under silt while other areas had their rail bed undermined. We have accrued on our balance sheet a total liability of approximately $4,338,000 for the estimated cost of repair. While the Company undertakes, from time to time, the work necessary to maintain and to assist in preserving and protecting the railroad, the major repairs required to return the railroad to its condition prior to the flood damage are being deferred until a later date.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company evaluated its alternatives with respect to the decision and decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. The Department of Interior has also appealed the decision. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. It is likely that the appeal process will take at least two years. The first brief in the matter is to be filed in September 2006. Under the current briefing schedule, the final brief in the case is to be filed in February 2007. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. It in anticipated that additional funds will need to be raised by MRC in 2006. There is no assurance that funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-QSB and discussed in more detail in the Company’s Annual Report on Form 10-KSB for 2005, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District, or as a result of the adverse U.S. District Court decision. In addition, there can be no assurance that both parties will continue to extend the closing date or as to the timing of the receipt of the purchase price if a closing does take place. There also can be no assurance that the completed purchase of the competing Mesquite Landfill Project by the District and its construction will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District. In addition, the September 2005 decision of the U.S. District Court to reverse a completed land exchange with the BLM, if fully affirmed on appeal, jeopardizes the viability of Landfill Project. While the Company and the Department of Interior have appealed the decision, there can be no assurance that the appeal will be successful. In addition, no assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on the Landfill Project and on our current plan to sell the Landfill Project to the District. If we are unable to manage any of these risks or uncertainties, we may not have a viable Landfill Project and/or may not be able to sell the Landfill Project and thus the value of our Class A Units could be materially reduced.

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

Through the second calendar quarter of 2006, we received a total of $500,000 in cash distributions from the West Valley MRF.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-KSB for 2005.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, as well as for other portions of the Eagle Mountain town site, as of the date of this Form 10-QSB we have not had any success. However, portions of Kaiser’s fee owned land at Eagle Mountain are occasionally being used in connection with the training of U.S. military personnel. We will continue to explore these types of opportunities for the use of the land at Eagle Mountain.

Lake Tamarisk

The Company has considered and continues to consider the possible sale and other opportunities for its property at Lake Tamarisk. A potential sale of the Company’s properties at Lake Tamarisk did not occur in the second quarter of 2006.

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the Company’s share of income related to its investment in the West Valley MRF that is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Historically, significant components of interim revenue activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain facility. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. During the fourth quarter of 2004 the Eagle Mountain Townsite operations were mothballed. However, we continue to incur expenses for Townsite maintenance and the use of outside consultants to investigate possible profitable uses of the remaining Eagle Mountain property. In addition, we anticipate the expenditure of funds related to the demolition and remediation of certain buildings at Eagle Mountain, for which the costs have already been accrued.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2006 and 2005

Resource Revenues. Total net resource revenues for the second quarter of 2006 were $115,000, compared to $359,000 for 2005. The reasons for this reduction are discussed below in “Ongoing Operations” and “Interim Activities (net)”.

Ongoing Operations. Income from the Company’s equity method investment decreased by $204,000 to $404,000. This decrease in equity income from the West Valley MRF is mainly due to lower MRF volumes and commodity prices as compared to the same period in 2005 plus higher operating expenses primarily in the areas of staffing ($136,000) and repair and maintenance ($59,000) being partially offset by lower lease ($12,000) and consumables expenses ($21,000). Additionally, due to a dispute with one customer over transportation rate increases, an increase in the accounts receivable reserve of $125,000 was recorded.

Interim Activities (net). Interim activities net of expenses for the second quarter of 2006 was a net loss of $289,000 compared to a net loss of $249,000 for the same period in 2005. Higher Townsite maintenance expenses, the cost of consultants to investigate possible profitable uses of the remaining Eagle Mountain property and the amortization of the capitalized Townsite abatement reserve were the major reasons for the increase in the net loss. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the second quarter of 2006 and 2005 were $75,000 and $80,000, respectively. This expense is due to the amortization expense associated with the Company’s environmental insurance policy. The reduction in 2006 from the same period in 2005 is due to a refund from the insurance carrier recorded in 2005.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2006 decreased 20% to $693,000 from $869,000 for the same period in 2005. The decrease is mainly due to a partial payment received from our insurance carrier relating to litigation costs for which we have filed a reimbursement claim.

Net Interest and Investment Income. Net interest and investment income for the second quarter of 2006 was $96,000 compared to $55,000 for the same period in 2005. The change was due to an increase in dividend income and no realized capital loss from the sale of investments.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $557,000 in the second quarter of 2006 versus a pre-tax loss of $535,000 for the same period in 2005. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for the second quarter of 2006, versus $1,000 for the same period in 2005.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Income. For the second quarter of 2006, the Company incurred a net loss of $559,000, or $0.08 per unit, versus a net loss of $536,000, or $0.08 per unit, reported for the same period in 2005.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2006 and 2005

Resource Revenues. Total net resource revenues for the first six months of 2006 were $197,000, compared to $587,000 for 2005. The reasons for this reduction are discussed below in “Ongoing Operations” and “Interim Activities (net)”.

Ongoing Operations. Income from the Company’s equity method investment decreased by $239,000 to $749,000. This decrease in equity income in the West Valley MRF is mainly due to lower MRF volumes and commodity prices as compared to the same period in 2005 plus higher operating expenses primarily in the areas of staffing ($240,000) and repair and maintenance ($157,000) being partially offset by lower depreciation and amortization expense ($54,000) and consumables ($47,000). Additionally, due to a dispute with one customer over transportation rate increases, an increase in the accounts receivable reserve of $125,000 was recorded.

Interim Activities (net). Interim activities net of expenses for the first six months of 2006 was a net loss of $552,000 compared to a net loss of $401,000 for the same period in 2005. Higher Townsite maintenance expenses, the cost of consultants to investigate possible profitable uses of the remaining Eagle Mountain property and the amortization of the capitalized Townsite abatement reserve were the major reasons for the increase in the net loss. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenue (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the six months ended June 30, 2006 and 2005 were $150,000 and $160,000, respectively. This expense is due to the amortization expense associated with the Company’s environmental insurance policy. The reduction in 2006 from the same period in 2005 is due to a refund from the insurance carrier recorded in 2005.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2006 decreased 24% to $1,000,000 from $1,318,000 for the same period in 2005. The decrease is mainly due to a partial payment received from our insurance carrier relating to litigation costs for which we have filed a reimbursement claim.

Net Interest and Investment Income. Net interest and investment income for the first six months of 2006 was $187,000 compared to $120,000 for the same period in 2005. The change was due to an increase in dividend income and no realized capital loss from the sale of investments.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $766,000 in the first six months of 2006 versus a pre-tax loss of $771,000 for the same period in 2005. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $5,000 for the first six months of 2006, versus $4,000 for the same period in 2005.

Net Income. For the first six months of 2006, the Company incurred a net loss of $771,000, or $0.11 per unit, versus a net loss of $775,000, or $0.11 per unit, reported for the same period in 2005.

KAISER VENTURES LLC AND SUBSIDIARIES

FINANCIAL POSITION

Cash, Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $1,258,000 to $2,843,000 at June 30, 2006 from $4,101,000 at December 31, 2005. Included in cash and cash equivalents is $1,088,000 and $1,588,000 held solely for the benefit of MRC at June 30, 2006 and December 31, 2005, respectively. The decrease in cash and cash equivalents is primarily due to $1,284,000 in cash used for operations, capitalized landfill expenditures of $494,000 and dividend reinvestments of $154,000 being offset by cash distribution from the West Valley MRF of $500,000, an insurance claim receipt of $170,000 and the net reduction in notes and accounts receivable of $4,000.

Working Capital. During the first six months of 2006, current assets decreased $1,222,000 to $12.2 million, while current liabilities increased $144,000 to $2.3 million. The decrease in current assets resulted primarily from a decrease of $46,000 in short term investments, a decrease in notes receivable of $57,000 and a decrease of $1,258,000 in cash and cash equivalents as discussed above. These decreases were partially offset by an increase in accounts receivable and other (net) of $139,000. The increase in current liabilities is mainly due to the net of an increase of $136,000 in accounts payable and a $42,000 increase in taxes payable and a decrease of $33,000 in accrued liabilities. Included in current liabilities, as of June 30, 2006, is $163,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first six months of 2006 by $1,367,000 to $9.8 million at June 30, 2006.

Accounts Receivable and Other (net). During the first six months of 2006, accounts receivable and other (net) increased by $139,000 primarily as a result of the pre-payment of our 2006-2007 insurance partially offset by the collection of accounts receivable. A payment of $170,000 relating to a recorded insurance claim receivable was received during the second quarter of 2006. Since all costs related to the insurance claim receivable have been fully reserved, the payment received served to reduce the receivable and reserve and therefore had no effect on the net balance of the accounts receivable and other. The insurance payment received was related to the Slemmer litigation for which all costs above the Company’s retention amount represent a claim against our insurance and are fully reserved. Please see “Legal Proceedings” “Slemmer Litigation and Insurance Coverage Dispute” for further detail regarding this case.

Notes Receivable. During the first six months of 2006 a note receivable with a balance of $57,000, was collected in full.

Short-Term Investments. During the first six months of 2006, short-term investments decreased $46,000 as a result of a decrease in the market value of bond mutual funds ($201,000) being partially offset by the additional investment in bond mutual funds ($154,000). At June 30, 2006, the Company had $7.7 million of its excess cash reserves invested in bond mutual funds. Based on the liquidity of these investments, the entire amount was classified as a current asset.

Investments. The Company’s recording of $749,000 related to its equity share of income from the investment in the West Valley MRF, for the first six months of the year was partially offset by the receipt of cash distributions totaling $500,000 resulting in a $249,000 increase in the Company’s investment. Our investment in the Eagle Mountain Landfill increased $494,000 during the first six months of 2006 due to continuing landfill development activities.

Other Assets. There was a decrease in other assets of $327,000 which is primarily the result of the amortization of the environmental insurance policy of $150,000, and an increase in accumulated depreciation as of June 30, 2006 of $177,000.

KAISER VENTURES LLC AND SUBSIDIARIES

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2006, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of June 30, 2006, the Company has recorded $5,179,000 of minority interest relating to the approximately 18% ownership interest in MRC the Company does not own.

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

KAISER VENTURES LLC AND SUBSIDIARIES

will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as fuel and personnel costs and (iv) future competition from competing facilities. As of July 1, 2006, the West Valley MRF was able to increase it rates to many of its customers. However, these rate increases may not be sufficient to cover past and future anticipated increases in the costs of operation. In addition, commodity prices have decreased from the prices received last year which is impacting the West Valley MRF’s revenue. To begin addressing anticipated future needs, the West Valley MRF is in early stages of seeking to increase its permitted capacity to 7,500 tons per days of waste processing capacity. It is currently estimated that the cost of obtaining this increase in permitted capacity will be less than $500,000.

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

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior are appealing the decision. It is likely that the appeal process will take at least two years. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

KAISER VENTURES LLC AND SUBSIDIARIES

Sale of Miscellaneous Properties, Eagle Mountain Townsite, and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants for the private prison facility in the Eagle Mountain Townsite. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts. In addition, due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we will need to demolish or rehabilitate a number of structures over the next several years. We anticipate that at least approximately 27 houses will be demolished in the third quarter of 2006, the cost of which has previously been accrued.

In addition, we are exploring possible opportunities for the sale of rock from the Eagle Mountain Site. As a result of past mining activities, millions of tons of rock of various sizes was stock piled near the Eagle Mountain Townsite. Any sale of rock would be from property that is not a part of the landfill project.

We have also explored the use of our property at Eagle Mountain for other purposes. In the past, military and law enforcement training exercises have taken place on portions of the Eagle Mountain property. The most recent example of this is that in July 2006 the U.S. Marines conducted troop training exercises on portions of our Eagle Mountain property. We anticipate that portions of the Eagle Mountain site will again be used in the future for military and law enforcement training.

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

We continue to undertake activities to implement the cash maximization strategy and the Board continues to review the implementation of this current strategy. However, the September 2005 adverse U.S. District Court decision concerning the landfill project may ultimately alter and will certainly impact the timing of the continuing implementation of the cash maximization strategy.

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,843,000	$4,101,000
Accounts receivable and other, net of allowance for doubtful accounts of $536,000 and $520,000 of which $502,000 and $486,000 relate to an insurance company receivable for June 30, 2006 and December 31, 2005, respectively	417,000	278,000
Short-term investments	7,720,000	7,767,000
Note receivable	—	57,000
Restricted cash held for conversion distribution	1,190,000	1,190,000

	12,170,000	13,393,000

Eagle Mountain Landfill Investment	30,811,000	30,317,000

Investment in West Valley MRF	4,922,000	4,674,000

Land	2,503,000	2,503,000

Other Assets
Deferred income tax asset	80,000	80,000
Unamortized environmental insurance premium	2,100,000	2,250,000
Buildings and equipment (net)	1,508,000	1,685,000

	3,688,000	4,015,000

Total Assets	$54,094,000	$54,902,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$343,000	$207,000
Conversion distribution payable	1,190,000	1,190,000
Current portion of MRC accrual for casualty loss	143,000	143,000
Accrued liabilities	638,000	630,000

	2,314,000	2,170,000

Long-term Liabilities
Accrued liabilities	4,195,000	4,195,000
Accrual for MRC casualty loss	2,495,000	2,500,000
Environmental remediation reserve	3,107,000	3,112,000
Other Accrued Liabilities	250,000	250,000

	10,047,000	10,057,000

Total Liabilities	12,361,000	12,227,000

Minority Interest	5,179,000	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at June 30 6,969,299 at December 31 6,949,299	37,062,000	37,803,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive loss	(508,000)	(307,000)

Total Members’ Equity	36,554,000	37,496,000

Total Liabilities and Members’ Equity	$54,094,000	$54,902,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$404,000	$608,000	$749,000	$988,000
Interim activities net loss	(289,000)	(249,000)	(552,000)	(401,000)

Total resource revenues	115,000	359,000	197,000	587,000

Resource Operating Costs
Environmental insurance premium amortization	75,000	80,000	150,000	160,000

Income from Resources	40,000	279,000	47,000	427,000
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding severance and employee retention expenses	693,000	869,000	1,000,000	1,318,000

Loss from Operations	(653,000)	(590,000)	(953,000)	(891,000)
Net interest and investment income	(96,000)	(55,000)	(187,000)	(120,000)

Loss before Income Tax Provision	(557,000)	(535,000)	(766,000)	(771,000)
Income tax provision	2,000	1,000	5,000	4,000

Net Loss	$(559,000)	$(536,000)	$(771,000)	$(775,000)

Basic Loss Per Unit	$(0.08)	$(0.08)	$(0.11)	$(0.11)

Diluted Loss Per Unit	$(0.08)	$(0.08)	$(0.11)	$(0.11)

Basic Weighted Average Number of Units Outstanding	6,951,000	6,933,000	6,950,000	6,931,000
Diluted Weighted Average Number of Units Outstanding	6,951,000	6,933,000	6,950,000	6,931,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net loss	$(771,000)	$(775,000)
Income from equity method investments	(749,000)	(988,000)
Depreciation and amortization	327,000	192,000
Realized loss on sale of investments	—	24,000
Issuance of Class A Units	30,000	15,000
Changes in assets:
Receivables and other	(138,000)	(168,000)
Deferred income tax asset	—	(80,000)
Changes in liabilities:
Current liabilities	144,000	(327,000)

Net cash flows from operating activities	(1,157,000)	(2,107,000)

Cash Flows from Investing Activities
Distribution from West Valley MRF.	500,000	500,000
Purchase of investments	(154,000)	(114,000)
Maturities of investments	—	1,016,000
Note receivable collections	57,000	131,000
Capitalized landfill expenditures	(494,000)	(277,000)
Eagle mountain Townsite clean-up expenditures	(5,000)	—
Environmental remediation expenditures	(5,000)	(5,000)

Net cash flows from investing activities	(101,000)	1,251,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent	—	(75,000)
Decrease (increase) in restricted Cash for conversion distribution	—	75,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	(1,258,000)	(856,000)
Cash and Cash Equivalents at Beginning of Year	4,101,000	4,135,000

Cash and Cash Equivalents at End of Quarter	$2,843,000	$3,279,000

Supplemental disclosure of non-cash investing and financing activities

	2006	2005
Cash paid during the period for income taxes	$5,000	$43,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Six Months Ended June 30, 2006

(Unaudited)

	Class A		Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Units	Amount
Balance at December 31, 2005	6,949,299	$37,803,000	$(307,000)	$37,496,000
Net loss	—	(771,000)	—	(771,000)
Comprehensive income, change in net unrealized gain (loss) on investments	—	—	(201,000)	(201,000)

Comprehensive loss				(972,000)

Issuance of Class A Units	20,000	30,000	—	30,000

Balance at June 30, 2006	6,969,299	$37,062,000	$(508,000)	$36,554,000

At June 30, 2006 and December 31, 2005, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note	1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2006 and for the six month periods ended June 30, 2006 and 2005, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2006, and results of operations and cash flows for the six month periods ended June 30, 2006 and 2005.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2006, the Company considered all of its short term investments to be “available-for-sale”. Accordingly, all “available for sale” investments will be marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. See Note 3, for additional information relating to the classification of investments.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. During the first six months of 2006, the Company adopted SFAS No. 123R. The adoption of SFAS No. 123R has had no impact on reported earnings because all outstanding options were vested at December 31, 2005, and no options have been issued since its adoption.

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

In June 2005, the Company was notified that it was to receive a refund of a portion of the cost of the policy relating to other commissions. The refund, totaling $106,000, was recorded as a reduction in the cost of the policy and the future amortization of the policy cost has been adjusted accordingly as described below.

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

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2006 and December 31, 2005 the Company

KAISER VENTURES LLC AND SUBSIDIARIES

had investments in bond mutual funds which were all classified as “available for sale”. The classification of investment securities is reviewed by the Company at each reporting period.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2006 and December 31, 2005:

AVAILABLE-FOR-SALE SECURITIES	JUNE 30, 2006	DECEMBER 31, 2005
Bond funds	$7,700,000	$7,700,000

As of June 30, 2006, the Company’s “available for sale” securities had an unrealized net loss of $508,000 that is included in “other comprehensive income (loss)”, a component of Member’s Equity on two bond funds. As of December 31, 2005, the Company’s “available for sale” securities had an unrealized net loss of $307,000 that was included in “other comprehensive income (loss)”, a component of Member’s Equity on two bond funds. Due to the diverse nature and return history of these bond funds, the Company believes that these losses are only temporary.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	May 30, 2006	November 30, 2005
Current Assets	$9,803,000	$11,480,000
Property and Equipment (net)	13,991,000	14,304,000
Other Assets	271,000	309,000

Total Assets	$24,065,000	$26,093,000

Current Liabilities	$7,012,000	$8,037,000
CPCFA Bonds Payable – long term portion	8,970,000	8,970,000
Members’ Equity	8,083,000	9,086,000

Total Liabilities and Members’ Equity	$24,065,000	$26,093,000

Income Statement Information:	2006	2005
For the three months ended May 30
Net Revenues	$3,584,000	$3,622,000
Gross Profit	$1,308,000	$1,554,000
Net Income	$807,000	$1,215,000

The Company recognized equity income from the West Valley MRF of $404,000 and $608,000 for the first six months of 2006 and 2005, respectively. The Company received cash distributions of $500,000 and $1,000,000 during the first six months of 2006 and 2005, respectively from its investment in the West Valley MRF.

Note	5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2006, concluded that no impairment of long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost. However, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; (c) our long-term notes receivable have been collected in full in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

As of June 30, 2006, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.4 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.4 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

KAISER VENTURES LLC AND SUBSIDIARIES

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior have appealed the decision to the U. S. 9th Circuit Court of Appeals. This adverse decision, if fully affirmed on appeal, will materially impact the viability of the Landfill Project in that it would prevent its development as currently permitted. It is likely that the appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. It is anticipated that additional funds will need to be raised in 2006 by MRC prior to a sale of the landfill project. There is no assurance that funding can be obtained or that it can be obtained on acceptable terms.

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

Slemmer Litigation and Insurance Coverage Dispute. The remaining defendants (Fontana Union Water Company, Cucamonga County Water District (now called Cucamonga Valley Water District), San Gabriel Valley Water Company and directors and/or officers of Fontana Union Water Company) in the class action Thomas M. Slemmer, et al. v. Fontana Union Water Company, et al., (San Bernardino County Superior Court, California, Case No. SCVSS 086856) have reached a settlement of the lawsuit, subject to final court approval after notice to the class members. In September 2005 the Court ruled that there was no triable issue of material fact in the lawsuit with regard to Kaiser and that Kaiser was entitled to judgment in its favor as a matter of law. In October 2005 the Court entered judgment in Kaiser’s favor and dismissed the action against Kaiser with prejudice. In December 2005 the trial court reaffirmed its decision to dismiss Kaiser from the case in response to plaintiffs’ motion for reconsideration or, in the alternative, motion for new trial.

The Court’s order and judgment dismisses all the claims made against Kaiser. However, the judgment in Kaiser’s favor was appealed. To resolve the appeal, and to minimize future litigation costs and resolve any possible uncertainty associated with the appeal, Kaiser and the class representative and other named plaintiffs agreed to a settlement in which the class waived the appeal right and released their claims. A definitive settlement agreement with regard to the appeal was reached and executed in June 2006 and it received preliminary court approval in June. Notice was provided to the class members of Kaiser’s settlement of the appeal and the separate settlement of the remaining defendants. The trial court in July 2006 made a final recommendation to approve Kaiser’s settlement to the California Court of Appeal. The California Court of Appeal has jurisdiction over the case with respect to Kaiser due to the appeal of the summary judgment in Kaiser’s favor. It is anticipated that the final settlement will be approved by the California Court of Appeal. The settlement agreement provides for a gross settlement payment of $160,000 from Kaiser. However, since Kaiser was granted summary judgment, it is entitled to reimbursement of approximately $28,000 of its costs. Thus, the net out-of-pocket cost of the settlement is approximately $132,000.

KAISER VENTURES LLC AND SUBSIDIARIES

In October 2005 Kaiser instituted an arbitration proceeding against its managers’ and officers’ insurance carrier regarding coverage of the Slemmer litigation since the carrier had not reimbursed Kaiser for any of its costs of defense. In November 2005 Kaiser received a payment of $650,000 from the insurance carrier as partial reimbursement for such defense costs. In April 2006, Kaiser received an additional payment of $170,000 toward its defense costs. Since, among other reasons, these payments do not fully reimburse Kaiser for its costs of defense and the carrier also has indicated that it will not pay some or all of Kaiser’s settlement costs, the arbitration proceeding against the carrier is continuing. A mediation of the dispute is currently scheduled for the third quarter of 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held a meeting of his its members on Tuesday, June 20, 2006, beginning at 9:00 a.m. (local time), at the Doubletree Ontario Airport Hotel, located at 222. N. Vineyard Avenue, Ontario, California. The purpose of the meeting was the election of individuals to serve on the Company’s Board of Managers. The voting results are as follows:

MEMBER	VOTES FOR	VOTES AGAINST	VOTES WITHHELD
Ronald E. Bitonti	3,978,430	11,668	16,578
Todd G. Cole	3,981,093	9,952	15,631
Gerald A. Fawcett	3,981,066	9,547	16,063
Richard E. Stoddard	3,984,753	5,037	16,886
Marshall F. Wallach	3,982,465	8,612	15,599

A total of 6,731,006 Class A Units were eligible to vote at the meeting, and a total of 4,006,676 were voted.

Item 5.	OTHER INFORMATION

The Company qualifies as a “small business issuer” under applicable rules and regulations of the Securities and Exchange Commission.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31.1	-	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

KAISER VENTURES LLC AND SUBSIDIARIES

Exhibit 31.2	-	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32	-	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

B.	Reports on Form 8-K

None

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 10, 2006

KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey Principal Financial Officer