Form 10QSB
period 2006-09-30
KAISER VENTURES LLC
filed 2006-11-13
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

At November 1, 2006, 6,969,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors of Kaiser Steel Corporation.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2005 Annual Report on Form 10-KSB for background information and a complete understanding as to material developments concerning the Company. These can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•	An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000, which sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision is being appealed by the Company;

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

•	Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, the September 2005 adverse U.S. District Court decision reversing a completed land exchange between Kaiser and the United States Bureau of Land Management (“BLM”), if upheld on appeal, will change the amount and nature of a material portion of Kaiser’s land holdings at the Eagle Mountain Site.

As of September 30, 2006, we also had cash and cash equivalents, receivables and short and long term investments of approximately $10,810,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, with an initial closing currently scheduled to occur in the fourth quarter of 2006. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of

KAISER VENTURES LLC AND SUBSIDIARIES

the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005 a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than December 31, 2006. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, limited portions of the railroad (less than ten percent of the railroad) and related protective structures sustained damage due to heavy rains and flash floods. This damage included having some rail sections buried under silt while other areas had their rail bed undermined. We have currently accrued on our balance sheet a liability of approximately $4,338,000 for the estimated cost of repair. While the Company undertakes, from time to time, the work necessary to maintain and to assist in preserving and protecting the railroad, the major repairs required to return the railroad to its condition prior to the flood damage are being deferred until a later date.

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

The Company has evaluated its alternatives with respect to the decision and has decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. The Department of Interior has also appealed the decision. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. It is likely that the appeal process will take at least two years. The first brief in the matter is currently scheduled to be filed in January 2007. Under the current briefing schedule, the final brief in the case is to be filed in June 2007. The briefing schedule has been delayed several times at the request of the U.S. Department of Justice. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. It in anticipated that additional funds will need to be raised by MRC in 2006 or early 2007 through another private placement. There is no assurance that funding can be obtained or that it can be obtained on acceptable terms.

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

KAISER VENTURES LLC AND SUBSIDIARIES

of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”). This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF.

During the first nine months of 2006, we received a total of $1,000,000 in cash distributions from the West Valley MRF.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-KSB for 2005.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, we have not had any success as of the date of this Report on Form 10-QSB. However, portions of Kaiser’s fee owned land at Eagle Mountain are occasionally being leased to third parties in connection with the training of U.S. military personnel. We will continue to explore these types of opportunities for the use of the land and facilities at Eagle Mountain.

During the third quarter of 2006, several houses were remediated and then demolished at the Eagle Mountain Townsite at a total cost of approximately $354,000, which was charged to the previously established Eagle Mountain abatement and clean-up reserves, as applicable.

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

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Historically, significant components of interim revenue activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain facility. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. During the fourth quarter of 2004 the Eagle Mountain Townsite operations were mothballed. However, we continue to incur expenses for Townsite maintenance and the use of outside consultants to investigate possible profitable uses of the remaining Eagle Mountain property. In addition, we have recently remediated and demolished certain buildings at Eagle Mountain, for which the costs have already been accrued.

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

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2006 and 2005

Resource Revenues. Total net resource revenues for the third quarter of 2006 were $474,000, compared to $336,000 for 2005. The reasons for this increase are discussed below in “Ongoing Operations” and “Interim Activities (net)”.

Ongoing Operations. Income from the Company’s equity method investment increased by $49,000 to $618,000. This increase in equity income from the West Valley MRF is the result of higher revenues ($134,000) due to rate increases which went into effect in July 2006, and an increase in green waste tonnage, as well as the reversal of accrued liabilities ($109,000) for which it was determined that the liability no longer existed. These increases were partially offset by higher transportation ($128,000) and disposal ($88,000) expenses. Additionally, we continue to experience lower MRF recycling volumes and commodity prices as compared to the same period in 2005.

Interim Activities (net). Interim activities net of expenses for the third quarter of 2006 was a net loss of $144,000 compared to a net loss of $233,000 for the same period in 2005. The reduction in the net loss resulted from higher revenues earned from utilizing portions of the property for military training more than offsetting higher Townsite maintenance expenses and the amortization of the capitalized Townsite abatement and clean-up reserves. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the third quarter of 2006 and 2005 were $75,000 and $89,000, respectively. The decrease in 2006 from the same period in 2005 is due to a reduction in the Company’s deferred environmental insurance policy premium (due to a refund from the insurance company) which is now being amortized at $75,000 per quarter.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 2006 increased 38% to $509,000 from $368,000 for the same period in 2005. The increase is mainly due to legal expenses relating to litigation costs for which we have filed a reimbursement claim with the insurance carrier. During October 2006, the Company reached a tentative agreement with the insurance company regarding the reimbursement claim and will record a $455,000 credit/gain against these litigation costs when the agreement is executed later this year.

Net Interest and Investment Income. Net interest and investment income (loss) for the third quarter of 2006 was ($208,000) compared to $56,000 for the same period in 2005. This change was the result of the sale of all investments in two PIMCO bond funds. The proceeds from the sale of the PIMCO bonds were reinvested in short and long-term high grade commercial paper and U.S. government bonds. The

KAISER VENTURES LLC AND SUBSIDIARIES

recording of the sale required the realization of a capital loss of $367,000 which was previously reflected in accumulated other comprehensive loss, a component of members’ equity.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $318,000 in the third quarter of 2006 versus a pre-tax loss of $65,000 for the same period in 2005. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $3,000 for the third quarter of 2006, versus no tax for the same period in 2005.

Net Loss. For the third quarter of 2006, the Company incurred a net loss of $321,000, or $0.05 per unit, versus a net loss of $65,000, or $0.01 per unit, reported for the same period in 2005.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2006 and 2005

Resource Revenues. Total net resource revenues for the first nine months of 2006 were $671,000, compared to $923,000 for 2005. The reasons for this reduction are discussed below in “Ongoing Operations” and “Interim Activities (net)”.

Ongoing Operations. Income from the Company’s equity method investment decreased by $190,000 to $1,367,000 for the first nine months of 2006 as compared to the same period in 2005. This decrease in equity income in the West Valley MRF is mainly due to lower MRF volumes and commodity prices as compared to the same period in 2005 plus higher operating expenses primarily in the areas of staffing ($246,000) and repair and maintenance ($77,000). Additionally, due to a dispute with one customer over transportation rate increases, an increase in the accounts receivable reserve of $125,000 was recorded. These increases in expenses were partially offset by lower depreciation and amortization expense ($77,000) and consumables expense ($50,000), as well as the reversal of accrued liabilities for which it was determined that the liability no longer existed. Finally, rate increases which went into effect in July 2006 are beginning to offset some of these higher costs.

Interim Activities (net). Interim activities net of expenses for the first nine months of 2006 was a net loss of $696,000 compared to a net loss of $634,000 for the same period in 2005. Higher Townsite maintenance expenses, the cost of consultants to investigate possible profitable uses of the remaining Eagle Mountain property and the amortization of the capitalized Townsite abatement reserve were the primary reasons for the increase in the net loss. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the nine months ended September 30, 2006 and 2005 were $225,000 and $249,000, respectively. The decrease in 2006 from the same period in 2005 is due to a reduction in the Company’s deferred environmental insurance policy premium (due to a refund from the insurance company) which is now being amortized at $75,000 per quarter.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2006 decreased 11% to $1,509,000 from $1,686,000 for the same period in 2005. The decrease is mainly due to an approximate $100,000 reduction in legal costs associated with the Slemmer litigation, which has been settled. The Company has been seeking reimbursement of these costs from its insurance company. During October 2006, the Company reached a tentative agreement with the

KAISER VENTURES LLC AND SUBSIDIARIES

insurance company regarding the reimbursement claim and will record a $455,000 credit/gain against these litigation costs when the settlement agreement is executed later this year.

Net Interest and Investment Income (Loss). Net interest and investment income (loss) for the first nine months of 2006 was ($21,000) compared to $176,000 for the same period in 2005. This change was the result of the sale of all investments in two PIMCO bond funds. The proceeds from the sale of the PIMCO bonds were reinvested in short and long-term high grade commercial paper and U.S. governmental bonds. The recording of the sale required the realization of a capital loss of $367,000 which was previously reflected in accumulated other comprehensive loss, a component of members’ equity.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $1,084,000 in the first nine months of 2006 versus a pre-tax loss of $836,000 for the same period in 2005. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $7,000 for the first nine months of 2006, versus $3,000 for the same period in 2005.

Net Loss. For the first nine months of 2006, the Company incurred a net loss of $1,091,000, or $0.16 per unit, versus a net loss of $839,000, or $0.12 per unit, reported for the same period in 2005.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $1,055,000 to $3,046,000 at September 30, 2006 from $4,101,000 at December 31, 2005. Included in cash and cash equivalents is $958,000 and $1,588,000 held solely for the benefit of MRC at September 30, 2006 and December 31, 2005, respectively. The decrease in cash and cash equivalents is primarily due to $2,256,000 in cash used for operations, and capitalized landfill expenditures of $635,000 being partially offset by net investment activity of $661,000, cash distributions from the West Valley MRF of $1,000,000, an insurance claim receipt of $170,000 and the net reduction in notes and accounts receivable of $4,000.

Working Capital. During the first Nine months of 2006, current assets decreased $3,395,000 to $9.9 million, while current liabilities increased $226,000 to $2.4 million. The decrease in current assets resulted primarily from a decrease of $2,356,000 in short term investments, a decrease in notes receivable of $57,000 and a decrease of $1,055,000 in cash and cash equivalents as discussed above. These decreases were partially offset by an increase in accounts receivable and other (net) of $74,000. The increase in current liabilities is mainly due to the net of an increase of $108,000 in accounts payable, a $41,000 increase in taxes payable and a increase of $77,000 in accrued liabilities. Included in current liabilities, as of September 30, 2006, is $150,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first nine months of 2006 by $3,621,000 to $7.6 million at September 30, 2006.

Accounts Receivable and Other (net). During the first nine months of 2006, accounts receivable and other (net) increased by $74,000 primarily as a result of the pre-payment of our 2006-2007 insurance and the recording of interest receivable on investments purchased, which were partially offset by the collection of accounts receivable. A payment of $170,000 relating to a recorded insurance claim receivable was received during the second quarter of 2006. Since all costs related to the insurance claim receivable have been fully reserved, the payment received served to reduce the receivable and reserve and therefore had no effect on the net balance of the accounts receivable and other. The insurance payment

KAISER VENTURES LLC AND SUBSIDIARIES

received was related to the Slemmer litigation for which all costs above the Company’s retention amount represent a claim against our insurance and are fully reserved. Please see “Legal Proceedings” “Slemmer Litigation and Insurance Coverage Dispute” for further detail regarding this case.

Notes Receivable. During the first nine months of 2006 a note receivable with a balance of $57,000, was collected in full.

Short-Term Investments. During the third quarter of 2006, short-term investments decreased by $2,356,000. This is the result of the sale of the Company’s investments in two PIMCO bond funds and the reinvestment a portion of the proceeds in short-term high grade commercial paper and U.S. government bonds. At September 30, 2006, the Company had $5.4 million of its excess cash reserves invested in such investments.

Long-Term Investments. During the third quarter of 2006, a portion of the proceeds from the company’ sale of two short term PIMCO bond funds were reinvested in long-term commercial paper. At September 30, 2006, the Company had $2.0 million of its’ excess cash reserves invested in long-term high grade commercial paper and U.S. governmental bonds.

Investments. The Company’s recording of $1,367,000 related to its equity share of income from the investment in the West Valley MRF, for the first nine months of the year was partially offset by the receipt of cash distributions totaling $1,000,000 resulting in a $367,000 increase in the Company’s investment. Our investment in the Eagle Mountain Landfill increased $615,000 during the first nine months of 2006 due to continuing landfill development activities which were capitalized.

Other Assets. There was a decrease in other assets of $490,000 which is primarily the result of the amortization of the environmental insurance policy of $225,000, and an increase in accumulated depreciation as of September 30, 2006 of $265,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of September 30, 2006, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of September 30, 2006, the Company has recorded $5,179,000 of minority interest relating to the approximately 17.5% ownership interest in MRC the Company does not own.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company had investments in two PIMCO bond funds that were classified as “available-for-sale” and were recorded at the purchase price of the security plus or minus the amortization of the discount or premium paid. Changes in the market value of the investments were recorded as a change to the investment with a corresponding change to comprehensive income, which is a component of members’ equity. In addition, realized gains or losses, and interest income or dividends were reflected in the statement of operations. During the third quarter of 2006 the Company liquidated these bond funds and now invests its’ excess cash reserves in high grade commercial paper, and U.S. government bonds which it classifies as “available-for-sale” and are recorded at the purchase price of the security plus or minus the discount or premium paid.

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

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3.8 million premium for the prospective insurance policy, which was reduced for a refund from the insurance carrier, is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as fuel and personnel costs and (iv) future competition from competing facilities. As of July 1, 2006, the West Valley MRF was able to increase it rates to many of its customers. However, these rate increases may not be sufficient to cover past and future anticipated increases in the costs of operation. In addition, commodity prices have decreased from the prices received last year which is impacting the West Valley MRF’s revenue. In order to address anticipated future demand, the West Valley MRF is seeking to increase its permitted capacity to 7,500 tons per days of waste processing capacity. It is currently estimated that the cost of obtaining this increase in permitted capacity will be less than $500,000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below.

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

Sale of Miscellaneous Properties, Eagle Mountain Townsite, and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants for the private prison facility in the Eagle Mountain Townsite. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts. In addition, due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we will need to demolish or rehabilitate a number of structures over the next several years. During the third quarter of 2006 several houses were remediated and demolished, the cost of which was previously accrued.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

FINANCIAL STATEMENTS

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,046,000	$4,101,000
Accounts receivable and other, net of allowance for doubtful accounts of $536,000 and $520,000 of which $502,000 and $486,000 relate to an insurance company receivable as of September 30, 2006 and December 31, 2005, respectively	352,000	278,000
Short-term investments	5,410,000	7,767,000
Note receivable	—	57,000
Restricted cash held for conversion distribution	1,190,000	1,190,000

	9,998,000	13,393,000

Long Term Investments	2,002,000	—

Eagle Mountain Landfill Investment	30,932,000	30,317,000

Investment in West Valley MRF	5,040,000	4,674,000

Land	2,523,000	2,503,000

Other Assets
Deferred income tax asset	80,000	80,000
Unamortized environmental insurance premium	2,025,000	2,250,000
Buildings and equipment (net)	1,420,000	1,685,000

	3,525,000	4,015,000

Total Assets	$54,020,000	$54,902,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$315,000	$207,000
Conversion distribution payable	1,190,000	1,190,000
Current portion of MRC accrual for casualty loss	143,000	143,000
Accrued liabilities	748,000	630,000

	2,396,000	2,170,000

Long-term Liabilities
Accrued liabilities	4,195,000	4,195,000
Accrual for MRC casualty loss	2,340,000	2,500,000
Environmental remediation reserve	2,918,000	3,112,000
Other Accrued Liabilities	250,000	250,000

	9,703,000	10,057,000

Total Liabilities	12,099,000	12,227,000

Minority Interest	5,179,000	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at September 30 6,969,299, at December 31 6,949,299	36,742,000	37,803,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive loss	—	(307,000)

Total Members’ Equity	36,742,000	37,496,000

Total Liabilities and Members’ Equity	$54,020,000	$54,902,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$618,000	$569,000	$1,367,000	$1,557,000
Interim activities net loss	(144,000)	(233,000)	(696,000)	(634,000)

Total resource revenues	474,000	336,000	671,000	923,000

Resource Operating Costs
Environmental insurance premium amortization	75,000	89,000	225,000	249,000

Income from Resources	399,000	247,000	446,000	674,000
Corporate General and Administrative Expenses

Corporate overhead expenses, excluding severance and employee retention expenses	509,000	368,000	1,509,000	1,686,000

Loss from Operations	(110,000)	(121,000)	(1,063,000)	(1,012,000)
Net interest income	159,000	84,000	346,000	228,000
Loss on sale of investments	(367,000)	(28,000)	(367,000)	(52,000)
Loss before Income Tax Provision	(318,000)	(65,000)	(1,084,000)	(836,000)
Income tax provision	3,000	—	7,000	3,000

Net Loss	$(321,000)	$(65,000)	$(1,091,000)	$(839,000)

Basic Loss Per Unit	$(0.05)	$(0.01)	$(0.16)	$(0.12)

Diluted Loss Per Unit	$(0.05)	$(0.01)	$(0.16)	$(0.12)

Basic Weighted Average Number of Units Outstanding	6,876,000	6,940,000	6,957,000	6,934,000
Diluted Weighted Average Number of Units Outstanding	6,876,000	6,940,000	6,957,000	6,934,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,091,000)	$(839,000)
Adjustments to reconcile net loss to net cash used by operating activities
Equity in income of West Valley MRF, LLC, net of distributions	(367,000)	(557,000)
Depreciation and amortization	491,000	296,000
Bad debt recoveries	87,000	—
Realized loss on sale of investments	367,000	52,000
Issuance of Class A Units	30,000	29,000
Changes in assets:
Receivables and other	(161,000)	(727,000)
Deferred income tax asset	—	(80,000)
Changes in liabilities:
Accounts payable	149,000	—
Eagle Mountain Townsite clean-up expenditures	(160,000)	—
Environmental remediation expenditures	(194,000)	(10,000)
Current liabilities	77,000	14,000

Net cash flows used by operating activities	(772,000)	(1,822,000)

Cash Flows from Investing Activities
Purchase of investments	(8,146,000)	(181,000)
Sale of investments.	8,441,000	2,021,000
Note receivable collections	57,000	217,000
Capitalized landfill expenditures	(635,000)	(401,000)

Net cash flows provided by (used by) investing activities	(283,000)	1,656,000

Cash Flows from Financing Activities
Receipt (payment) of conversion distribution from (to) transfer agent	—	(75,000)
Decrease in restricted Cash for conversion distribution	—	75,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	(1,055,000)	(166,000)
Cash and Cash Equivalents at Beginning of Year	4,101,000	4,135,000

Cash and Cash Equivalents at End of Quarter	$3,046,000	$3,969,000

Supplemental disclosure of non-cash investing and financing activities

	2006	2005
Cash paid during the period for income taxes	$8,800	$43,000

Certain 2005 amounts have been reclassified to conform with 2006 presentation

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Nine Months Ended September 30, 2006

(Unaudited)

	Class A		Accumulated Other Comprehensive Loss	Total Members’ Equity
	Units	Amount
Balance at December 31, 2005	6,949,299	$37,803,000	$(307,000)	$37,496,000
Net loss	—	(1,091,000)	—	(1,091,000)
Reclassification adjustment for loss included in statement of operations	—	—	307,000	307,000

Comprehensive loss				(784,000)

Issuance of Class A Units	20,000	30,000	—	30,000

Balance at September 30, 2006	6,969,299	$36,742,000	$—	$36,742,000

At September 30, 2006 and December 31, 2005, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of September 30, 2006 and for the nine month periods ended September 30, 2006 and 2005, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2006, and results of operations and cash flows for the nine month periods ended September 30, 2006 and 2005.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2006, the Company considered all of its short term investments to be “available-for-sale”. Accordingly, all “available for sale” investments were marked to market with any unrealized gain or loss reflected as an increase or decrease to the investment and a corresponding increase or decrease to comprehensive income, which is a component of members’ equity. During the third quarter of 2006 the Company liquidated two bond funds and now invests its’ excess cash reserves in high grade commercial paper, and U.S. government bonds, which it classifies as “available-for-sale.” These investments are recorded at the purchase price of the security plus or minus the discount or premium paid. See Note 3, for additional information relating to the classification of investments.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. During the first nine months of 2006, the

KAISER VENTURES LLC AND SUBSIDIARIES

Company adopted SFAS No. 123R. The adoption of SFAS No. 123R has had no impact on reported earnings because all outstanding options were vested at December 31, 2005, and no options have been issued since its adoption.

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

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2005 the Company had investments in bond mutual funds which were all classified as “available for sale”. At September 30, 2006 the Company had investments in high grade commercial paper and U.S. governmental bonds which are classified as “available-for-sale.” The classification of investment securities is reviewed by the Company at each reporting period.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of September 30, 2006 and December 31, 2005:

AVAILABLE-FOR-SALE SECURITIES	SEPTEMBER 30, 2006		DECEMBER 31, 2005
Bond funds	$		$7,700,000
Commercial Paper		$7,412,000	$—

Of the $7,412,000 available for sale at September 30, 2006, $2,002,000 has a maturity of more than one year.

As of December 31, 2005, the Company’s “available for sale” securities had an unrealized net loss of $307,000 that was included in “accumulated other comprehensive income (loss)”, a component of Member’s Equity on two bond funds. Due to the diverse nature and return history of these bond funds, the Company decided to liquidate the funds and invest its’ excess cash reserves in less speculative commercial paper and U.S. government bonds. As a result of the liquidation of these funds, the Company recognized the $307,000 unrealized loss in the Income Statement during the third quarter. However, the recognition of this loss in the Income Statement had no impact on members’ equity since the loss had previously been reflected in comprehensive income, a component of members’ equity.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	August 31, 2006	November 30, 2005
Balance Sheet Information:
Current Assets	$7,777,000	$11,480,000
Property and Equipment (net)	13,613,000	14,304,000
Other Assets	251,000	309,000

Total Assets	$21,640,000	$26,093,000

Current Liabilities	$6,451,000	$8,037,000
CPCFA Bonds Payable – long term portion	6,870,000	8,970,000
Members’ Equity	8,319,000	9,086,000

Total Liabilities and Members’ Equity	$21,640,000	$26,093,000

	2006	2005
Income Statement Information:
For the three months ended August 31
Net Revenues	$3,746,000	$3,815,000
Gross Profit	$1,595,000	$1,539,000
Net Income	$1,236,000	$1,138,000

The Company recognized equity income from the West Valley MRF of $1,367,000 and $1,557,000 for the first nine months of 2006 and 2005, respectively. The Company received cash distributions of $1,000,000 and $1,000,000 during the first nine months of 2006 and 2005, respectively, from its investment in the West Valley MRF.

Note 5.	EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of September 30, 2006, concluded that no impairment of long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost. However, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; (c) our long-term notes receivable have been collected in full in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

KAISER VENTURES LLC AND SUBSIDIARIES

As of September 30, 2006, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.3 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.3 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

Note 7.	SUBSEQUENT EVENTS

During October 2006, the Company reached a tentative settlement agreement with Great American Insurance, the Company’s directors and officers’ liability insurer, regarding reimbursement of legal and other costs associated with the Slemmer litigation. The tentative agreement provides that Great American will pay, in total, $1,275,000 of the approximate $1,550,000 the Company incurred for the litigation. Upon execution of a definitive agreement, which should occur prior to the end of 2006, Great American will make a final payment of $455,000. Because all of these litigation costs were expensed as incurred, the Company will record a credit/gain of $455,000 at the time the definitive agreement is executed.

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in the Company’s Annual Report on Form 10-KSB for 2005 the Company is engaged in certain claims and litigation. As of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company, except as discussed below:

Settlement of Slemmer Litigation and Insurance Coverage Dispute. The class action Thomas M. Slemmer, et al. v. Fontana Union Water Company, et al., (San Bernardino County Superior Court, California, Case No. SCVSS 086856) was fully resolved during the third quarter. In September 2005 the Court ruled that there was no triable issue of material fact in the lawsuit with regard to Kaiser and that Kaiser was entitled to judgment in its favor as a matter of law. In October 2005 the Court entered judgment in Kaiser’s favor and dismissed the action

KAISER VENTURES LLC AND SUBSIDIARIES

against Kaiser with prejudice. In December 2005 the trial court reaffirmed its decision to dismiss Kaiser from the case in response to plaintiffs’ motion for reconsideration or, in the alternative, motion for new trial.

However, the judgment in Kaiser’s favor was appealed. To resolve the appeal, and to minimize future litigation costs and resolve any possible uncertainty associated with the appeal, Kaiser and the class representative and other named plaintiffs agreed to a settlement in which the class waived the appeal right and released their claims. After notice to the class, and after receiving the recommendation of the trail court in the matter to approve the settlement, the California Court of Appeal approved the settlement. The net out-of-pocket cost of the settlement to Kaiser was approximately $132,000.

In October 2005, Kaiser instituted an arbitration proceeding against its managers’ and officers’ insurance carrier regarding coverage of the Slemmer litigation since the carrier had not reimbursed Kaiser for any of its costs of defense. In November 2005 Kaiser received a payment of $650,000 from the insurance carrier as partial reimbursement for such defense costs. In April 2006, Kaiser received an additional payment of $170,000 toward its defense costs. Since, among other reasons, these payments do not fully reimburse Kaiser for its costs of defense and the carrier also indicated that it would not pay some or all of Kaiser’s settlement costs, the arbitration proceeding against the carrier continued. In late October 2006, Kaiser and the insurance carrier reached a tentative settlement whereby the insurance carrier would reimburse an additional $455,000 of the amount paid by Kaiser in the defense of the Slemmer suit and in settlement of the appeal. While the financial terms of the settlement have been agreed upon, its payment is subject to the negotiation and execution of a final settlement agreement.

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

Exhibit 10.1 - Fourth Amendment to Lease Agreement between GRE Empire Towers LP Kaiser Ventures LLC dated November 13, 2006, filed with this Report.

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

Dated November 13, 2006	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer