Form 10KSB
period 2006-12-31
KAISER VENTURES LLC
filed 2007-03-27
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

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

Issuer’s revenues for its most recent fiscal year: approximately $2,600,000.

The Class A Units are not publicly traded. The aggregate market value of the issuer’s Class A Units held by non-affiliates of the issuer would be approximately $6,164,031 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2001 reflecting a $1.50 per unit value. There has not been any public trading of Class A Units since that date. (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

At March 15, 2007, 7,044,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,690 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Report on Form 10-KSB are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-KSB Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, website posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-KSB Report or in other written or oral statements, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, the averse decision of the U.S. District Court in September 2005 impacting the Eagle Mountain landfill project and the outcome of the appeal of this adverse decision, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Strategy

General. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy. In summary, our principal assets currently include:

•

An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million plus accrued interest, which sale is subject to a number of conditions,

KAISER VENTURES LLC AND SUBSIDIARIES

several of which remain to be fully satisfied. In September 2005 the Company received an adverse U.S. District Court decision that may materially impact the viability of the landfill project. We along with the U.S Department of Interior have appealed the decision to the U.S. 9th Circuit Court of Appeals;

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

As of December 31, 2006, we also had cash and cash equivalents, receivables and short-term investments of approximately $8,302,000 and long-term investments of approximately $2,000,000.

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

•

Also in August 2000, we sold approximately 588 acres of the former KSC mill site property (referred to as the Mill Site Property) for $16 million in cash plus the assumption of certain environmental liabilities. For additional information, see “DESCRIPTION OF BUSINESS-Historical Operations and Completed Transactions - Mill Site Property - CCG Ontario, LLC.”

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

more detail below, the amount and nature of the acreage owned and controlled at the Eagle Mountain Site would change in the event the September 2005 U.S. District Court decision reversing a land exchange completed between the Company and the BLM in October 1999 is upheld on appeal.

In 1988, in anticipation of Southern California’s need for new environmentally safe landfill capacity, MRC began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser’s Eagle Mountain Site. The landfill project received all the major permits and approvals required for siting, constructing, and operating the landfill project in 1999. We believe that the Eagle Mountain Site has many unique attributes which make it particularly well-suited for a rail-haul, solid waste landfill, including, among other attributes, its remote location, arid climate, available and suitable materials for the proposed liner system and daily cover, and rail access.

Acquisition of Our Interest in MRC. We initially acquired our interest in MRC in 1995, as a result of the withdrawal of MRC’s previous majority owner, a subsidiary of Browning Ferris Industries. Before and in connection with this withdrawal, Browning Ferris invested approximately $45 million in MRC. In 2000, Kaiser assigned all of the economic benefits of the MRC lease and granted an option to buy the landfill property to MRC in exchange for an increase in Kaiser’s ownership interest in MRC. The MRC lease will terminate upon the sale of the landfill project to the District, assuming the sale is completed. We presently own 82.48% of MRC’s Class B Units (like common stock) and 100% of its Class A Units (like preferred stock). See “Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - MRC Financing” below.

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

The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title matters, and negotiating mutually acceptable joint use agreements and resolution of outstanding litigation. We have been working on resolving various title issues, obtaining necessary consents and otherwise working toward a closing. However, resolution of all remaining issues will probably not occur until and unless there is a positive decision in the land exchange litigation which is currently on appeal to the U.S. 9th Circuit Court of Appeals. Although the contractual expiration date is currently June 30, 2007, the date has already been extended numerous times. The conditions to closing are not expected to be met by the

KAISER VENTURES LLC AND SUBSIDIARIES

current expiration date, and the parties will individually determine whether to extend the closing date one or more additional times. In addition, as discussed in more detail below, the adverse decision in the federal land exchange may impact the sale of the landfill project to the District. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. See “Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Risks Factors” for a more detailed discussion of some of the material risk factors facing the landfill project and its sale.

Flood Damage to Railroad

The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of our report on Form 10-Q for the quarter ended September 30, 2003, we conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of that investigation, we currently estimate the cost to repair the damage to be a minimum of $4,500,000 for which an accrual has been made. Since the 2003 floods, work necessary to help preserve and protect the existing railroad has been undertaken. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. As a result of prior MRC private placements and in exchange for releasing the economic benefits of the lease with MRC and granting MRC the option to acquire the landfill project site for $1.00, we have increased our original 70% ownership interest in MRC acquired in 1995 to 82.48%. We anticipate that in the second quarter of 2007, MRC will commence an approximate $1,200,000 private placement to its existing equity holders to fund MRC through 2008 the estimated duration of the 9th Circuit Appeal process. The anticipated private placement would be payable over two (2) installments with the second installment payable in 2008. We anticipate purchasing, at a minimum, that number of units offered for sale that would maintain our current percentage of ownership of 82.48% in MRC. Future funding of MRC will be required to cover such items as the railroad repairs but there is no assurance that such funding will be obtained.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. Nearly three years after the final brief in the case was filed, on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior are appealing the decision. It is likely that the appeal process will take several years. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.”

In addition to the federal land exchange litigation, the Company has been threatened from time to time with additional litigation over the landfill project involving such matters as the federal Endangered Species Act. However, as of the date of the filing of this Annual Report on Form 10-KSB none of the previous threats have resulted in the commencement of a legal action against the Company.

Eagle Crest Energy Company. In November 2000, Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, filed an application for a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,000 mega-watt hydroelectric pump storage project and ancillary facilities. The proposed ECEC project would utilize two

KAISER VENTURES LLC AND SUBSIDIARIES

of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District. This project has been proposed in one form or another since 1988. The Company has not agreed to sell or lease this property to ECEC. This project was essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. However, as a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. FERC issued a preliminary permit to ECEC in June 2001. We, along with others, objected to the ECEC project and intervened in the matter. ECEC’s preliminary permit expired in the second quarter of 2004. However, shortly after the expiration of such preliminary permit, ECEC filed an application with FERC for a new preliminary permit for the same project and on March 7, 2005, FERC granted a preliminary permit to ECEC. This is the third time ECEC will have been granted a preliminary permit for this potential project. As in previous years, to management’s knowledge, there was no material activity by ECEC in 2006 with regard to substantively processing its permit application. We, along with others, have again intervened in this matter.

If the completed land exchange is ultimately and permanently reversed in accordance with the September 2005 U.S. District Court decision, certain lands currently owned in fee by Kaiser will revert back to federal lands, although a substantial amount of such lands will then be controlled by Kaiser because of its federal mining claims. As a result of any final reversal to federal ownership, a portion of the land may be subject to a title encumbrance associated with the issuance of the preliminary permit to ECEC by FERC.

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

Phase 1 of the West Valley MRF, which included a 62,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services was built and equipped in 1997 for a total cost of approximately $10.3 million. Phase 2 of the West Valley MRF was completed in 2001 and increased the processing facility by an additional 80,000 square feet and included the installation of new recycling lines that increased the capacity of the facility to approximately 5,000 tons per day. Phase 2 was completed for a total approximate cost of $11 million. West Valley MRF is currently processing, on average, approximately 4,200 - 4,400 tons of municipal solid and green waste per operating day. West Valley MRF is currently seeking to expand its permitted waste processing capacity to 7,500 tons per day to accommodate projected growth. .

The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations. Furthermore, the West Valley MRF should distribute sufficient cash to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs. In 2006, the West Valley MRF distributed a total of $2,000,000 in cash to Kaiser.

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

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9,500,000 in bonds were issued in June 1997 (Phase 1), and approximately $8,500,000 in bonds were issued in May 2000 (Phase 2). The interest rate for the Bonds varies weekly. The rates for 2006 ranged from approximately 3.08% to 4.05%. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2013, although West Valley MRF is required, pursuant to an agreement with Union Bank, to annually redeem a portion of the Bonds.

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

KAISER VENTURES LLC AND SUBSIDIARIES

As of December 31, 2006, the principal amount of bonds outstanding totaled approximately $8,970,000.

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

Risk Factors

The West Valley MRF faces risks related to general economic and market conditions, including the impact of rising interest rates, fuel and labor costs. For example, in 2006, the State of California passed legislation increasing the minimum wage as of January 1, 2007, to $7.50 per hour and to $8.00 per hour as of January 1, 2008. To the extent that these increases cannot be fully passed through to its customers, the increases in the minimum wage may impact, at least in the short-term, the margins and profitability of the West Valley MRF. As a part of its operation the West Valley MRF processes for sale certain recyclable materials, including aluminum, glass, paper, newsprint, corrugated cardboard and other similar items. These commodities are subject to material price fluctuations relating to domestic and international economic and market conditions which can materially affect future operating income and cash flows. During 2006, commodity prices were generally lower than in 2005.

Most of the waste processed at the West Valley MRF is as a result, directly or indirectly, of hauler or municipal contracts or franchise agreements. Many of these arrangements are for a specified term and are subject to competitive bidding in the future. For example, as a result of competitive bidding, the West Valley MRF is no longer processing certain waste from a small customer, the City of Claremont, California. In addition, some of the customers of West Valley MRF may terminate their contracts prior to the scheduled contract term.

KAISER VENTURES LLC AND SUBSIDIARIES

The largest sources of waste for the West Valley MRF are derived through Burrtec affiliated companies, the City of Ontario and Waste Management, Inc. affiliated companies. The loss of waste currently hauled or directed by these companies or the City of Ontario to the West Valley MRF could materially impact West Valley.

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

In addition, there is an extensive regulation of the waste industry. The regulatory process requires firms in the waste hauling, waste recycling and/or landfill business to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. Changes in such governmental policies and attitudes relating to the industry could impair the landfill projects or the West Valley MRF’s ability to obtain applicable permits from governmental authorities on a timely basis and to retain such permits. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but they could be significant.

The West Valley MRF is also facing increasing competition for waste as discussed in more detail under the “Competition” discussion immediately above.

Miscellaneous Business

The Company is able to generate miscellaneous income from time to time from such activities as leasing its fee owned land at Eagle Mountain for commercials and military and law enforcement training.

OTHER KAISER ASSETS

For a discussion of our other assets such as the Eagle Mountain Townsite, the property adjoining the Eagle Mountain Townsite and the Lake Tamarisk property, please see “Item 2. DESCRIPTION OF PROPERTIES.”

HISTORICAL OPERATIONS AND COMPLETED TRANSACTIONS

The following information is provided as historical background and to put into context our current activities including our current cash maximization strategy.

Water Resources

Until the sale of its ownership interest in Fontana Union Water Company, or Fontana Union, to Cucamonga County Water District, referred to as “Cucamonga,” in March 2001 for $87.5 million or approximately $10,860 per share of Fontana Union stock, the Company’s results of operations depended, in large part, on water rights and successfully leasing such rights. Concurrently with the sale of its Fontana Union stock, the Company also received approximately $2.5 million in payments under its water lease with Cucamonga. The sale was completed in the context of settling outstanding litigation between Cucamonga and the Company. Prior to that time Kaiser leased all of its shares in Fontana Union to Cucamonga under the terms of 102-year take-or-pay lease.

KAISER VENTURES LLC AND SUBSIDIARIES

Fontana Union owns water rights to produce water from various sources of water near Fontana, California. Kaiser’s ownership of Fontana Union entitled it to receive, annually, a proportionate share of Fontana Union’s water, which water was historically used in connection with Kaiser’s steel making activities.

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

Environmental Matters

The operation of a steel mill by the Company’s predecessor, KSC, resulted in known contamination of limited portions of the Mill Site Property. As discussed above, the Company’s consent order with the DTSC was terminated in connection with the sale of approximately 588 acres of the remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Concurrently with that termination, CCG entered into a new consent order with the DTSC, in which CCG assumed responsibility for all future investigation and remediation of the Mill Site Property it purchased, as well as various other items covered under its CCG consent order. In addition, CCG assumed and agreed to indemnify the Company against various contractual environmental indemnification and operations and maintenance (“O&M”) obligations the Company has with purchasers of other portions of the Mill Site Property. In connection with this land sale, CCG entered into a fixed price environmental remediation services agreement with IT Corporation (“IT”), an environmental contractor, to remediate the known environmental conditions on the property. IT filed for bankruptcy in January 2002, but certain of the assets of IT were eventually acquired by The Shaw Group, including the fixed price environmental contract. Accordingly, the fixed price environmental remediation services contract continues to be performed. In addition, CCG is obligated to remediate the Tar Pits Parcel pursuant to a solidification and capping strategy. The remediation of the Tar Pits parcel is also covered by the fixed price environmental remediation contract. Except for continuing inspection and maintenance obligations, the remediation of the Tar Pits Parcel has been completed although the Company may review additional remediation possibilities as a means of making such parcel useable property.

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

With regard to groundwater, we previously settled certain allegations of groundwater contamination concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations allegedly contributed. As a result of the transaction with CCG and the Company’s previous remediation activities in 2000, the Company’s estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million. These potential environmental liabilities included, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed above, environmental

KAISER VENTURES LLC AND SUBSIDIARIES

remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. This environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters, as discussed in more detail in “Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 2: New Accounting Pronouncements.” As a result of some remediation actives that took place at Eagle Mountain in 2006 the environmental reserve was further reduced by $197,000.

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

Tar Pits Parcel

Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Except for ongoing inspection and monitoring activities, remediation of the Tar Pits Parcel was completed in 2002 at CCG Ontario, LLC’s, (referred to as CCG), expense. CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property. However, the Company may explore additional remediation alternatives as a means of making the Tar Pits Parcel useable. See “Part I, Item 1. DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matter

Employees

As of March 15, 2007, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., a subsidiary of Kaiser LLC, and reimburses Business Staffing for the costs associated with 5 full-time (4 at Ontario, California and 1 at Eagle Mountain, California) and 5 permanent part-time employees (3 in Ontario, California and 2 at Eagle Mountain, California). All except one of the full-time and all of the part-time employees were previously employed by Kaiser Inc.

Item 2. DESCRIPTION OF PROPERTIES

Office Facilities

Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California, 91764. The Company currently leases approximately 2,950 square feet in Ontario, California at a current cost of approximately $6,800 per month. The office lease was extended in 2006 and it now expires on August 31, 2009 with the Company having the option to extend the lease until August 31, 2011. Our subsidiary, Kaiser Eagle Mountain, LLC, also currently maintains an office at the Eagle Mountain Site. We own the building used as an office at the Eagle Mountain Site.

KAISER VENTURES LLC AND SUBSIDIARIES

Eagle Mountain, California

The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The District, upon its purchase of the landfill project, will own a substantial portion of this infrastructure. Accordingly, the District and the Company are negotiating a number of agreements addressing access and joint use of infrastructure facilities. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated. Due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years and we have established a $2.5 million reserve for such purposes. In 2006, 27 homes were remediated and demolished. See also “Part II, Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 2: Liquidity and Capital Resources - New Accounting Pronouncements”.

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

In and around the Eagle Mountain site the Company currently has various possessory mining claims of approximately 1,472 acres and holds approximately 8,644 acres in fee simple (which includes the approximate 1,300 acre Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project.” However, if the adverse U.S. District Court decision is up held on appeal it will impact the amount and nature of our land holdings. If the land exchange is finally reversed, and we are placed back to the same position as prior to the land exchange, we would own or control in and around Eagle Mountain approximately 1,800 acres in fee and 9,550 acres in various possessory mining claims. In addition, the reversal of the land exchange would reinstate a reversionary interest contained in the original grant of approximately 460 acres of the Eagle Mountain Townsite.

The Company owns four deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain Site.

Rock/Aggregate

As a result of previous mining at Eagle Mountain, millions of tons of rock of various sizes has been stock piled on portions of the property around the Eagle Mountain Townsite. At the present time, there are no active bulk buyers for the rock although interest has been expressed for the purchase of small quantities.

KAISER VENTURES LLC AND SUBSIDIARIES

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), Kaiser Steel Corporation constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. We own in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed. Portions of the railroad suffered significant flood damage in 2003. The adverse U.S. District Court decision reversing a completed land exchange would also reverse a BLM right-of-way granted under the Federal Land Policy and Management Act for the railroad but the original federal right-of-way granted under the Private Law 790 would remain in place. In addition, if the land exchange is fully reversed, Kaiser would reacquire approximately 2,800 acres along or near the railroad that had been conveyed to the BLM as a part of the October 1999 land exchange. For additional information, see “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Flood Damage to Railroad.”

Fontana, California

With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former Mill Site Property. With the exception of ongoing maintenance and inspection obligations, the environmental remediation of this parcel has been completed although the Company may explore additional remediation alternatives as a means to make the parcel usable. See “Part 1, Item 1. DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Property.”

Lake Tamarisk, California

Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development, LLC, a wholly owned subsidiary of Kaiser, owns: (i) 74 single family improved lots, including, one residential structure; (ii) 3 multi-family lots totaling 12.42 acres; (iii) 1 commercial lot totaling approximately 3.31 acres; (iv) an approximate 170 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (v) an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course; and (vi) an approximate 39 acre unimproved parcel adjacent to Lake Tamarisk. We are seeking to sell our Lake Tamarisk properties but are also looking at other development opportunities that may enhance the ultimate value and sale of such properties.

Item 3.	LEGAL PROCEEDINGS

In the normal course of our business we are involved in various claims and legal proceedings. A number of litigation matters previously reported, were settled, dismissed or were inactive in 2006. For example, the Slemmer litigation (Thomas M. Slemmer, et al. v. Fontana Union Water Company, et al., (San Bernardino County Superior Court, California, Case No. SCVSS 086856)).and associated insurance coverage dispute were fully resolved in 2006. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized below. However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which we may be or become a party. Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

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

We and the U.S. Department of Interior have appealed the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that we will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. The U.S. Department of Interior’s first brief and our separate first brief were filed in January 2007. The opponents first set of briefs are currently due in April 2007. The current briefing schedule, which may be modified, has the last brief as being filed in July 2007. It is likely that the complete appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately nine active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, there is an increasing number of claims related to other facilities such as the former Kaiser Steel Mill Site Property.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Of the claims resolved to date, approximately 78% have been resolved without payment to the plaintiffs, and of the 46 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 38 of such cases. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Bankruptcy Claims. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of two to four such claims a year for the past several years. There were no such claims in 2005 but in 2006 a claim that was settled in 2000 was reopened under the terms of the 2000 settlement agreement. It is currently not considered to be a material claim in that the first settlement was for a claim in the bankruptcy estate of less than $25,000. In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims. If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a materially adverse effect on Kaiser’s business and value.

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

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not readily tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001. To our knowledge, in 2006 less than 2,000 Class A Units were sold to third parties at a price averaging $.50 per unit. Since the Class A Units are not publicly traded and there is no secondary market for the units, there is no performance graph.

As of March 10, 2007, there were approximately 3,404 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 10, 2007, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan. In addition there are 113,690 Class A Units deemed outstanding that are reserved for those investors that have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger.

We currently have no immediate plans to make distributions but anticipate making distributions subsequent to receiving our share of the proceeds from the sale of the Eagle Mountain landfill project if such sale is completed or if other funds become available for distribution in accordance with our cash maximum strategy.

We did not repurchase any Class A Units in 2006.

KAISER VENTURES LLC AND SUBSIDIARIES

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2006, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	298,100	$3.11	0
Equity compensation plans not approved by security holders	N/A	N/A	20,000 annual	[1]

[1]

Beginning in 2005, each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. Prior to 2005, annual grants of 2,500 Class A Units were made. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants. Accordingly, a total of 20,000 Class A Units are currently being issued each year collectively to the members of the Board of Managers. Not reflected in the forging table for 2006 is that each executive officer under the terms of his employment agreement is to be issued 25,000 Class A Units as of January 15 of each year beginning as of January 15, 2007, provided he is still employed by the Company as of the preceding December 31. For additional information, see “Item 10. Executive Compensation – Executive Compensation.”

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”). Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this Report on Form 10-K, our remaining principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District). However, if the September 2005 U.S. District Court decision providing that a land exchange completed in October 1999 is to be unwound is upheld on appeal, the reversal of the land exchange will impact the amount and nature of the land we own and control. As of December 31, 2006, we also had cash and cash equivalents, receivables and short-term investments in securities of approximately $8.3 million. As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million.

We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members.

Annual Report on Form 10-KSB

Kaiser qualifies as a small business filer under SEC rules and under such rules Kaiser is only required to include and discuss in this Annual Report on Form 10-KSB its balance sheet as of December 31, 2006 and its consolidated statements of operations, cash flows and changes in members’ equity for the years ended December 31, 2006, and 2005. The reader of this Annual Report on Form 10-KSB is encouraged to read our prior reports filed with the SEC for our financial statements for other previous years.

Primary Revenue Sources

Ongoing Operations

Kaiser’s revenues from ongoing operations are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Historically, significant components of interim revenue activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain facility. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. During 2006, the Company generated miscellaneous income at Eagle Mountain from activities such as leasing its fee owned land for media-related activities and military and law enforcement training. In addition, we have recently remediated and demolished certain buildings at Eagle Mountain, the costs for which have already been accrued.

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

Results of Operations

Analysis of Results for the Years Ended December 31, 2006 and 2005

Resource Revenues. Total net resource revenues for 2006 were $1,233,000, compared to $1,309,000 for 2005. The reasons for this decrease are discussed below in “Ongoing Operations” and “Interim Activities (net)”.

Ongoing Operations. Income from the Company’s equity method investment decreased by $44,000 to $2,149,000 for 2006 as compared to 2005. This decrease in equity income in the West Valley MRF is mainly due to lower MRF volumes and commodity prices as compared to the same period in 2005 plus higher operating expenses primarily in the areas of staffing ($118,000) and repair and maintenance ($38,000). Additionally, due to a dispute with one customer over transportation rate increases, an increase in the accounts receivable reserve of $125,000 was recorded. These increases in expenses were partially offset by lower depreciation and amortization expense ($88,000) and consumables expense ($48,000), as well as the reversal of accrued liabilities for which it was determined that the liability no longer existed. Increases in transfer and green waste processing fees during 2006 also helped offset a portion of the above cost increases.

Interim Activities (net). Interim activities net of expenses for 2006 was a net loss of $916,000 compared to a net loss of $884,000 for 2005. The increase in the loss was due primarily to higher Townsite maintenance expenses, the cost of consultants to investigate possible profitable uses of the remaining Eagle Mountain property and the amortization of the capitalized Townsite abatement reserve. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for 2006 and 2005 were $300,000 and $2,324,000, respectively. The decrease in 2006 from the same period in 2005 is due to the establishment, during 2005, of a $2,000,000 reserve for the demolition and clean-up of certain structures at the Eagle Mountain Townsite.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for 2006 decreased 35% to $1,533,000 from $2,369,000 for 2005. The decrease is mainly due to an approximate $100,000 reduction in legal expense costs associated with the Slemmer litigation, which has been settled. In addition, since 2004 the Company had been seeking reimbursement of the Slemmer legal costs from its insurance company. During October 2006, the Company reached agreement with the insurance company regarding the reimbursement claim and in December recorded a $455,000 credit/gain against these litigation costs.

Net Interest and Investment Income. Net interest and investment income (loss) for 2006 was ($7,000) compared to $310,000 for 2005. This change was the result of the sale of all of the Company’s investments in two PIMCO bond funds which resulted in the realization of a loss of $367,000 which was previously reflected in accumulated other comprehensive loss, a component of members’ equity. The

KAISER VENTURES LLC AND SUBSIDIARIES

proceeds from the sale of the PIMCO bonds were reinvested in short and long-term high grade commercial paper and U.S. government bonds.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $607,000 for 2006 versus a pre-tax loss of $3,074,000 for 2005. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $18,000 for 2006, versus $11,000 for 2005.

Net Income (Loss). For 2006, the Company reported a net loss of $625,000 or $0.09 per unit, versus a net loss of $3,085,000 or $0.44 per unit, reported for 2005.

Section 2: Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $2,948,000 to $1,153,000 at December 31, 2006. Included in cash and cash equivalents is $796,000 held solely for the benefit of MRC at December 31, 2006.

Below is a table showing the major changes in cash:

Increase of Short Term Investments	$1,169,000
Distributions from the West Valley MRF	2,000,000
Insurance Claim receipt	625,000

Cash used in Operations	(3,927,000)
Capitalized Landfill Expenditures	(817,000)
Cash Transfer to Long Term Investment	(2,000,000)
Other	2,000

Net Decrease in Cash and Equivalents	$(2,948,000)

Working Capital. During 2006, current assets decreased $2,980,000 to $10,400,000, while current liabilities decreased $43,000 to $2,100,000. This caused working capital to decrease during 2006 by $3,006,000 to $8.2 million at December 31, 2006.

Below is a table showing the major changes in working capital.

Changes in Current Asset
Decrease in Consolidated Cash	(2,948,000)
Increase in Restricted Cash	921,000
Decrease in Short Term Investments	(820,000)
Decrease in Accounts Receivable and Other Net	(76,000)
Decrease in notes receivable	(57,000)

Changes in Current Liabilities
Decrease in Payables	60,000
Increase in Accrued Liabilities	(86,000)

Net Decrease in Working Capital	(3,006,000)

Accounts Receivable and Other (net). During 2006, accounts receivable and other (net) increased by $76,000 primarily as a result of the pre-payment of 2007 insurance premiums, which was partially offset by the collection of accounts receivable. During 2006 payments totaling of $625,000 relating to a

KAISER VENTURES LLC AND SUBSIDIARIES

recorded insurance claim receivable were received. Since all costs related to the insurance claim receivable had been fully reserved, the payment received served to reduce the receivable and reserve and therefore had no effect on the net balance of accounts receivable and other.

Notes Receivable. During 2006 a note receivable with a balance of $57,000, was collected in full.

Short-Term Investments. During 2006, short-term investments decreased by $820,000. This is the result of the sale of the Company’s investments in two PIMCO bond funds and the reinvestment a portion of the proceeds in short-term high grade commercial paper and U.S. government bonds. At December 31, 2006, the Company had $6.9 million of its excess cash reserves invested in such investments.

Long-Term Investments. During 2006, a portion of the proceeds from the Company’ sale of two short term PIMCO bond funds were reinvested in long-term commercial paper. At December 31, 2006, the Company had $2.0 million of its excess cash reserves invested in long-term high grade commercial paper and U.S. governmental bonds.

Investments. The Company’s recording of $2,149,000 in equity of income from its investment in the West Valley MRF was partially offset by the receipt of cash distributions from the West Valley MRF totaling $2,000,000. This resulted in a $149,000 increase in the Company’s investment. In addition, our investment in the Eagle Mountain Landfill increased $817,000 during 2006 due to continuing landfill development activities which were capitalized.

Other Assets. There was a decrease in other assets of $652,000 which is primarily the result of the amortization of the environmental insurance policy of $300,000, and an increase in accumulated depreciation as of December 31, 2006 of $352,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of December 31, 2006, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.4 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by such insurance depending upon the nature and timing of the claim.

Minority Interest. As of December 31, 2006, the Company has recorded $5,179,000 of minority interest relating to the approximately 17.5% ownership interest in MRC the Company does not own.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In addition, during 2005, as discussed in more detail below under “New Accounting Pronouncements”, the Company increased its environmental reserve by $1,200,000 to account for its conditional asset retirement obligations related to future abatement obligations for asbestos-containing products in certain of the viable structures at the Eagle Mountain Townsite.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,”

KAISER VENTURES LLC AND SUBSIDIARIES

and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees at market value generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. Since the Company did not issue any unit options during 2006 and there was no unvested stock (unit) option based compensation, the adoption of SFAS No. 123R has not resulted in any decrease in reported earnings.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This new guidance addresses how a registrant should quantify the effect of errors on the financial statements based on their impact to both the balance sheet and the income statement in order to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements and errors that were not deemed material under a prior approach but are material under the SAB 108 approach. The application of SAB 108 did not have an effect on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for the Company beginning January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and

KAISER VENTURES LLC AND SUBSIDIARIES

investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) the landfill project; (ii) our 50% equity ownership of the West Valley MRF; and (iii) miscellaneous property at or near the Eagle Mountain Townsite. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income is derived from the West Valley MRF and our investments although we are generating miscellaneous income from the lease of our Eagle Mountain property for military and law enforcement training and from location payments when the site is used as a location for a movie, commercial or other media-related purposes. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as fuel and personnel costs; and (iv) future competition from competing facilities. To begin addressing anticipated future needs, the West Valley MRF is in the process of seeking to increase its permitted capacity to 7,500 tons per days of waste processing capacity. It is estimated that this increase in permitted capacity will be approved in 2007.

The West Valley MRF currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us. Furthermore, the West Valley MRF should continue to generate sufficient cash distributions to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs.

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale,” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale to the District, including resolution of the outstanding federal land exchange litigation discussed below.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the U.S. Department of Interior are appealing the decision. It is likely that the appeal process will take several years. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

KAISER VENTURES LLC AND SUBSIDIARIES

Sale of Miscellaneous Properties, Eagle Mountain Townsite, and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants for the private prison facility in the Eagle Mountain Townsite. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts. In addition, due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we will need to demolish or rehabilitate a number of structures over the next several years and we have established a reserve for such purposes. In 2006 we remediated and demolished 27 houses.

In addition, we are exploring possible opportunities for the sale of rock from the Eagle Mountain Site. As a result of past mining activities, millions of tons of rock of various sizes was stockpiled near the Eagle Mountain Townsite. Any sale of rock would be from property that is not a part of the landfill project.

We are also pursing the rental of appropriate areas of our Eagle Mountain property for military and law enforcement training, as well as for movies, commercials and other media-related purposes.

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

KAISER VENTURES LLC AND SUBSIDIARIES

•

To terminate operations and distribute all available cash to its members once the cash maximization strategy is completed. The Company currently does not expect completion of this strategy until the end of 2008 at the earliest.

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

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC

We have audited the accompanying consolidated balance sheet of Kaiser Ventures, LLC and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures, LLC and subsidiaries as of December 31, 2006, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Irvine, California

March 21, 2007

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

2006
ASSETS
Current Assets
Cash and cash equivalents	$1,153,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000.	202,000
Short-term investments	6,947,000
Restricted cash held for
Conversion distribution	1,190,000
Contribution to Company SERP	921,000

10,413,000

Long Term Investments	2,000,000
Eagle Mountain Landfill Investment	31,114,000
Investment in West Valley MRF	4,822,000
Land	2,523,000

Other Assets
Deferred income tax asset	149,000
Unamortized environmental insurance premium	1,950,000
Buildings and equipment (net)	1,333,000

3,432,000

Total Assets	$54,304,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

2006
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$121,000
Conversion distribution payable	1,190,000
Current portion of MRC accrual for railroad casualty loss	143,000
Accrued liabilities	741,000

2,195,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,195,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000
Environmental remediation	2,915,000
Other accrued liabilities	250,000

9,700,000

Total Liabilities	11,895,000

Minority Interest	5,179,000

Commitments and Contingencies	—

Members’ Equity
Class A units; issued and outstanding 6,969,299	37,188,000
Class B units; issued and outstanding 751,956	—
Class C units; issued and outstanding 872	—
Class D units; issued and outstanding 128	—
Accumulated other comprehensive income (loss)	42,000

Total Members’ Equity	37,230,000

Total Liabilities and Members’ Equity	$54,304,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2006	2005
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	$2,149,000	$2,193,000
Interim Activities, net loss	(916,000)	(884,000)

Total resource revenues	1,233,000	1,309,000
Resource Operating Costs
Eagle Mountain Townsite clean-up reserve	—	2,000,000
Environmental insurance premium amortization	300,000	324,000

Total resource operating costs	300,000	2,324,000

Income (Loss) from Resources	933,000	(1,015,000)
Corporate General and Administrative Expenses
Corporate overhead expenses, excluding Slemmer litigation	1,894,000	1,916,000
Slemmer litigation	(341,000)	453,000

	1,553,000	2,369,000

Loss from Operations	(600,000)	(3,384,000)
Net interest and investment (loss) income	(7,000)	310,000

Loss before Income Tax Provision	(607,000)	(3,074,000)
Income tax provision	18,000	11,000

Net Loss	$(625,000)	$(3,085,000)

Basic Loss Per Unit	$(0.09)	$(0.44)

Diluted Loss Per Unit	$(0.09)	$(0.44)

Basic Weighted Average Number of Units Outstanding	6,960,000	6,938,000
Diluted Weighted Average Number of Units Outstanding	6,960,000	6,938,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2006	2005
Cash Flows from Operating Activities
Net loss	$(625,000)	$(3,085,000)

Adjustments to reconcile net loss to net cash used by operating activities:
Income from equity method investment in West Valley MRF, LLC, net of distributions	(149,000)	(443,000)
Depreciation and amortization	653,000	386,000
Realized loss on sale of investments	367,000	52,000
Class A Units / stock-based compensation expense	10,000	29,000
Changes in assets:
Accounts Receivable- and other	76,000	35,000
Deferred income tax asset	—	(80,000)
Changes in liabilities:
Eagle Mountain Townsite cleanup reserve	(160,000)	2,000,000
Accounts payable and accrued liabilities	(69,000)	(269,000)
Income taxes payable	26,000	(29,000)

Net cash flows provided by (used in) operating activities	129,000	(1,404,000)

Cash Flows from Investing Activities
Purchase of investments	(9,640,000)	(300,000)
Sale of investments	8,441,000	2,021,000
Collection of notes receivable	57,000	292,000
Capitalized landfill expenditures	(817,000)	(632,000)
Environmental remediation expenditures	(197,000)	(11,000)

Net cash flows provided by (used in) investing activities	(2,156,000)	1,370,000

Cash Flows from Financing Activities
Payments of conversion distribution to transfer agent	—	(75,000)
Increase in restricted cash for conversion distribution	—	75,000
Increase in restricted cash for contributions to SERP	(921,000)	—

Net cash flows from financing activities	(921,000)	—

Net Decrease in Cash and Cash Equivalents	(2,948,000)	(34,000)
Cash and Cash Equivalents at Beginning of Year	4,101,000	4,135,000

Cash and Cash Equivalents at End of Year	$1,153,000	$4,101,000

Supplemental Disclosure of Cash Flow Information
	2006	2005
Cash paid during the year for income taxes	$10,830	$29,000

Supplemental disclosure of non-cash investing and financing activities
	2006	2005
Contingent asset retirement obligation	—	1,200,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2006 and 2005

	Member Class A Units	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	6,929,299	40,859,000	(213,000)	40,646,000
Net loss	—	(3,085,000)	—	(3,085,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	(94,000)	(94,000)

Comprehensive loss				(3,179,000)
Issuance of Class A Units	20,000	29,000	—	29,000

Balance at December 31, 2005	6,949,299	37,803,000	(307,000)	37,496,000
Net loss	—	(625,000)	—	(625,000)
Comprehensive Gain
Reclassification of realized loss			307,000	307,000
Unrealized gain on investments	—	—	42,000	42,000

Total Comprehensive Gain				(349,000)
Issuance of Class A Units	20,000	10,000	—	10,000

Balance at December 31, 2006	6,969,299	$37,188,000	$42,000	$37,230,000

At December 31, 2006 and 2005, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2006 and 2005, Kaiser Ventures LLC had outstanding 872 and 128 units outstanding, Class C and D, respectively.

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

At December 31, 2006, the Company’s principal assets include: (i) an 82.48% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres currently owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, receivables and short-term investments of approximately $8.3 million.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of 90 days or less to be cash equivalents. The Company maintains its cash balances with two financial institutions that have Standard & Poor’s ratings of AA- or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. At December 31, 2006, and at various times throughout the year, the Company had cash in excess of federally insured limits.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Buildings and Equipment

Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets which range from 3 to 10 years. Due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating faster than anticipated and may not be salvageable. Accordingly, the Company may need to demolish or rehabilitate a number of structures over the next several years and accordingly a reserve of $2,500,000 was established in 2005 for such purposes. $2,000,000 of the reserve was expensed in 2005 and $500,000 was reclassified from the unused existing environmental remediation reserve in 2005. The Company utilized $160,000 of this reserve during 2006.

In addition, in March 2005, the Financial Accounting Standards Board issued, Interpretation No. 47. “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”) clarifying and interpreting the legal obligation to perform an asset retirement activity in which the timing and/or settlement are conditional on a future event that may or may not be within the control of the Company. The Company has adopted FIN 47 effective as of the year ended December 31, 2005. Based upon currently available information, the Company has estimated that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1,200,000. These estimates were produced by third party consultants. Pursuant to the requirements of FIN 47, the Company increased its environmental reserve by $1,200,000 to account for these obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased carrying amount is being depreciated over the remaining estimated time that such assets will be owned by the Company, which was estimated to be approximately 4 years.

In addition, the Company has reviewed and analyzed the increased carrying amount associated with structures discussed above pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and has concluded that the $1,200,000 increase in carrying amount for these structures will be recoverable and that no impairment of these structures exists as of December 31, 2006.

KAISER VENTURES LLC AND SUBSIDIARIES

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

LLC Unit/Stock Options

At December 31, 2006, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment (or in our case units) awards to employees and managers based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology which used the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method no share-based compensation expense related to any option awards granted to employees or managers had been recognized in the Company’s Consolidated Statements of Operations, as all unit option awards granted under the plans had an exercise price equal to the Company’s closing stock price on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, periods prior to December 31, 2005, are not restated and unvested compensation expense for all share-based awards outstanding as of the adoption date is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The valuation provisions of SFAS 123R apply to new share-based awards granted subsequent to December 31, 2005. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans prior to fiscal year 2006.

KAISER VENTURES LLC AND SUBSIDIARIES

2005
Net Earnings (loss)
As reported	$(3,085,000)
Pro forma	$(3,085,000)
Earnings (loss) per unit (Basic)
As reported	$(0.44)
Pro forma	$(0.44)
Earnings (loss) per unit (Diluted)
As reported	$(0.44)
Pro forma	$(0.44)

The Company employed the Black-Scholes option-pricing model in order to calculate the above adjustment in net income (loss) and earnings (loss) per unit/share. The effect on net earnings for 2006, and 2005 is not necessarily representative of the effect in future years. The following table describes the assumptions utilized by the Black-Scholes option-pricing model for options granted during 1999, the last year stock options were granted by the Company.

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

KAISER VENTURES LLC AND SUBSIDIARIES

probable and estimateable. For additional information regarding the Class B, C and D Units. Please see “Note 13. EQUITY” and “Note 16. COMMITMENTS AND CONTINGENCIES - Contingent Distributions on Class B, C and D Units.”

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31, 2006 consisted of the following:

Prepaid Insurance	72,000
Marsh Insurance receivable	41,000
KSC Recovery	9,000
Other	114,000

Sub Total	236,000
Allowance for doubtful accounts	(34,000)

Total	$202,000

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

KAISER VENTURES LLC AND SUBSIDIARIES

The condensed summarized balance sheet information of West Valley MRF, LLC as of November 30, 2006, is as follows:

Balance Sheet Information
Current Assets	$8,564,000
Property and Equipment (net)	13,271,000
Other Assets	232,000

Total Assets	$22,067,000

Current Liabilities	$6,312,000
Other Liabilities	—
CPCFA Bonds Payable (long-term portion)	6,870,000
Members’ Equity	8,885,000

Total Liabilities and Members’ Equity	$22,067,000

The condensed summarized income statement information for the West Valley MRF, LLC as of November 30, 2006 and 2005, is as follows:

Income Statement Information	November 30, 2006	November 30, 2005
Net Revenues	$14,752,000	$14,527,000
Gross Profit	$5,844,000	$5,732,000
Net Income	$4,298,000	$4,386,000

The Company has recognized equity income from the West Valley MRF of $2,149,000, and $2,193,000, in 2006 and 2005, respectively. The Company received cash distributions of $2,000,000 and $1,750,000 during 2006 and 2005, respectively, from its investment in the West Valley MRF.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence and other matters. Due diligence, joint use negotiations and other items are expected to continue during 2007. In addition, the parties will individually determine whether each chooses to continue to extend the closing date for the transaction.

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

KAISER VENTURES LLC AND SUBSIDIARIES

repair the damage to be a minimum of $4,500,000, an accrual for which was recorded in 2003. The Company’s current plans has undertaken, the work necessary to help preserve and protect the existing railroad. However, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date.

Note 6. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2006 the Company had investments in high grade commercial paper and U.S. governmental bonds which were classified as “available-for-sale.” The classification of investment securities is reviewed by the Company at each reporting period.

As of December 31, 2005, the Company’s available for sale securities had an unrealized net loss of $307,000 that was included in accumulated other comprehensive income (loss), a component of Member’s Equity on two bond funds. Due to the diverse nature and return history of these bond funds, the Company decided to liquidate the funds during 2006 and invest its excess cash reserves in less speculative commercial paper and U.S. government bonds. As a result of the liquidation of these funds, the Company recognized the $307,000 unrealized loss in the consolidated statement of operations during the third quarter of 2006. However, the recognition of this loss in the Consolidated Statement of Operations had no net impact on members’ equity since the loss had previously been reflected in comprehensive income, a component of members’ equity.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of December 31, 2006:

AVAILABLE-FOR-SALE SECURITIES	DECEMBER 31, 2006
Bond funds	$ —
Commercial Paper	$ 8,947,000

Of the $8,947,000 available for sale at December 31, 2006, $2,000,000 has a maturity of more than one year and has been classified as long-term investments on the consolidated balance sheet.

As of December 31, 2006, the Company’s “available for sale” securities had an unrealized net gain of $42,000 that is included in “other comprehensive income”, a component of Member’s Equity.

Note 7. CONVERSION DISTRIBUTION

At December 31, 2006, the Company holds $1,190,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company’s $3,800,000 premium for the prospective insurance policy was capitalized as a long-term asset and was being amortized on a straight-line basis over the twelve (12) year term of the policy; approximately $80,000 per quarter or $320,000 per year. As a result of the refund discussed above, the Company adjusted the current year’s expense and the remaining balance, thereby reducing the amortization to $75,000 per quarter or $300,000 per year as of June 2005. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

Note 9. BUILDINGS AND EQUIPMENT

Buildings and equipment as of December 31, 2006 consisted of the following:

Buildings and structures	$3,285,000
Machinery and equipment	1,830,000

5,115,000
Accumulated depreciation	(3,782,000)

Total	$1,333,000

Depreciation expenses for the years ended December 31, 2006 and 2005 was $350,000 and $ 60,000, respectively.

Note 10. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31, 2006 consisted of the following:

Compensation, severance and related employee costs	$232,000
Accrued professional	494,000
Other	26,000

Total	$752,000

KAISER VENTURES LLC AND SUBSIDIARIES

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

As discussed above in Note 2, the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1,200,000 to account for the estimated cost of possible future abatement obligations relating to asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. During 2006, $197,000 of the reserve was utilized primarily for the abatement of these products. Thus, as of December 31, 2006, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,915,000. In the event a future claim for damages is filed against the Company that exceeds the remaining $2,915,000 environmental reserve,

KAISER VENTURES LLC AND SUBSIDIARIES

management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

See also Note 2. “Summary of Significant Accounting Policies - Buildings and Equipment,” Note 9. “Environmental Insurance,” and Note 16. “Commitments and Contingencies - Environmental Contingencies”.

Note 12. EQUITY

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

Class A Units Outstanding

At December 31, 2006 Kaiser LLC had 6,969,299 Class A Units outstanding.

At December 31, 2006, there are 298,100 Class A Units available for issuance relating to outstanding options.

At December 31, 2006, 104,267 Class A Units of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into an LLC in November 2001, the then 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. Distribution of these units have been made periodically for the settlement of unsecured creditor claims. .

At December 31, 2006, 113,690 Class A Units were deemed outstanding and reserved for issuance to holders of Kaiser Inc. stock that have yet to convert such stock to Kaiser LLC Class A Units.

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

At December 31, 2006, Kaiser LLC had 751,956 Class B Units outstanding.

KAISER VENTURES LLC AND SUBSIDIARIES

Class and D Units

During 2002, the Company issued Class C and D Units to certain officers and terminated the Long- Term Incentive Plan (“TIP”) as to future unearned payments that could have been payable to the Company’s executive officers. Payments to holders of the Class C and D Units will only be paid upon the monetization of the Company’s major assets. Payments, if any, will be made under a formula that replicates the amount that would have been paid under the TIP if it had been continued. Class C and D Units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” for the accounting treatment of the Class C and D Units.

At December 31, 2006, Kaiser LLC had 800 and 200 Class C and D Units outstanding, respectively.

Unit/Stock Option and Unit/Stock Grant Programs

In October 1990, the Company’s stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the “1989 Stock Plan”). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. The Company incurred no compensation expense during 2006 related to these options.

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

In June 1995, the Company’s stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. However, there are no outstanding options under this plan, as of December 31, 2006.

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

KAISER VENTURES LLC AND SUBSIDIARIES

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2006 and 2005, and activities during the years ended on those dates is presented below:

	2006			2005
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price
Outstanding at beginning of Year		298,100	$3.11		298,100	$3.11
Granted		—	—		—	—
Exercised		—	—		—	—
Forfeited		—	—		—	—

Outstanding at end of year		298,100	$3.11		298,100	$3.11

Options exercisable at year End		298,100	$3.11		298,100	$3.11

Weighted-average fair value of options granted during the year	$	N/A		$	N/A

The following table summarizes information about unit options outstanding as of December 31, 2006:

		Options Exercisable and Outstanding
Range of Exercise Prices	Weighted- Average Remaining Life (years)	Options	Weighted- Average Exercise Price
$0.55 to $1.625	2.0	161,600	$1.36
$4.85 to $5.58	2.0	136,500	$5.18

Note 13. LOSS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted loss per unit/share:

	2006	2005
Numerator:
Net loss	$(625,000)	$(3,085,000)
Numerator for basic loss per unit Loss available to Class A members	$(625,000)	$(3,085,000)
Numerator for diluted loss per unit Loss available to Class A members	$(625,000)	$(3,085,000)
Denominator:
Denominator for basic earnings per unit-weighted-average shares	6,960,000	6,938,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit -adjusted weighted-average shares and assumed conversions	6,960,000	6,938,000

Basic loss per unit	$(0.09)	$(0.44)

Diluted loss per unit	$(0.09)	$(0.44)

For additional disclosures regarding the outstanding employee unit/stock options see Note 12.

The Company incurred a net loss during 2006 and 2005 and therefore all options are considered antidilutive for those years.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 14. INCOME TAXES

Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only taxes imposed on the Company are a gross revenue tax imposed by the State of California, and income taxes imposed on Business Staffing Inc. These taxes amounted to $18,000 for 2006 and $11,000 for 2005.

Note 15. COMMITMENTS AND CONTINGENCIES

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

As discussed above in Note 2., the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1,200,000 to account for its conditional asset retirement obligations related to possible future abatement obligations for asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. Thus, as of December 31, 2006, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed below and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,915,000. In the event a future claim for damages is filed against the Company that relates to the remaining $2,915,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and a nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 15% of

KAISER VENTURES LLC AND SUBSIDIARIES

their compensation with the Company matching one-half of each participant’s contribution up to 6% of compensation. The non-qualified plan mirrors the qualified 401(k) plan.

Total expense relative to these plans for the years ended December 31, 2006 and 2005 was $91,100 and $104,211, respectively.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. The last private placement was completed bringing its ownership interest in MRC to 82.48%. Future funding of MRC will be required to cover such items as the federal land exchange litigation appeal and the railroad repairs but there is no assurance that such funding will be obtained. It is anticipated a $1,200,000 private placement to existing MRC members will be undertaken during the second quarter of 2007.

Contingent Distributions on Class B, C and D Units

Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” and “Note 12. EQUITY” above.

Note 16. LEGAL PROCEEDINGS

In the normal course of our business we are involved in various claims and legal proceedings. A number of litigation matters previously reported, were settled, dismissed or were inactive in 2006. For example, the Slemmer litigation (Thomas M. Slemmer, et al. v. Fontana Union Water Company, et al., (San Bernardino County Superior Court, California, Case No. SCVSS 086856)).and associated insurance coverage dispute were fully resolved in 2006. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized below. However, this Note 16 does not, and is not intended to, discuss all of the litigation matters to which we may be or become a party. Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

We and the U.S. Department of Interior have appealed the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that we will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. The U.S. Department of Interior’s first brief and our separate first brief were filed in January 2007. The opponents first set of briefs are due in April 2007. The current briefing schedule, which may be modified, has the last brief as being filed in July 2007. It is likely that the complete appeal process will take several years. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately nine active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, there is an increasing number of claims related to other facilities such as the former Kaiser Steel Mill Site Property.

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

Of the claims resolved to date, approximately 78% have been resolved without payment to the plaintiffs, and of the 46 cases that have been settled to date involving a payment made to plaintiffs, the settlement amount was $37,500 or less for 38 of such cases. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Bankruptcy Claims. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

KAISER VENTURES LLC AND SUBSIDIARIES

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of two to four such claims a year for the past several years. There were no such claims in 2005 but in 2006 a claim that was settled in 2000 was reopened under the terms of the 2000 settlement agreement. It is currently not considered to be a material claim in that the first settlement was for a claim in the bankruptcy estate of less than $25,000. In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims. If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, it could have a materially adverse effect on Kaiser’s business and value.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

KAISER VENTURES LLC AND SUBSIDIARIES

limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B.	OTHER INFORMATION

Not applicable.

[Remainder of this Page Intentionally Left Blank]

KAISER VENTURES LLC AND SUBSIDIARIES

PART III

Item 9.	MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

BOARD OF MANAGERS

The current members of the Board of Managers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	56	Chief Executive Officer, President and Chairman of the Board

Ronald E. Bitonti	74	Manager

Todd G. Cole	86	Manager

Gerald A. Fawcett	74	Vice Chairman

Marshall F. Wallach	64	Manager

Richard E. Stoddard was appointed Chief Executive Officer of Kaiser in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining Kaiser in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of Penske Motorsports, Inc. (“PMI”) when International Speedway Corporation acquired PMI. As of January 1, 2003, Mr. Stoddard began working less than full time for Kaiser. In addition to working on behalf of Kaiser, Mr. Stoddard works as a general business consultant with an emphasis on distressed businesses and water development opportunities. In this capacity, Mr. Stoddard is working primarily on behalf of Cadiz, Inc.

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

Todd G. Cole has been a director or manager of Kaiser since November 1989. Mr. Cole was Chief Executive Officer of CIT Financial Corporation before starting his present career as a consultant and corporate director. He currently is President of Cole & Wilds Associates, Inc., a consulting company. He was a founding director of Coral Gable Trust Company, a Florida State chartered institution, which began operations in April 2004. Mr. Cole is a member of the Georgia Bar Association and is an accredited certified public accountant (inactive status).

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

Marshall F. Wallach has been a director or manager of Kaiser since November 1991. Since 1984, Mr. Wallach served as President of The Wallach Company, a Denver, Colorado based investment banking firm. The Wallach Company was sold to Keycorp on January 1, 2001. Mr. Wallach retired from The Wallach Company on Dec. 31, 2003. Prior to forming The Wallach Company, Mr. Wallach managed the corporate finance department and established the mergers and acquisitions department of Boettcher & Company, a regional investment bank in Denver, Colorado. Mr. Wallach serves on the boards of several non-profit organizations and privately-owned

KAISER VENTURES LLC AND SUBSIDIARIES

corporations. He is currently President of Wallach Capital Advisors, Inc. which was incorporated in early 2004 and is President of Gates Capital Partners, LLC incorporated in 2005.

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

INDEPENDENT MANAGERS

Messrs. Bitonti, Cole and Wallach are considered independent managers (directors) under applicable rules.

COMMITTEES OF THE BOARD

Our Board has a standing Audit Committee and Human Relations Committee.

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

Mr. Wallach (Chairman) and Mr. Cole serve as members of our Audit Committee. Our Board has determined that both Mr. Wallach and Mr. Cole are independent of Kaiser’s management and that they have accounting or financial management experience sufficient to qualify each of them as a “financial expert” under the rules issued by NASDAQ. In addition, our Board has determined that Mr. Wallach and Mr. Cole each qualify as an “audit committee financial expert” under current SEC rules and regulations. However, even if none of the current members of our Audit Committee would qualify as an “audit committee financial expert” under SEC rules and regulations, we would retain Mr. Wallach and Mr. Cole on the Audit Committee because of their expertise and experience in financial matters, including reviewing and analyzing financial statements, and their familiarity with the Company and its operations. In addition:

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

The Audit Committee retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2006 and also retained the firm as our independent registered public accounting firm for 2007.

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

Based upon the foregoing, the Audit Committee recommended to the Board of Managers that the audited financial statements be included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

HUMAN RELATIONS COMMITTEE

The duties and responsibilities of the Human Relations Committee are set forth in our Human Relations Committee Charter. Although Kaiser LLC leases its employees from Business Staffing, Inc., the Human Relations Committee, along with Business Staffing, Inc. reviews compensation and benefit programs for the employees leased to Kaiser by Business Staffing, Inc.

The Human Relations Committee is composed of Messrs. Cole (Chairman) Bitonti and Fawcett.

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	56	Chief Executive Officer, President and Chairman of the Board

James F. Verhey	59	Executive Vice President - Finance and Chief Financial Officer

Terry L. Cook	51	Executive Vice President - Administration,

KAISER VENTURES LLC AND SUBSIDIARIES

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Act of 1934, as amended, requires certain beneficial owners of our units to file with the SEC initial reports of ownership and reports of changes in ownership of Kaiser LLC.

To our knowledge, based solely on a review of the Form 3, 4 and 5 filings with the SEC of certain beneficial owners of our Class A Units, all Section 16(a) filing requirements applicable to Section 16 reporting persons were timely filed.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted an employee policy called the “Code of Business Conduct and Ethics.” This policy states our policies on, among other things, complying with laws, fair dealing, confidentiality and insider trading. The Code of Business Conduct and Ethics applies to all employees including our executive officers. This policy also creates an enforcement procedure in which employees are able to submit reports or inquiries to the Audit Committee, on a strictly confidential basis, for the committee’s independent investigation. The Company’s Code of Business Conduct and Ethics is available on the Company’s website www.kaiserventures.com. A copy may also be obtained free of charge by writing to us.

Item 10.	EXECUTIVE COMPENSATION

The following table sets forth the compensation information for our Chief Executive Officer, and our other two most highly compensated executive officers. (Currently, we only have three executive officers.) Over the past several years we have reduced our staffing needs due primarily to the sale of substantial assets and consummation of the merger that created the present structure.

KAISER VENTURES LLC AND SUBSIDIARIES

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary(2) $	All Other Compensation(3) $	Total $
Richard E. Stoddard	2006	317,071	54,403	371,474
Chairman of the Board, President and CEO	2005	303,417	60,970	364,387

James F. Verhey	2006	145,371	24,539	169,910
Exec. Vice President - Finance & CFO	2005	139,111	31,621	170,738

Terry L. Cook	2006	238,524	31,305	269,829
Exec. Vice President, General Counsel and Secretary	2005	235,453	34,764	270,217

(1)	All employees are leased to Kaiser LLC by Business Staffing, Inc., a subsidiary of the Company. The “Bonus”; “Unit Awards”; “Option Awards”; “Non-Equity Incentive Plan Compensation”; and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” columns have been eliminated from the Summary Compensation Table because there were no reportable events/compensation earned for the applicable years for such items.
(2)	The salary amount was not reduced for any employee contributions to our 401(k) Savings Plan and Supplemental Executive Retirement Plan.
(3)	Our executive officers are provided with certain health insurance, disability insurance and other non-cash benefits generally available to all salaried employees and therefore are not included in this table under applicable SEC rules. Our contributions to the 401(k) Savings Plan and a Supplemental Executive Retirement Plan in 2006 and 2005 were as follows:

NAME	YEAR	COMPANY CONTRIBUTIONS		TOTAL TO PLANS ($)
		401(K) PLAN(a) ($)	SERP(a) ($)
Richard E. Stoddard	2006	18,604	12,624	31, 228
	2005	18,604	17,832	36,436

James F. Very	2006	12,223	—	12,223
	2005	16,102	—	16,102

Terry L. Cook	2006	18,604	4,658	23,262
	2005	18,604	8,117	26,721

(a)	Reported in the “All Other Compensation” column.

Like all other employees employed more than five (5) years, our executive officers can participate in a program under which we will pay two-thirds (2/3) of the premium on a life insurance policy or policies with a total benefit equal to approximately three (3) times an employee’s annual base salary. The premiums paid by us under this life insurance program for each of our executive officers was as follows:

NAME	YEAR	COMPANY’S PREMIUM PAYMENTS ($)
Richard E. Stoddard	2006	1,715
	2005	1,715

James F. Verhey	2006	959
	2005	959

Terry L. Cook	2006	843
	2005	843

Both Mr. Stoddard and Mr. Verhey reside outside Southern California. As a part of the terms of their employment, we pay or reimburse them for their commuting, rental car and hotel expenses as well as other miscellaneous commuting expenses such as parking fees and mileage reimbursement for use of a private vehicle.

KAISER VENTURES LLC AND SUBSIDIARIES

NAME	YEAR ($)	COMMUTING EXPENSES					TOTAL ($)
		AIRFARE ($)	LODGING ($)	CAR SERVICE ($)	RENTAL CAR ($)	MISC. ($)
Richard E. Stoddard	2006	10,835	5,340	760	3,747	728	21,410
	2005	11,477	4,506	—	5,302	1,534	22,819

James F. Verhey	2006	4,246	3,366		2,824	2,381	12,817
	2005	4,506	5,235	10	2,433	2,376	14,560

Mr. Cook receives an annual automobile allowance of $7,200.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option Exercise Price ($)	Vesting Date	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (3)	Market Value of Shares or Units of Stock that Have not Vested	Vesting Date
Richard E. Stoddard Chairman of the Board, President & CEO	33,750 14,800 13,800	— — —	— — —	1.250 4.850 5.580	01/29/94 01/10/95 06/01/93	12/31/08 12/31/08 12/31/08	— — —	— — —	— — —

James F. Verhey Exec. Vice President - Finance & CFO	30,000 15,000	— —	— —	1.625 4.850	07/28/94 01/10/95	12/31/08 12/31/08	— —	— —	— —

Terry L. Cook Exec. Vice President, General Counsel and Secretary	20,000 10,000 32,000	— — —	— — —	1.250 4.850 5.580	01/29/94 01/10/95 06/01/93	12/31/08 12/31/08 12/31/08	— — —	— — —	— — —

There were no option grants and no unit grants to the named executive officers in 2006.

KAISER VENTURES LLC AND SUBSIDIARIES

LONG-TERM INCENTIVE COMPENSATION PLAN

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

Under the terms of the Incentive Units, the Participating Officers receive cash distributions based on the cash available for distribution to our members from the proceeds realized in the sale of our remaining major assets (net of expenses and taxes) and on our operating expenses.

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

The Class C Units are held by Participating Officers still employed by Kaiser LLC, and, upon a Participating Officer’s departure, all Class C Units are automatically converted into Class D Units. Two former officers of Kaiser LLC hold a total of 200 Class D Units. In the event a Participating Officer is terminated for “cause,” Kaiser LLC may repurchase, for a nominal value, all of that officer’s Incentive Units. Any payment to the Participating Officers will be split with a full share to each Class C Unit and a smaller share for each Class D Unit which will depend on the length of the period since its issuance. The following table sets forth the number of Incentive Units held by the Participating Officers that are also named executive officers.

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

KAISER VENTURES LLC AND SUBSIDIARIES

	PERIOD UNTIL PAYOUT		ESTIMATED AGGREGATE FUTURE PAYOUTS UNDER NON-STOCK PRICE- BASED PLAN
NAME			THRESHOLD ($)		TARGET ($)	MAXIMUM ($)
Richard E. Stoddard (1)	N/A	(2)	0	(3)	$442,000	N/A	(4)
James F. Verhey (1)	N/A	(2)	0	(3)	$176,800	N/A	(4)
Terry L. Cook (1)	N/A	(2)	0	(3)	$265,200	N/A	(4)

(1)

The actual participation percentage of each Participating Officer in any distributions to the Incentive Units will depend on whether the Participating Officer holds Class C or Class D Units. Adjustment of the individual percentages will not change the size of the total distributions

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

401(K) RETIREMENT PLAN

The Company, currently sponsors a combined voluntary 401(k) savings and money purchase plan. This plan is available to all full time employees. Participants make contributions of up to 15% of their compensation with the Company matching one-half of each participant’s contribution up to 6% of compensation. Beginning January 1, 2007, a participant may defer up to 50% of his or her compensation but the Company’s possible maximum contribution remains the same.

NON-QUALIFIED DEFERRED COMPENSATION PLANS

Supplemental Executive Retirement Plan. The Company also sponsors a non-qualified deferred compensation plan which mirrors the qualified 401(k) plan discussed immediately above. Contributions to such plan commence once a participant reaches the maximum annual Social Security wage base. The assets of this plan are held in a “rabbi” trust.

Limited Participation Deferred Compensation Plan. Business Staffing adopted the “Business Staffing Supplemental Deferred Compensation Plan” (the “Supplemental Plan”) and a related “Non-Qualified Deferred Compensation Plan Trust Agreement” (the “Trust”) on January 10, 2007.

Business Staffing placed into the Supplemental Plan previously accrued amounts due Richard E. Stoddard and Terry L. Cook upon termination of their employment in the amount of $660,872 and $260,121, respectively. Like the terms of their previous employment agreements, the amounts in the Plan remain subject to forfeiture if the executive officer is terminated for “cause” as defined in the Supplemental Plan (which is the same definition as contained the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. In addition, the amounts in the Supplemental Plan fully vest if the executive officer is terminated without cause, is constructively terminated without cause, dies, is permanently disabled or upon completion of the initial term of their employment. Once vested, payments may commence, upon the officer’s death, permanent disability, or the termination of the officer for any reason except for “cause” as defined in the Supplemental Plan. The

KAISER VENTURES LLC AND SUBSIDIARIES

Supplement Plan’s assets will be held through the Trust which is a “rabbi trust” and all investment earnings or losses shall accrue to account of each officer under the Supplemental Plan.

EXECUTIVE OFFICER COMPENSATION

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

During much of 2006, Kaiser’s Human Relations Committee along with Business Staffing engaged in an extensive review of the existing compensation agreements and plans for our executive officers. The review recognized that elements of the compensation of the executive officers of Kaiser have been adopted and implemented at various times over the years in relation to our cash maximization plan but the original estimates of the timing of such plan’s complete implementation and realization have proven to be too optimistic. Accordingly, Kaiser along with Business Staffing developed modified or new compensation agreements and plans that will, among other things, further align the interests of the executive officers with those of the members of Kaiser and that will encourage the retention of the executive officers. Business Staffing leases employees, including the executive officers of Kaiser, to Kaiser.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

On January 10, 2007, Business Staffing entered into new employment agreements with each of the executive officers of Kaiser with such agreements being effective as of January 1, 2007. The new employments agreements superseded the existing employment agreements for the executive officers.

General Terms and Compensation. Except for the name, title, duties, amount of salary, and a special bonus that may be earned by James Verhey upon the sale of Kaiser’s interest in the West Valley MRF, the terms of the new employment agreements are the same in all material respects. The agreements commence as of January 1, 2007, and continue for a term of five (5) years (the “Initial Term”) and continue thereafter on a month-to-month basis until Kaiser has disposed of all of its material assets. Under the terms of the employment agreements, Messrs. Stoddard, Verhey and Cook have base salaries of $332,945; $152,640 and $275,450, respectively. Base salaries will be adjusted annually by no less than utilizing the Consumer Price Index for Urban Wage Earners and Clerical Workers, U.S. City Average, All Items, published by the Bureau of Labor Statistics of the United Stated Department of Labor.

During the term of their employment, each executive officer is to be awarded 25,000 Kaiser Class A Units as of January 15 of each year beginning January 15, 2007; provided, however, the amount of the annual award of units will be reviewed prior to the January 15, 2010 grant.

The discretionary annual bonus for executive officers was eliminated in the new employment agreements. A new performance based incentive bonus program was adopted to commence effective January 1, 2007, as discussed in more detail below.

Unique to Mr. Verhey’s employment agreement is that if during his employment Kaiser’s interest in the West Valley MRF is sold, he will be paid a bonus based upon the collected net sales price. At this time, the projected bonus would be approximately $100,000 but the actual amount of the bonus would increase or decrease if the value of Kaiser’s West Valley MRF interest increases or decreases after January 1, 2007.

Like all other employees, the executive officers receive medical, dental, vision, and long-term disability insurance benefits. In addition, like other employees employed more than five (5) years, the

KAISER VENTURES LLC AND SUBSIDIARIES

executive officers have the opportunity to participate in life insurance whereby Business Staffing will pay two-thirds (2/3) of the premium on a life insurance policy or policies with a total benefit equal to three times an employee’s salary. As in previous employment agreements, Mr. Cook receives a car allowance of $600 per month and Messrs. Stoddard and Verhey are reimbursed for their commuting costs to Ontario, California and any rental car and lodging costs. In addition, the new employment agreements provide that the executive officers are entitled to reimbursement of certain wellness benefits which are directed toward an annual medical physical and a comprehensive medical physical and appropriate tests every two (2) years. If an executive fails to timely have a comprehensive physical performed, the annual award of Class A Units for such executive will be delayed until such time as the comprehensive medical physical and any related medical tests are completed.

Severance. If any officer is terminated without cause during the Initial Term, including, among other reasons, constructive termination, such officer is entitled to receive cash severance pay equal to two (2) year’s base salary. Severance is payable in one lump sum or, if mutually agreed by the executive and Business Staffing, over a period of time. In addition, Business Staffing will continue to pay benefits, such as health and dental insurance, for two years. In the event an executive officer voluntarily terminates his employment, Business Staffing will not be obligated to pay him any severance or other additional compensation, other than the compensation due and owing up to the date of termination.

Change of Control. None of the employment agreements contain “change of control” provisions. No compensation is due an officer upon a “change of control” absent an officer’s employment being terminated.

Termination for Cause. Each executive officer can be terminated for “cause.” “Cause” is generally defined as:

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

No severance is payable if an executive is terminated for “cause.”

Current Salary of Executive Officers. Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 1, 2007:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$332,945

Terry L. Cook	$275,540

James F. Verhey	$152,640

KAISER VENTURES LLC AND SUBSIDIARIES

EXECUTIVE OFFICER NEW REVENUE INCENTIVE PARTICIPATION PLAN

On January 10, 2007, Business Staffing approved the “Executive Officer New Revenue Incentive Bonus Plan” to be effective commencing January 1, 2007 (the “Performance Bonus Plan”). The previous discretionary bonus plan was terminated and replaced with the Performance Bonus Plan.

Pursuant to this incentive plan, eighteen percent (18%) of the annual New Net Revenue of the Company, as defined in the Performance Bonus Plan shall be awarded as a bonus pool to the current executive officers and to any new executive officer as may be provided in the Performance Bonus Plan. Any performance bonus payable under the Performance Bonus Plan shall be paid equally among the executive officers and shall be paid 50% in Class A Units and 50% either in cash or by a contribution to the account of the respective officer under the SERP or any other tax deferred plan that may be established in the discretion of Business Staffing.

“New Revenue” means all revenue generated from new lines of business or new sources of revenue for Kaiser that are not historically recurring revenues as of January 1, 2006. New Revenue does not include revenues generated from the sale of Kaiser’s existing assets and projects, except as provided in the Performance Bonus Plan, distributions from Kaiser’s interest in West Valley MRF, LLC, revenues generated as a result of landfill operations at Eagle Mountain, interest and investment income. “New Revenue Expenses” means all incremental and new direct and indirect expenses incurred in the generation of New Revenue but New Revenue Expenses shall not include the amortization or depreciation cost of any existing asset or an allocation of any fixed expense or charge, including the allocation of the base salary and benefits of existing employee positions of the Company. “Net New Revenue” is the positive difference, if any, of New Revenue less New Revenue Expenses for any give calendar year. The Performance Bonus Plan is administered by a committee composed of the individuals serving on Kaiser’s Human Relations Committee. The bonus, if any, is to be paid by March 14 of each year.

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2006, the Human Relations Committee consisted of Messrs. Cole (Chairman), Bitonti, and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for us from time-to-time. Mr. Fawcett’s compensation is summarized in the “Manager Compensation” table located on the next page.

MANAGER COMPENSATION

During 2006, non-employee managers were paid on the following basis:

DESCRIPTION OF COMPENSATION FOR NON-EMPLOYEE MANAGERS	AMOUNT
Annual Cash Retainer		$20,000

Chairman of Committee-Additional Annual Cash Retainer	$ $	7,500 Audit Committee 5,000 Any Other Active Standing Committee

Meeting Fee-(In Person)		$1,500

Meeting Fee-(Telephonic)		$1,000

Annual equity grant		5,000 Class A Units

KAISER VENTURES LLC AND SUBSIDIARIES

Each grant vests on January 31st of the year following the grant, subject to acceleration upon the occurrence of certain events. Accordingly, the restricted 5,000 Class A Units granted to Messrs. Bitonti, Cole, Fawcett and Wallach in 2006, fully vested on January 31, 2007.

We do not provide retirement benefits for non-employee managers.

MANAGER COMPENSATION TABLE(1)

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($)(2)	Total ($)
Ronald E. Bitonti	34,500	(3)	2,500	37,000

Todd G. Cole	41,500		2,500	44,500

Gerald A. Fawcett (4)	60,000		2,500	62,500

Richard E. Stoddard (5)	—		—	—

Marshall F. Wallach	39,000		2,500	41,500

(1)	The “Option Awards”; “Non-Equity Incentive Plan Compensation”; “Change in Pension Value and Non-qualified Deferred Compensation”; and “All Other Compensation” columns have been eliminated from the Manager Compensation Table because there were no reportable events/compensation earned for such items in 2006.
(2)	The Company’s Class A Units are not publicly traded. However, the Company is aware of a very limited number of private third-party sales of Class A Units in 2006. The $.50 per Class A Unit value is based upon the average sales price of those sales that did occur during the six-month period prior to the date of the units issuance in June 2006.
(3)	Included in this amount is the annual retainer of $2,000 per year Mr. Bitonti receives for serving on the Board of Directors of KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation.
(4)	Mr. Fawcett works on our behalf through Business Staffing, Inc. on various matters and projects in addition to his work on the Board of Managers. Accordingly, he is considered an employee for compensation purposes and is paid an annual salary of $60,000. He is not paid additional compensation for serving on the Board of Managers except for the annual award of 5,000 Class A Units. Mr. Fawcett also receives medical, dental, and vision insurance and other similar benefits made available to all employees of Business Staffing, Inc.
(5)	As an employee - manager, Mr. Stoddard receives no additional compensation for serving on the Company’s Board of Managers. His compensation as an executive officer is summarized under “Item 10. EXECUTIVE COMPENSATION - Summary Compensation Table.”

KAISER VENTURES LLC AND SUBSIDIARIES

Item 11.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of December 31, 2006), the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units.

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	9.3%

First Eagle SOOFN Global Fund. 1345 Avenue of the Americas, 44th Floor New York, New York 10105	365,000	5.2%

Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (2) 9786 Sierra Avenue Fontana, CA 92335	656,987	9.3%

Pension Benefit Guaranty Corporation(3) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	5.8%

Pequot Capital Management Inc. (4) 500 Nyala Farm Road Westport, CT 06880	756,200	10.7%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units including the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC and 113,690 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.
(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA’s shares in Kaiser are held in trust by AST Trust Company.
(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. The Company understands that Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to substantially all of the units owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.
(4)	The owner of these units was previously identified as being held by Willow Creek Capital Partners and by Willow Creek Offshore Fund. The Company understands that these funds were acquired by Peqout Capital Management Inc. in 2005.

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s (1) managers and manager nominees, (2) named executive officers, and (3) all of its managers and named executive officers as a group, as of March 1, 2007, as well as the number of options exercisable within 60 days of that date.

	Column 1	Column 2	Column 3	Column 4
Name	Class A Units Beneficially Owned, Excluding Options	Class A Units Underlying Options Exercisable Within 60-Days of March 1, 2007	Total # of Class A Units Owned(1)	% of Issued and Outstanding Class A Units(1)
Richard E. Stoddard, CEO, President & Chairman	145,194	62,350	207,544	2.9%

Gerald A. Fawcett, Vice Chairman(2)	105,578	62,000	167,578	2.4%

James F. Verhey, Executive Vice President - Finance & CFO	67,035	45,000	112,035	1.6%

Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	92,966	45,000	137,966	1.9%

Ronald E. Bitonti, Manager(3)	28,396	1,500	29,896	*

Todd G. Cole, Manager	35,188	0	38,188	*

Marshall F. Wallach, Manager	38,250	1,500	39,750	*

All officers and managers as a group (7 persons) (1)				10.1%

*	Less than one percent.
(1)	The percentage for each individual is based on the total number if issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC and 113,690 Class A Units reserved for those who have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger) and was determined as if all the options listed in Column 2 had been exercised by that particular individual. All options are vested.
(2)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.
(3)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None reportable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 13.	EXHIBITS

(a)	Exhibits.

The following exhibits are filed as part of this Form 10-KSB.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

3.3	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.4	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Form 10-K Report for the year ended December 31, 2001.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2007, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated January 10, 2007.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2002, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.6*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2007, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 8-K Report dated January 10, 2007.

10.7	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.7.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.7.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.7.3	Fourth Amendment to Lease Agreement between CIP Empire Tower LLP and Kaiser Ventures LLC dated November 13, 2006 incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-QSB Report for the period ended September 30, 2006.

10.8*	Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.9*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

10.10*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.10.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

10.11	Executive Officer New Revenue Participation Incentive Plan adopted to be effective January 1, 2007, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.12	Business Staffing, Inc. Supplemental Deferred Compensation Plan dated January 10, 2007, incorporated by reference from Exhibit 10.5 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.12.1	Non-Qualified Deferred Compensation Agreement dated January 10, 2007, incorporated by reference from Exhibit 10.6 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.13*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.14	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.15	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.16	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.16.1	Second Amendment to Members Operating Agreement dated December 1, 2001, incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-KSB Report for the year ended December 31, 2004.

10.16.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.17	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
10.17.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.17.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.19	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.20	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.22	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.24	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.25	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.26	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION
21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Moss Adams LLP Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

99.1	Amended and Restated Audit Committee Charter of Kaiser Ventures LLC adopted November 11, 2005 incorporated by reference from Exhibit 99. of Kaiser Ventures LLC’s Report on Form 10-QSB for the period ended September 30, 2005.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2006. However, a Form 8-K report was filed on January 10, 2007, regarding various new compensation agreements and arrangements with our executive officers.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

The Audit Committee appointed Moss Adams as the Company’s independent registered public accounting firm for 2005, 2006 and for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Moss Adams LLP for services in fiscal 2005 and 2006 were as follows:

	Moss Adams LLP (1)
Fee Category	Fiscal 2005 Fees	Fiscal 2006 Fees
Audit – Fees	$110,700		$110,500
Audit – Related Fees	$—	$
Tax Fees	$60,300		$65,000
All Other Fees	$4,500		$26,250

Total Fees	$175,500		$201,750

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

Date: March 26, 2007	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

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

	Signature	Title	Date
1.	Principal Executive Officer

	/s/ Richard E. Stoddard Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 26, 2007

2.	Principal Financial and Accounting Officer

	/s/ James F. Verhey James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2007

KAISER VENTURES LLC AND SUBSIDIARIES

	Signature	Title	Date
4.	Managers

	/s/ Ronald E. Bitonti Ronald E. Bitonti	Manager	March 26, 2007

	/s/ Todd G. Cole Todd G. Cole	Manager	March 26, 2007

	/s/ Gerald A. Fawcett Gerald A. Fawcett	Vice Chairman	March 26, 2007

	/s/ Marshall F. Wallach Marshall F. Wallach	Manager	March 26, 2007