Form 10QSB
period 2007-03-31
KAISER VENTURES LLC
filed 2007-05-11
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At May 1, 2007, 7,044,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,690 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2006 Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, including the financial statement schedules thereto. Those requesting a copy of the 10-KSB Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-KSB Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Annual Report on Form 10-KSB can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2006 Annual Report on Form 10-KSB as the information contained herein is often an update of the information in such report.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2006 Annual Report on Form 10-KSB for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 82.48% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000, plus an estimated approximate $8,000,000 in accrued interest from May 2001 to the date of this Report on Form 10-QSB. The sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision is being appealed by the Company and by the U.S. Department of Interior;

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

As of March 31, 2007, we also had cash and cash equivalents, receivables and short and long term investments of approximately $10,067,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, plus an estimated approximate $8,000,000 in accrued interest from May 2001 to the date of this Report on Form 10-QSB.The closing of this transaction is currently scheduled to occur by June 30, 2007. However, the initial closing date has been extended a number of times. The sale of the Landfill

KAISER VENTURES LLC AND SUBSIDIARIES

Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005 a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than June 30, 2007. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2006 Annual Report on Form 10-KSB.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company and the U.S. Department of Interior evaluated their alternatives with respect to the decision and each decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. It is likely that the appeal process will continue for at least an additional year from the date of the filing of this report. Under the current briefing schedule, the final brief in the case is to be filed in July 2007. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

In April 2007, Donna Charpied, et al, filed a motion with the same U.S. District Court seeking, in their opinion, to enforce the court’s order in the above referenced case. In particular, the allegations are that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents are objecting to the military training that has taken place and may take place on Kaiser fee owned land at Eagle Mountain (even through military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California. We believe we are in full compliance with the U.S. District’s Court’s order and will vigorously oppose such motion.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. To cover the continuing costs of MRC such as the costs of the appeal, various anticipated closing matters and other similar items additional funding of up to $1,200,000 is being sought through a private placement to MRC’s existing members. The funding will be payable in two installments with the second installment to be paid, if not delayed in the discretion of MRC, in 2008. Assuming the maximum amount of funding is necessary, we will make an additional investment in MRC of at least equal to our current ownership interest in MRC and this would amount to a minimum additional investment of approximately $989,000. Even if the full $1,200,000 is raised from the current private placement, additional funding may be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-QSB and discussed in more detail in the Company’s Annual Report on Form 10-KSB for 2006, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District, or as a result of the adverse U.S. District Court decision. In addition, there can be no assurance that both parties will continue to extend the closing date or as to the timing of the receipt of the purchase price if a closing does take place. There also can be no assurance that the

KAISER VENTURES LLC AND SUBSIDIARIES

ownership of the competing Mesquite Landfill Project by the District and its construction will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District. In addition, the September 2005 decision of the U.S. District Court to reverse a completed land exchange with the BLM, if fully affirmed on appeal, jeopardizes the viability of Landfill Project. While the Company and the Department of Interior have appealed the decision, there can be no assurance that the appeal will be successful. In addition, no assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on the Landfill Project and on our current plan to sell the Landfill Project to the District. If we are unable to manage any of these risks or uncertainties, we may not have a viable Landfill Project and/or may not be able to sell the Landfill Project and thus the value of our Class A Units could be materially reduced.

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

We did not receive any cash distributions from the West Valley MRF during the first three months of 2007.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-KSB for 2006.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003—2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, we have not had any success as of the date of this Report on Form 10-QSB. However, portions of Kaiser’s fee owned land at Eagle Mountain are occasionally being leased to third parties in connection with the training of U.S. military personnel, commercials and other similar types of uses. We will continue to explore these types of opportunities for the use of the land and facilities at Eagle Mountain. However, opponents to the landfill project are attempting to prevent us from exploring and from implementing alternative uses for our fee owned land at Eagle Mountain. For additional information, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Business Update-Eagle Mountain Project—Landfill Project Litigation” above.

Lake Tamarisk

The Company has considered and continues to consider the possible sale and other opportunities for its property at Lake Tamarisk including exploring development opportunities that may enhance the ultimate value and sale of such properties.

KAISER VENTURES LLC AND SUBSIDIARIES

OPERATING RESULTS

Primary Revenue Sources

Ongoing Operations

The Company’s revenues from ongoing operations are primarily derived from the Company’s share of income related to its investment in the West Valley MRF that is accounted for using the equity method.

Interim Activities (net)

Revenues and expenses from interim activities are generated from various sources. Historically, significant components of interim revenue activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain facility. Due to the interim nature of these activities, the Company is presenting these revenues net of their related expenses. During the fourth quarter of 2004 the Eagle Mountain Townsite operations were mothballed. However, we continue to incur expenses for Townsite maintenance and in the investigation of possible profitable uses of our remaining Eagle Mountain property.

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

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2007 and 2006

Resource Revenues. Total net resource revenues for the first quarter of 2007 were $495,000, compared to $82,000 for 2006. The reasons for this increase are discussed below in “Ongoing Operations” and “Interim Activities (net)”.

Ongoing Operations. Income from the Company’s equity method investment increased by $109,000 to $454,000. This increase in equity income from the West Valley MRF is the result of higher revenues ($559,000) due to rate increases which went into effect in July 2006 and January 2007. These increases were partially offset by higher transportation ($15,000) and inert processing ($18,000) expenses, as well as, increased recycling rebates ($77,000) and buyback purchases ($18,000). In addition, operator and partnership expenses increased by $130,000 and $180,000, respectively, primarily due to an increase in the minimum wage rate in California as of January 1, 2007, and an adjustment to the allowance for doubtful accounts related to disputed transportation rates with one customer.

Interim Activities (Net). Interim activities net of expenses for the first quarter of 2007 was a net profit of $41,000 compared to a net loss of $263,000 for the same period in 2006. The reduction in the net loss resulted from higher revenues earned from utilizing portions of our fee owned property for military training and media activities more than offsetting Townsite maintenance expenses and the amortization of the capitalized Townsite abatement and clean-up reserves. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

KAISER VENTURES LLC AND SUBSIDIARIES

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the first quarter of 2007 and 2006 were both $75,000.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2007 increased 73% to $531,000 from $307,000 for the same period in 2006. The increase is primarily the result of a $150,000 payment received and credited against legal expenses in the first quarter of 2006 related to litigation costs for which we had filed a reimbursement claim with the insurance carrier. The Company reached an agreement with the insurance company during 2006 regarding the reimbursement claim and recorded additional payments offsetting these litigation costs later in 2006. Additionally, this increase is a result of a $53,000 accrual based upon the new revenue participation plan, an executive performance-based bonus plan, that went into effect as of January 1, 2007.

Net Interest and Investment Income. Net interest and investment income (loss) for the first quarter of 2007 was $146,000 compared to $91,000 for the same period in 2006. This change was the result of income from bond investments maturing during the quarter.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax income of $36,000 in the first quarter of 2007 versus a pre-tax loss of $209,000 for the same period in 2006. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $13,000 for the first quarter of 2007, versus $2,000 for the same period in 2006.

Net Income (Loss). For the first quarter of 2007, the Company produced a net income of $23,000, or $0.00 per unit, versus a net loss of $212,000, or $0.03 per unit, reported for the same period in 2006.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $204,000 to $1,357,000 at March 31, 2007 from $1,153,000 at December 31, 2006. Included in cash and cash equivalents is $692,000 and $796,000 held solely for the benefit of MRC at March 31, 2007 and December 31, 2006, respectively. The increase in cash and cash equivalents is primarily due to net investment activity which provided $520,000 in cash, which was partially offset by $221,000 in cash used for operations, and capitalized landfill expenditures of $95,000.

Working Capital. During the first three months of 2007, current assets decreased $267,000 to $10.1 million, and current liabilities decreased $34,000 to $2.1 million. The decrease in current assets resulted primarily from a decrease of $551,000 in short term investments. This decrease was partially offset by an increase in accounts and other receivable of $80,000 and an increase of $204,000 in cash and equivalents as discussed above. The decrease in current liabilities is the net of a decrease of $5,000 in accounts payable, a $38,000 decrease in accrued liabilities and a $9,000 increase in taxes payable. Included in current liabilities, as of March 31, 2007, is $157,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first three months of 2007 by $233,000 to $8.0 million at March 31, 2007.

Accounts Receivable and Other (Net). During the first three months of 2007, accounts receivable and other (net) increased by $80,000 primarily as a result of the reclassification of taxes paid on behalf of the company SERP to a receivable as they are believed to be refundable.

Notes Receivable. The Company currently has no notes receivable outstanding.

KAISER VENTURES LLC AND SUBSIDIARIES

Short-Term Investments. During the first quarter of 2007, short-term investments decreased by $551,000. This is the result of the sale of the Company’s investments to provide cash for operations. At March 31, 2007, the Company had $6.4 million of its excess cash reserves invested in such investments.

Long-Term Investments. At March 31, 2007, the Company had $2.0 million of its’ excess cash reserves invested in long-term high grade commercial paper and U.S. governmental bonds.

Investments. The Company recorded $454,000 related to its equity share of income from the investment in the West Valley MRF, for the first three months of the year which resulted in a like increase in the Company’s investment. Our investment in the Eagle Mountain Landfill increased $95,000 during the first three months of 2007 due to continuing landfill development activities which were capitalized.

Other Assets. There was a decrease in other assets of $286,000 which is the result of the amortization of the environmental insurance policy of $75,000, an increase in accumulated depreciation as of March 31, 2007 of $87,000, as discussed above, and the reclassification of a deferred tax asset to a receivable of $124,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2007, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.9 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of March 31, 2007, the Company has recorded $5,179,000 of minority interest relating to the approximately 17.5% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As disclosed in the Notes to the 2006 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies are important to the portrayal of the Company’s financial condition and results.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests its’ excess cash reserves in high grade commercial paper, and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid.

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

Uncertain Tax Benefits. The Company adopted Financial Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) effective January 1, 2007. Because the Company is a limited liability company, it has no unrecognized tax benefits and the adoption of FIN 48 will have no impact on the Company’s financial statements.

Conditional Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board issued, Interpretation No. 47. “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”) clarifying and interpreting the legal obligation to perform an asset retirement activity in which the timing and/or settlement are conditional on a future event that may or may not be within the control of the Company. The Company adopted FIN 47 effective as of December 31, 2005. Based upon currently available information, the Company estimated that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1,200,000. These estimates were produced by third party consultants. Pursuant to the requirements of FIN 47, the Company increased its environmental reserve as of December 31, 2005 by $1,200,000 to account for these conditional obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis is being depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 4 years beginning as of January 1, 2006.

KAISER VENTURES LLC AND SUBSIDIARIES

Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-QSB, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

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

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as fuel and personnel costs and (iv) future competition from competing facilities. During 2006 and early 2007, the West Valley MRF was able to increase it rates to many of its customers as a result of increases in operating and disposal expenses as well as the increase in the minimum wage laws in California that went into effect in January 2007. However, these rate increases may not be sufficient to cover all past and future anticipated increases in the costs of operation. In addition, commodity prices have fluctuated dramatically and this volatility impacts the West Valley MRF’s revenue both positively and negatively. In order to address anticipated future demand, the West Valley MRF is seeking to increase its permitted capacity to 7,500 tons per days of waste processing capacity. We currently anticipate that the necessary approvals to the increase in permitted capacity should be obtained in 2007.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8 million in accrued interest from May 2001 to the date of this Report on Form 10-QSB. The exact future timing of any initial closing is currently unknown and

KAISER VENTURES LLC AND SUBSIDIARIES

there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior are appealing the decision. It is likely that the appeal process will take at least an additional year from the date of the filing of this Report on Form 10-QSB. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Pending Sale.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

Sale of Miscellaneous Properties, Eagle Mountain Townsite, and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants and other uses for the private prison facility in the Eagle Mountain Townsite. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts. Additionally, due to the passage of time and the impacts of weather, a number of buildings and old houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years.

In addition, we are exploring possible opportunities for the sale of rock from our fee owned land at Eagle Mountain. As a result of past mining activities, millions of tons of rock of various sizes was stock piled near the Eagle Mountain Townsite. Any sale of rock would be from property that is not a part of the landfill project.

We have also explored and will continue to explore the use of our property at Eagle Mountain for other purposes. In the past, military and law enforcement training exercises have taken place on portions of the Eagle Mountain property. The most recent example of this is that in January 2007 the U.S. Marines conducted troop training exercises on portions of our fee owned land at Eagle Mountain property.

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

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former KSC mill site near Fontana, California, except for an approximate five acre parcel, the Tar Pits Parcel; (ii) entered into an agreement to sell the landfill project to the District for an aggregate of $41 million plus accrued interest, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•

To resolve favorably the outstanding federal land exchange litigation and to complete the sale of the landfill project. Although the closing with the District was originally scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions and, as a result, this date has been extended numerous times, and we cannot be sure when or if this sale will ultimately close. We do not expect to receive any cash from the sale until and if the federal land exchange litigation matter is successfully resolved. Resolution of this litigation is expected to take several years. See “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Pending Sale”;

•

To continue to hold our interest in West Valley MRF, which pays significant cash distributions to us, until we believe we can negotiate a sale of our interest or otherwise create enhanced value for our members from the West Valley MRF; and

•	To maximize our revenue as we attempt to sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California.

The Company currently expects to terminate operations and distribute substantially all available cash to its members once the cash maximization strategy is completed. The September 2005 adverse U.S. District Court decision concerning the Landfill Project will affect the completion date for, and may ultimately alter this strategy. The Company currently does not expect completion of this strategy until 2009 at the earliest.

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

FINANCIAL STATEMENTS

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,357,000	$1,153,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	282,000	202,000
Short-term investments	6,396,000	6,947,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	921,000	921,000

	10,146,000	10,413,000

Long Term Investments	2,033,000	2,000,000

Eagle Mountain Landfill Investment	31,209,000	31,114,000

Investment in West Valley MRF	5,276,000	4,822,000

Land	2,523,000	2,523,000

Other Assets
Deferred income tax asset	25,000	149,000
Unamortized environmental insurance premium	1,875,000	1,950,000
Buildings and equipment (net)	1,246,000	1,333,000

	3,146,000	3,432,000

Total Assets	$54,333,000	$54,304,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$117,000	$121,000
Conversion distribution payable	1,190,000	1,190,000
Current portion of MRC accrual for casualty loss	143,000	143,000
Accrued liabilities	712,000	741,000

	2,162,000	2,195,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,195,000	4,195,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,914,000	2,915,000
Other Accrued Liabilities	250,000	250,000

	9,699,000	9,700,000

Total Liabilities	11,861,000	11,895,000

Minority Interest	5,179,000	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at March 31 7,044,299, at December 31 6,969,299	37,249,000	37,188,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income (loss)	44,000	42,000

Total Members’ Equity	37,293,000	37,230,000

Total Liabilities and Members’ Equity	$54,333,000	$54,304,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2007	2006
Resource Revenues
Ongoing Operations
Income from equity method investment in the West Valley MRF	$454,000	$345,000
Interim Activities, net income (loss)	41,000	(263,000)

Total resource revenues	495,000	82,000

Resource Operating Costs
Environmental insurance premium amortization	75,000	75,000

Income from Resources	420,000	7,000

Corporate General and Administrative Expenses
Corporate overhead expenses, excluding Slemmer litigation	483,000	293,000
Slemmer litigation	48,000	14,000

	531,000	307,000

Loss from Operations	(111,000)	(300,000)

Net interest and investment income	147,000	90,000

Income (Loss) before Income Tax Provision	36,000	(210,000)

Income tax provision	13,000	2,000

Net Income (Loss)	$23,000	$(212,000)

Basic Income (Loss) Per Unit	$0.00	$(0.03)

Diluted Income (Loss) Per Unit	$0.00	$(0.03)

Basic Weighted Average Number of Units Outstanding	7,032,000	6,949,000
Diluted Weighted Average Number of Units Outstanding	7,052,000	6,949,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net Income (loss)	$23,000	$(212,000)

Adjustments to reconcile net loss to net cash used by operating activities
Change in equity (income) loss of West Valley MRF, LLC, net of distributions	(454,000)	155,000
Depreciation and amortization	162,000	165,000
Bad debt recoveries	—	(140,000)
Issuance of Class A Units	38,000	—
Changes in assets:
Receivables and other	45,000	4,000
Changes in liabilities:
Accounts payable	(43,000)	25,000
Environmental remediation expenditures	(1,000)	(3,000)
Income Taxes Payable	9,000	3,000

Net cash flows used by operating activities	(221,000)	(3,000)

Cash Flows from Investing Activities
Purchase of investments	(8,869,000)	(75,000)
Sale of investments.	9,389,000	—
Note receivable collections	—	57,000
Capitalized landfill expenditures	(95,000)	(276,000)

Net cash flows provided by (used by) investing activities	425,000	(294,000)

Cash Flows from Financing Activities
Payment of conversion distribution to transfer agent	—	(75,000)
Increase in restricted
Cash for conversion distribution	—	75,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	204,000	(297,000)

Cash and Cash Equivalents at Beginning of Year	1,153,000	4,101,000

Cash and Cash Equivalents at End of Quarter	$1,357,000	$3,804,000

Supplemental disclosure of non-cash investing and financing activities

	2007	2006
Cash paid during the period for income taxes	$79,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Three Months Ended March 31, 2007

(Unaudited)

	Class A		Accumulated Other Comprehensive Loss	Total Members’ Equity
	Units	Amount
Balance at December 31, 2006	6,969,299	$37,188,000	$42,000	$37,230,000

Net Income (loss)	—	23,000	—	23,000

Comprehensive income
Change in gain on investments
Realized	—	—	(42,000)	(42,000)
Unrealized	—	—	44,000	44,000

Issuance of Class A Units	75,000	38,000	—	38,000

Balance at March 31, 2007	7,044,299	$37,249,000	$44,000	$37,293,000

At March 31, 2007 and December 31, 2006, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of March 31, 2007 and 2006, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2007, and results of operations and cash flows for the three month periods ended March 31, 2007 and 2006.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2007, the Company considers all of its short term investments to be “available-for-sale”. These investments are recorded at the purchase price of the security plus or minus the discount or premium paid. See Note 3, for additional information relating to the classification of investments.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2007 and December 31, 2006 the Company had investments in high grade commercial paper and U.S. governmental bonds which are classified as “available-for-sale.” The classification of investment securities is reviewed by the Company at each reporting period.

KAISER VENTURES LLC AND SUBSIDIARIES

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2007 and December 31, 2006:

AVAILABLE-FOR-SALE SECURITIES	MARCH 31, 2007	DECEMBER 31, 2006

Commercial Paper	$8,429,000	$8,947,000

Of the $8,429,000 available for sale at March 31, 2007, $2,033,000 has a maturity of more than one year.

As of March 31, 2007 and December 31, 2006, the Company’s “available for sale” securities had an unrealized net gain of $44,000 and $42,000, respectively that was included in “accumulated other comprehensive income (loss)”, a component of Member’s Equity.

Note 4. COMPREHENSIVE INCOME

The Company includes the unrealized gain (loss) on investments as a component of the comprehensive income (loss) in addition to net income (loss) for the period. The following table sets forth the components of comprehensive income (loss) for the periods presented:

	THREE MONTHS ENDED MARCH 31
	2007	2006
Net Income (Loss)	$23,000	$(212,000)

Unrealized Gain (Loss) on Investments	44,000	(109,000)

Total Comprehensive Income (Loss)	$67,000	$(321,000)

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	February 28, 2007	November 30, 2006
Current Assets	$9,234,000	$8,564,000
Property and Equipment (net)	12,961,000	13,271,000
Other Assets	212,000	232,000

Total Assets	$22,407,000	$22,067,000

Current Liabilities	$6,744,000	$6,312,000
CPCFA Bonds Payable – Long Term Portion	6,870,000	6,870,000
Members’ Equity	8,793,000	8,885,000

Total Liabilities and Members’ Equity	$22,407,000	$22,067,000

Income Statement Information:	2007	2006
For the three months ended March 31
Net Revenues	$3,775,000	$3,260,000
Gross Profit	$1,410,000	$1,003,000
Net Income	$908,000	$690,000

The Company recognized equity income from the West Valley MRF of $454,000 and $345,000 for the first three months of 2007 and 2006, respectively. The Company received no cash distributions from its investment in the West Valley MRF during the first three months of 2007, however it received $500,000 for the same period in 2006.

Note 6. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2007, concluded that no impairment of long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost. However, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; (c) our long-term notes receivable have been collected in full in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

KAISER VENTURES LLC AND SUBSIDIARIES

has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

As of March 31, 2007, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.3 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.3 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior have appealed the decision to the U. S. 9th Circuit Court of Appeals. This adverse decision, if fully affirmed on appeal, will materially impact the viability of the Landfill Project in that it would prevent its development as currently permitted. It is likely that the appeal process will take at least an additional year. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement. Project opponents recently filed a motion in the land exchange litigation to prevent Kaiser’s use of its fee property for such purposes as military training.

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

As discussed in our Annual Report on Form 10-KSB for 2006 we are engaged in certain claims and litigation. As of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Annual Report on Form 10-KSB for 2006, except as discussed below:

Landfill Litigation. In Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (U.S. District Court for the Central District of California, Eastern Division; Case No. ED CV 99-0454 RT (Mex)), the plaintiffs, filed a motion in April 2007 seeking, in their opinion, enforcement of the court’s order in the above referenced case. This case and a companion case are currently on appeal to the 9th Circuit Court of Appeals. The allegations in the motion are that additional actions are necessary to set aside the land exchange and to prevent the use of our property at Eagle Mountain that would “change the character and use of the exchanged properties on …”. In particular, the opponents are objecting to the military training that has taken place and may take place on our fee owned land at Eagle Mountain (even through military and law enforcement training has previously take place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain at some future date to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties. We believe we are in full compliance with the U.S. District’s Court’s order and will vigorously oppose such motion.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

We qualify as a “small business issuer” under applicable rules and regulations of the Securities and Exchange Commission. We have decided to defer our next meeting of members to 2008.

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

Dated: May 11, 2007	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer