Form 10KSB/A
period 2006-12-31
KAISER VENTURES LLC
filed 2007-08-07
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB/A

Amended No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-8 is not contained in this form, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.    ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Report on Form 10-KSB/A are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE

Pursuant to this Report on Form 10-KSB/A, Kaiser Ventures LLC, amends Part II - Item 7. “FINANCIAL STATEMENTS” of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed by the Company on March 27, 2006 (the “Original 10-KSB”) to reflect that Moss Adams LLP, the Company’s independent registered public accounting firm, provided the Company a signed audit opinion. The “Report of Independent Registered Public Accounting Firm” in the Original 10-KSB inadvertently left out “/s/ Moss Adams LLP.” (By SEC rule we are required to restate the entire Item 7.)

Except for including the signature of Moss Adams LLP on its audit opinion, no other information included in the Original 10-KSB is amended in this Form 10-KSB/A. All information in this Annual Report on Form 10-KSB/A is as of December 31, 2006 or March 27, 2007, the date of the filing of the Original 10-KSB, as required, and does not reflect, unless otherwise explicitly noted, any subsequent information or events occurring after such dates, nor does it otherwise purport to modify or update the disclosure contained in the Original 10-KSB.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

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

	Member Class A Units	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	6,929,299	40,859,000	(213,000)	40,646,000
Net loss	—	(3,085,000)	—	(3,085,000)
Comprehensive loss, change in net unrealized gain on investments	—	—	(94,000)	(94,000)

Comprehensive loss				(3,179,000)
Issuance of Class A Units	20,000	29,000	—	29,000

Balance at December 31, 2005	6,949,299	37,803,000	(307,000)	37,496,000
Net loss	—	(625,000)	—	(625,000)
Comprehensive Gain
Reclassification of realized loss			307,000	307,000
Unrealized gain on investments	—	—	42,000	42,000

Total Comprehensive Gain				349,000
Issuance of Class A Units	20,000	10,000	—	10,000

Balance at December 31, 2006	6,969,299	$37,188,000	$42,000	$37,230,000

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

Class B, C and D Units

The Company has outstanding Class B, C and D which are reflected on the Company’s Balance Sheet as equity securities that were designed and implemented to replicate the cash distributions the holders of such units would have received under certain former long-term transaction incentive plans. These former plans provided for bonus payments as a result of the sale of certain assets at prices above certain minimum threshold requirements. Even though the Class B, C and D Units are classified as equity securities, the Company will account for any future distributions on the Class B, C and D Units by recording compensation expense for the full amount of the distribution at the time a distribution become

KAISER VENTURES LLC AND SUBSIDIARIES

probable and estimateable. For additional information regarding the Class B, C and D Units. Please see “Note 13. EQUITY” and “Note 16. COMMITMENTS AND CONTINGENCIES—Contingent Distributions on Class B, C and D Units.”

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

KAISER VENTURES LLC AND SUBSIDIARIES

The condensed summarized balance sheet information of West Valley MRF, LLC as of November 30, 2006, is as follows:

Balance Sheet Information
Current Assets	$8,564,000
Property and Equipment (net)	13,271,000
Other Assets	232,000

Total Assets	$22,067,000

Current Liabilities	$6,312,000
Other Liabilities	—
CPCFA Bonds Payable (long-term portion)	6,870,000
Members’ Equity	8,885,000

Total Liabilities and Members’ Equity	$22,067,000

The condensed summarized income statement information for the West Valley MRF, LLC as of November 30, 2006 and 2005, is as follows:

	November 30, 2006	November 30, 2005
Income Statement Information
Net Revenues	$14,752,000	$14,527,000
Gross Profit	$5,844,000	$5,732,000
Net Income	$4,298,000	$4,386,000

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

In September 2005, the Company received an adverse U.S. District Court decision in the federal land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company is appealing the decision. It is likely that the appeal process will take several years. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Note 17. LEGAL PROCEEDINGS-Eagle Mountain Landfill Project Land Exchange Litigation.” The Company has evaluated the adverse decision on the landfill project in the context of whether such asset should be considered impaired. The Company finds itself in much the same position as it was in 2000 when the San Diego County Superior Court judge ruled that the environmental documentation was insufficient under

KAISER VENTURES LLC AND SUBSIDIARIES

California law. Believing that the Superior Court was in error, much like the Company believes the U.S. District Court is in error, the Company appealed the San Diego County Superior Court decision. The Company won that appeal with the California Court of Appeals unanimously reversing the San Diego Superior Court. Accordingly, the Company has concluded that, although it is possible, it is not currently probable or measurable that there has been impairment of the investment in MRC at this time due to the pending appeal of the decision to the U.S. 9th Circuit Court of Appeals.

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

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of December 31, 2006:

AVAILABLE-FOR-SALE SECURITIES	DECEMBER 31, 2006
Bond funds	$—
Commercial Paper	$8,947,000

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

In 2004, this reserve was reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. Finally, this environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters, as discussed in more detail in “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Buildings and Equipment.”

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

See also Note 2. “Summary of Significant Accounting Policies—Buildings and Equipment,” Note 9. “Environmental Insurance,” and Note 16. “Commitments and Contingencies—Environmental Contingencies”.

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

These Class B Units are entitled to receive approximately 2% of any cash actually received by MRC, up to approximately $752,000 or $1.00 per unit, if MRC receives the currently agreed upon price of $41,000,000. The Class B Units are not entitled to any distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Class B, C and D Units” for the accounting treatment of the Class B Units.

At December 31, 2006, Kaiser LLC had 751,956 Class B Units outstanding.

KAISER VENTURES LLC AND SUBSIDIARIES

Class and D Units

During 2002, the Company issued Class C and D Units to certain officers and terminated the Long- Term Incentive Plan (“TIP”) as to future unearned payments that could have been payable to the Company’s executive officers. Payments to holders of the Class C and D Units will only be paid upon the monetization of the Company’s major assets. Payments, if any, will be made under a formula that replicates the amount that would have been paid under the TIP if it had been continued. Class C and D Units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Class B, C and D Units” for the accounting treatment of the Class C and D Units.

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

Contingent Distributions on Class B, C and D Units

Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Class B, C and D Units” and “Note 12. EQUITY” above.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 13.	EXHIBITS

(a) Exhibits.

NOTE: Item 13 in the Annual Report for our 10-KSB, as originally filed, is unchanged except for the filing of additional and current certifications of our principal executive officer and principal financial officer and a current consent by our independent registered public accounting firm.

The following exhibits are filed as part of this Form 10-KSB/A.

EXHIBIT INDEX

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

23	Consent of Moss Adams LLP Independent Registered Public Accounting Firm.

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2007	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

4.	MANAGERS

Signature	Title	Date

/s/ Ronald E. Bitonti Ronald E. Bitonti	Manager	August 6, 2007

/s/ Todd G. Cole Todd G. Cole	Manager	August 6, 2007

/s/ Gerald A. Fawcett Gerald A. Fawcett	Manager	August 6, 2007

/s/ Marshall F. Wallach Marshall F. Wallach	Manager	August 6, 2007