Form 10QSB
period 2007-06-30
KAISER VENTURES LLC
filed 2007-08-10
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3633 East Inland Empire Blvd., Suite 480

Ontario, California 91764

(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code: (909) 483-8500

No Change

(Former name, former address and former fiscal year, if change since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 1, 2007, 7,064,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,690 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2006 Annual Report on Form 10-KSB and the Company’s Report on Form 10-QSB for the period ended March 31, 2007, including the financial statement schedules thereto. Those requesting a copy of the 10-KSB Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of the 10-KSB Report should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. The Annual Report on Form 10-KSB can also be accessed from the Company’s website at www.kaiserventures.com.

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

As of June 30, 2007, we also had cash and cash equivalents, receivables and short and long term investments of approximately $9,378,000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than September 30, 2007. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

The Company and the U.S. Department of Interior evaluated their alternatives with respect to the decision and each decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. It is likely that the appeal process will continue for at least an additional year from the date of the filing of this report. Under the current revised briefing schedule, the final brief in the case is scheduled to be filed in September 2007. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

In April 2007, Donna Charpied, et al, filed a motion with the same U.S. District Court seeking, in their opinion, to enforce the court’s order in the above referenced case. In particular, the allegations are that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents are objecting to the military training that has taken place and may take place on Kaiser fee owned land at Eagle Mountain (even through military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California. We believe we are in full compliance with the U.S. District’s Court’s order and that many of the assertions of the Charpieds are in error. We are vigorously opposing such motion. As of the date of this Report, military training has not taken place at Eagle Mountain since the Charpieds filed their motion.

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

Risks. As is discussed in this Report on Form 10-QSB and discussed in more detail in the Company’s Annual Report on Form 10-KSB for 2006, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District, or as a result of the adverse U.S. District Court decision. In addition, there can be no assurance that both parties will continue to extend the closing date or as to the timing of the

KAISER VENTURES LLC AND SUBSIDIARIES

receipt of the purchase price if a closing does take place. There also can be no assurance that the ownership of the competing Mesquite Landfill Project by the District and its construction will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District. In addition, the September 2005 decision of the U.S. District Court to reverse a completed land exchange with the BLM, if fully affirmed on appeal, jeopardizes the viability of Landfill Project. While the Company and the Department of Interior have appealed the decision, there can be no assurance that the appeal will be successful. In addition, no assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on the Landfill Project and on our current plan to sell the Landfill Project to the District. If we are unable to manage any of these risks or uncertainties, we may not have a viable Landfill Project and/or may not be able to sell the Landfill Project and thus the value of our Class A Units could be materially reduced.

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

We did not receive any cash distributions from the West Valley MRF during the second quarter of 2007. The Company received a $1,000,000 cash distribution from West Valley MRF in July 2007.

During the second quarter of 2007 West Valley and Union Bank agreed to modify the bank’s repayment schedule for West Valley’s outstanding indebtedness issued by the California Pollution Control Finance Authority. West Valley and the bank agreed that the current principal repayments of the indebtedness could be rescheduled in accordance with the original issuance terms of the respective bond issuances. The former and new payment schedules are summarized below.

CPCFA Debt Rescheduling

	Former Payment Schedule			New Payment Schedule
	1997	2000		1997	2000
Year	Bond	Bonds	Total	Bonds	Bonds	Total
2007	$1,200,000	$900,000	$2,100,000	$630,000	$—	$630,000
2008	$1,250,000	$1,000,000	$2,250,000	$630,000	$—	$630,000
2009	$1,320,000	$1,100,000	$2,420,000	$630,000	$—	$630,000
2010		$1,100,000	$1,100,000	$630,000	$—	$630,000
2011		$1,100,000	$1,100,000	$630,000	$—	$630,000
2012			$—	$620,000	$—	$620,000
2013 thru 2029			$—		$290,000	$4,930,000	[1]
						$(290,000 per year	)
2030			$—		$270,000	$270,000
Total	$3,770,000	$5,200,000	$8,970,000	$3,770,000	$5,200,000	$8,970,000

The bonds having a variable interest rate that is adjusted weekly. The highest rate of interest on the bonds during the second quarter of 2007 was approximately 4%.

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

KAISER VENTURES LLC AND SUBSIDIARIES

The additional cash flow during the first several years of the new repayment schedule will be used as determined by the West Valley’s Executive Committee. The Executive Committee may decide, among other things, to distribute all or a portion of the additional cash flow to West Valley’s members or use such funds in the exploration and possible implementation of possible projects for the benefit of West Valley.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-KSB for 2006.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, we have not had any success as of the date of this Report on Form 10-QSB. However, portions of Kaiser’s fee owned land at Eagle Mountain are occasionally being leased to third parties in connection with the training of U.S. military personnel, commercials and other similar types of uses. We will continue to explore these types of opportunities for the use of the land and facilities at Eagle Mountain. However, opponents to the landfill project are attempting to prevent us from exploring and from implementing alternative uses for our fee owned land at Eagle Mountain. As of the date of this Report, there has not been any new military training at Eagle Mountain since the opponents filed a motion in court to prevent the use of the Eagle Mountain property. For additional information, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Business Update-Eagle Mountain Project - Landfill Project Litigation” above.

Lake Tamarisk

In July 2007, the Company sold two lots in Lake Tamarisk generating net sale proceeds of approximately $48,000. The Company continues to consider the possible sale and other opportunities for its property at Lake Tamarisk including exploring development opportunities that may enhance the ultimate value and sale of such properties.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2007 and 2006

Resource Revenues. Total resource revenues for the second quarter of 2007 were $714,000, compared to $414,000 for 2006. The reasons for this increase are discussed below in “Ongoing Operations” and “Interim Activities”.

Ongoing Operations. Income from the Company’s equity method investment increased by $291,000 to $695,000. This increase in equity income from the West Valley MRF is the result of higher revenues ($1,045,000) due to rate increases which went into effect in July 2006 and January 2007 and higher commodity prices. These increases were partially offset by higher disposal ($147,000) and inert processing ($18,000) expenses, as well as, increased recycling rebates ($155,000) and buyback purchases ($48,000). In addition, operator and partnership expenses increased by $184,000 and $18,000, respectively, primarily due to an increase in the minimum wage rate in California as of January 1, 2007, and an adjustment to the allowance for doubtful accounts related to disputed transportation rates with one customer.

Interim Activities. Revenue from interim activities increased to $19,000 for the second quarter of 2007 from $10,000 for the same period in 2006. This increase is the result of increased utilization of our fee owned property. Expenses related interim activities increased to $310,000 for the second quarter from $299,000 for the same period in 2006 as a result of continued Townsite maintenance expenses and the amortization of the capitalized Townsite abatement and clean-up reserves. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the second quarter of 2007 and 2006 were both $75,000.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2007 decreased 34% to $457,000 from $693,000 for the same period in 2006. The decrease is primarily the result of a $159,000 reduction in legal expenses resulting from the 2006 settlement of the Slemmer litigation. Additionally, Director Fees and printing costs for the second quarter were $30,000 and $16,000 less than for the same period in 2006, respectively. This cost reduction is due to the fact that there was no formal unitholders meeting during 2007.

Net Interest and Investment Income. Net interest and investment income for the second quarter of 2007 was $89,000 compared to $96,000 for the same period in 2006. This change was the result of income from bond investments maturing during the quarter. Unrealized earnings on investments are reflected in Comprehensive Income, included in Stockholders Equity, until maturity of the investments, at which time the realized gain or loss is recorded.

KAISER VENTURES LLC AND SUBSIDIARIES

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $39,000 in the second quarter of 2007 versus a pre-tax loss of $557,000 for the same period in 2006. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $(5,000) for the second quarter of 2007 versus $2,000 for the same period in 2006.

Net Income (Loss). For the second quarter of 2007, the Company produced a net loss of $34,000, or $0.00 per unit, versus a net loss of $559,000, or $0.08 per unit, reported for the same period in 2006.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2007 and 2006

Resource Revenues. Total resource revenues for the first six months of 2007 were $1,478,000, compared to $763,000 for 2006. The reasons for this increase are discussed below in “Ongoing Operations” and “Interim Activities”.

Ongoing Operations. Income from the Company’s equity method investment increased by $400,000 to $1,149,000 for the first six months of 2007 as compared to the same period in 2006. This increase in equity income from the West Valley MRF is the result of higher revenues ($1,605,000) due to rate increases which went into effect in July 2006 and January 2007, and higher commodity prices. These increases were partially offset by higher disposal ($133,000) and inert processing ($36,000) expenses, as well as, increased recycling rebates ($233,000) and buyback purchases ($66,000). In addition, operator and partnership expenses increased by $314,000 and $199,000, respectively, primarily due to an increase in the minimum wage rate in California as of January 1, 2007, and an adjustment to the allowance for doubtful accounts related to disputed transportation rates with one customer.

Interim Activities. Revenue from interim activities for the first six months of 2007 increased to $329,000 from $14,000 for the same period in 2006. This increase is the result of higher revenues earned from utilizing portions of our fee owned property for military training and media activities. Expenses related interim activities increase to $579,000 from $566,000 for the same period in 2006 which are the result of Townsite maintenance expenses and the amortization of the capitalized Townsite abatement and clean-up reserves. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for the six months ended June 30, 2007 and 2006 were both $150,000.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2007 decreased 1% to $989,000 from $1,000,000 for the same period in 2006. This is primarily the net of a $47,000 increase in executive compensation for unit grants issued in 2007, and a $58,000 reduction in legal costs related to the Slemmer litigation which was settled in 2006.

Net Interest and Investment Income (Loss). Net interest and investment income (loss) for the first six months of 2007 was $236,000 compared to $187,000 for the same period in 2006. This change was the result of the 2006 sale of all investments in two PIMCO bond funds. The proceeds from the sale of the PIMCO bonds were reinvested in short and long-term high grade commercial paper and U.S. governmental bonds.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $4,000 in the first six months of 2007 versus a pre-tax loss of $766,000 for the same period in 2006. The Company is taxed

KAISER VENTURES LLC AND SUBSIDIARIES

as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $7,000 for the first six months of 2007 versus $5,000 for the same period in 2006.

Net Loss. For the first six months of 2007, the Company incurred a net loss of $11,000, or $0.00 per unit, versus a net loss of $771,000, or $0.11 per unit, reported for the same period in 2006.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $777,000 to $1,930,000 at June 30, 2007 from $1,153,000 at December 31, 2006. Included in cash and cash equivalents is $1,133,000 and $796,000 held solely for the benefit of MRC at June 30, 2007 and December 31, 2006, respectively. The increase in cash and cash equivalents is primarily due to net investment activity which provided $1,958,000 in cash, being partially offset by $906,000 in cash used for operations, and capitalized landfill expenditures of $322,000.

Working Capital. During the first six months of 2007, current assets decreased $932,000 to $9.5 million, and current liabilities increased $42,000 to $2.2 million. The decrease in current assets resulted primarily from a decrease of $1,942,000 in short term investments. This decrease was partially offset by an increase in accounts and other receivable of $233,000 and an increase of $777,000 in cash and equivalents as discussed above. The increase in current liabilities is primarily the net of a increase of $77,000 in accounts payable, a $34,000 decrease in accrued liabilities and a $9,000 increase in taxes payable. Included in current liabilities, as of June 30, 2007, is $257,000 in accounts payable and accrued liabilities relating to MRC. As a result, working capital decreased during the first six months of 2007 by $974,000 to $7.2 million at June 30, 2007.

Accounts Receivable and Other (Net). During the first six months of 2007, accounts receivable and other (net) increased by $233,000 primarily as a result of the reclassification of taxes paid on behalf of the company SERP to a receivable as they are believed to be refundable.

Notes Receivable. The Company currently has no notes receivable outstanding.

Short-Term Investments. During the second quarter of 2007, short-term investments decreased by $1,942,000. This is the result of the sale of the Company’s investments to provide cash for operations and for additional funds required to maintain our investment in Mining Reclamation, LLC. At June 30, 2007, the Company had $5.0 million of its excess cash reserves invested in such investments.

Long-Term Investments. At June 30, 2007, the Company had $2.0 million of its’ excess cash reserves invested in long-term high grade commercial paper and U.S. governmental bonds.

Investments. The Company recorded $1,149,000 related to its equity share of income from the investment in the West Valley MRF, for the first six months of the year which resulted in a like increase in the Company’s investment. Our investment in the Eagle Mountain Landfill increased $322,000 during the first six months of 2007 due to continuing landfill development activities which were capitalized. Additionally, on June 19, 2007 the Company approved a subscription agreement with Mine Reclamation, LLC to provide at a minimum an additional $989,754 in working capital for Mine Reclamation which will maintain our investment percentage. The first installment of 60% ($593,852) of the minimum subscription amount was paid during the second quarter, with the second and final installment due by March 31, 2008 unless delayed by Mine Reclamation.

KAISER VENTURES LLC AND SUBSIDIARIES

Other Assets. For the first six months of the year there was a decrease in other assets of $448,000 which is the result of the amortization of the environmental insurance policy of $150,000, an increase in accumulated depreciation as of June 30, 2007 of $174,000, and the reclassification of a deferred tax asset to a receivable of $124,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2007, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.9 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of June 30, 2007, the Company has recorded $5,179,000 of minority interest relating to the approximately 17.5% ownership interest in MRC the Company does not own.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8 million in accrued interest from May 2001 to the date of this Report on Form 10-QSB. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 82.48%.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Sale of Miscellaneous Properties, Eagle Mountain Townsite, and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants and other uses for the private prison facility in the Eagle Mountain Townsite. We were successful in selling two Lake Tamarisk lots in July 2007. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder our efforts at Eagle Mountain. Additionally, due to the passage of time and the impacts of weather, a number of buildings and old houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years.

In addition, we are exploring possible opportunities for the sale of rock from our fee owned land at Eagle Mountain. As a result of past mining activities, millions of tons of rock of various sizes was stock piled near the Eagle Mountain Townsite. Any sale of rock would be from property that is not a part of the landfill project.

We have also explored and will continue to explore the use of our property at Eagle Mountain for other purposes. In the past, military and law enforcement training exercises have taken place on portions of the Eagle Mountain property. The most recent example of this is that in January 2007 the U.S. Marines conducted troop training exercises on portions of our fee owned land at Eagle Mountain property. However, no military training occurred during the second quarter of 2007.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,930,000	$1,153,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	435,000	202,000
Short-term investments	5,004,000	6,947,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	921,000	921,000

	9,480,000	10,413,000

Long Term Investments	2,009,000	2,000,000

Eagle Mountain Landfill Investment	31,436,000	31,114,000

Investment in West Valley MRF	5,972,000	4,822,000

Land	2,523,000	2,523,000

Other Assets
Deferred income tax asset	25,000	149,000
Unamortized environmental insurance premium	1,800,000	1,950,000
Buildings and equipment (net)	1,159,000	1,333,000

	2,984,000	3,432,000

Total Assets	$54,404,000	$54,304,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$198,000	$121,000
Conversion distribution payable	1,190,000	1,190,000
Current portion of MRC accrual for casualty loss	143,000	143,000
Accrued liabilities	707,000	741,000

	2,238,000	2,195,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,195,000	4,195,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,911,000	2,915,000
Other Accrued Liabilities	250,000	250,000

	9,696,000	9,700,000

Total Liabilities	11,934,000	11,895,000

Minority Interest	5,179,000	5,179,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at June 30 7,044,299, at December 31 6,969,299	37,224,000	37,188,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	67,000	42,000

Total Members’ Equity	37,291,000	37,230,000

Total Liabilities and Members’ Equity	$54,404,000	$54,304,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$695,000	$404,000	$1,149,000	$749,000
Revenue from interim activities	19,000	10,000	329,000	14,000

Total resource revenues	714,000	414,000	1,478,000	763,000

Resource Operating Costs
Environmental insurance premium amortization	75,000	75,000	150,000	150,000
Expenses related to interim activities	310,000	299,000	579,000	566,000

Total resource operating costs	385,000	374,000	729,000	716,000

Income from Resources	329,000	40,000	749,000	47,000

Corporate General and Administrative Expenses

Corporate overhead expenses, excluding the Slemmer litigation	457,000	516,000	989,000	942,000
Slemmer litigation	—	159,000	—	196,000
Insurance litigation settlement - net of expenses	—	18,000	—	(138,000)

Total Corporate and Administrative Expense	457,000	693,000	989,000	1,000,000
Loss from Operations	(128,000)	(653,000)	(240,000)	(953,000)
Net interest and investment income	(89,000)	(96,000)	(236,000)	(187,000)

Loss before Income Tax Provision	(39,000)	(557,000)	(4,000)	(766,000)
Income tax provision	(5,000)	2,000	7,000	5,000

Net Loss	$(34,000)	$(559,000)	$(11,000)	$(771,000)

Basic Loss Per Unit	$(0.00)	$(0.08)	$(0.00)	$(0.11)

Diluted Loss Per Unit	$(0.00)	$(0.08)	$(0.00)	$(0.11)

Basic Weighted Average Number of Units Outstanding	7,045,000	6,951,000	7,038,000	6,950,000

Diluted Weighted Average Number of Units Outstanding	7,045,000	6,951,000	7,038,000	6,950,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net Income (loss)	$(11,000)	$(771,000)

Adjustments to reconcile net loss to net cash used by operating activities
Change in equity (income) loss of West Valley MRF, LLC, net of distributions	(1,149,000)	(249,000)
Depreciation and amortization	324,000	327,000
Issuance of Class A Units	47,000	30,000
Changes in assets:
Receivables and other	(109,000)	(138,000)
Changes in liabilities:
Accounts payable and accrued liabilities	43,000	144,000
Eagle Mountain Townsite Clean-up expenditures	—	(5,000)
Environmental remediation expenditures	(4,000)	(5,000)

Net cash flows used by operating activities	(859,000)	(667,000)

Cash Flows from Investing Activities
Purchase of investments	(12,306,000)	(154,000)
Maturities of investments.	14,264,000	—
Note receivable collections	—	57,000
Capitalized landfill expenditures	(322,000)	(494,000)

Net cash flows provided by (used by) investing activities	1,636,000	(591,000)

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	777,000	(1,258,000)
Cash and Cash Equivalents at Beginning of Year	1,153,000	4,101,000

Cash and Cash Equivalents at End of Period	$1,930,000	$2,843,000

Supplemental disclosure of non-cash investing and financing activities

	2007	2006
Cash paid during the period for income taxes	$16,300	$5,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Six Months Ended June 30, 2007

(Unaudited)

	Class A		Accumulated Other Comprehensive Loss	Total Members’ Equity
	Units	Amount
Balance at December 31, 2006	6,969,299	$37,188,000	$42,000	$37,230,000

Net Income (loss)	—	(11,000)	—	(11,000)

Comprehensive income
Change in gain on investments
Realized	—	—	(42,000)	(42,000)
Unrealized	—	—	67,000	67,000

Total comprehensive income	—	—	—	14,000
Issuance of Class A Units	95,000	47,000	—	47,000

Balance at March 31, 2007	7,064,299	$37,224,000	$67,000	$37,291,000

At June 30, 2007 and December 31, 2006, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2007 and 2006, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2007, and results of operations and cash flows for the six month periods ended June 30, 2007 and 2006.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of June 30, 2007, the Company considers all of its short term investments to be “available-for-sale”. These investments are recorded at the purchase price of the security plus or minus the discount or premium paid. See Note 3, for additional information relating to the classification of investments.

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

Corporate General and Administrative Expenses. In an effort to more clearly state the costs and recoveries related to the Slemmer litigation, the corporate general and administrative expenses reflected on the Statement of Operations have been reclassified into three lines; corporate overhead expenses, excluding the Slemmer litigation, Slemmer litigation and insurance litigation settlement-net of expenses.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2007 and December 31, 2006 the Company had investments in high grade commercial paper and U.S. governmental bonds which are classified as “available-for-sale.” The classification of investment securities is reviewed by the Company at each reporting period.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2007 and December 31, 2006:

AVAILABLE-FOR-SALE SECURITIES	JUNE 30, 2007	DECEMBER 31, 2006
Commercial Paper	$7,013,000	$8,947,000

As of June 30, 2007 and December 31, 2006, the Company’s “available for sale” securities had an unrealized net gain of $67,000 and $42,000, respectively that was included in “accumulated other comprehensive income (loss)”, a component of Member’s Equity.

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

During the second quarter of 2007 West Valley MRF, LLC and Union Bank agreed to modify the bank’s repayment schedule for West Valley MRF, LLC’s outstanding indebtedness issued by the California Pollution Control Finance Authority. West Valley MRF, LLC and the bank agreed that the current principal repayments of the indebtedness could be rescheduled in accordance with the original issuance terms of the respective bond issuances. The former and new payment schedules are summarized below.

KAISER VENTURES LLC AND SUBSIDIARIES

CPCFA Debt Rescheduling

	Former Payment Schedule			New Payment Schedule
Year	1997 Bond	2000 Bonds	Total	1997 Bonds	2000 Bonds	Total

2007	$1,200,000	$900,000	$2,100,000	$630,000	$—	$630,000
2008	$1,250,000	$1,000,000	$2,250,000	$630,000	$—	$630,000
2009	$1,320,000	$1,100,000	$2,420,000	$630,000	$—	$630,000
2010		$1,100,000	$1,100,000	$630,000	$—	$630,000
2011		$1,100,000	$1,100,000	$630,000	$—	$630,000
2012			$—	$620,000	$—	$620,000
2013 thru 2029			$—		$290,000	$4,930,000	(1)
						$(290,000 per year	)
2030			$—		$270,000	$270,000
Total	$3,770,000	$5,200,000	$8,970,000	$3,770,000	$5,200,000	$8,970,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	May 31, 2007	November 30, 2006
Current Assets	$10,170,000	$8,564,000
Property and Equipment (net)	13,015,000	13,271,000
Other Assets	193,000	232,000

Total Assets	$23,378,000	$22,067,000

Current Liabilities	$6,324,000	$6,312,000
CPCFA Bonds Payable – Long Term Portion	6,870,000	6,870,000
Members’ Equity	10,184,000	8,885,000

Total Liabilities and Members’ Equity	$23,378,000	$22,067,000

Income Statement Information:	2007	2006
For the six months ended May 31
Net Revenues	$8,132,000	$6,844,000
Gross Profit	$2,562,000	$1,757,000
Net Income	$2,299,000	$1,497,000

The Company recognized equity income from the West Valley MRF of $1,149,000 and $404,000 for the first six months of 2007 and 2006, respectively. The Company received no cash distributions from its investment in the West Valley MRF during the first six months of 2007, however it received $500,000 for the same period in 2006. The Company received a $1,000,000 cash distribution from the West Valley MRF in July 2007.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2007, concluded that no impairment of long-lived asset existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract

KAISER VENTURES LLC AND SUBSIDIARIES

with County District No. 2 of Los Angeles County for $41 million (82.48% of which belongs to Kaiser) which exceeds its capitalized cost. However, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; (c) our long-term notes receivable have been collected in full in accordance with the terms of the notes; and (d) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

As of June 30, 2007, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $2.9 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.9 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior have appealed the decision to the U. S. 9th Circuit Court of Appeals. This adverse decision, if fully affirmed on appeal, will materially impact the viability of the Landfill Project in that it would prevent its development as currently permitted. It is likely that the appeal process will take at least an additional year. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement. Project opponents have also filed a motion in the land exchange litigation to prevent Kaiser’s use of its fee property for such purposes as military training.

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

Landfill Litigation. In Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (U.S. District Court for the Central District of California, Eastern Division; Case No. ED CV 99-0454 RT (Mex)), the plaintiffs, filed a motion in April 2007 seeking, in their opinion, enforcement of the court’s order in the above referenced case. This case and a companion case are currently on appeal to the 9th Circuit Court of Appeals. The allegations in the motion are that additional actions are necessary to set aside the land exchange and to prevent the use of our property at Eagle Mountain that would “change the character and use of the exchanged properties on …”. In particular, the opponents are objecting to the military training that has taken place and may take place on our fee owned land at Eagle Mountain (even through military and law enforcement training has previously take place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain at some future date to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties. We believe we are in full compliance with the U.S. District’s Court’s order and are vigorously opposing such motion.

For additional litigation information, please see: “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Landfill Project Litigation.”

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

Members of the Board of Managers, other than Mr. Stoddard, were each issued 5,000 Class A Units of the Company in June 2007 in accordance with the Company’s equity compensation plan for its Board of Managers. The units will vest in January 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32 - Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

B.	Reports on Form 8-K

None.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007	KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer