Form 10QSB
period 2007-09-30
KAISER VENTURES LLC
filed 2007-11-13
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At November 1, 2007, 7,064,299 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,690 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2006 Annual Report on Form 10-KSB and the Company’s Report on Form 10-QSB for the period ended March 31, 2007 and for the period ended June 30, 2007, including the financial statement schedules thereto. Those requesting a copy of the 10-KSB Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-QSB in conjunction with the Company’s 2006 Annual Report on Form 10-KSB and the Company’s 2007 10-QSB Reports to date as the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-QSB is strongly encouraged to read the entire report, together with the Company’s 2006 Annual Report on Form 10-KSB and the Company’s Report on Form 10-QSB for the quarter ended March 31, 2007, and for the quarter ended June 30, 2007, for background information and a complete understanding as to material developments concerning the Company. Such reports can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.00% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000, plus an estimated approximate $8,100,000 in accrued interest from May 2001 to the date of this Report on Form 10-QSB. The sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision is being appealed by the Company and by the U.S. Department of Interior;

•

A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF;

•

Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, the September 2005 adverse U.S. District Court decision reversing a completed land exchange between Kaiser and the United States Bureau of Land Management (“BLM”), if upheld on appeal, will change the amount and nature of a material portion of Kaiser’s land holdings at the Eagle Mountain Site; and

•

Land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles to the east of Palm Springs, California, and is approximately 8 miles from the Eagle Mountain Site.

As of September 30, 2007, we also had cash and cash equivalents, receivables and short and long term investments of approximately $9,662,000.

Eagle Mountain Landfill Project

Background. In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC is seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. As a result of a private placement completed in the third quarter of 2007, the Company currently owns 83.00% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive 10,000 tons per day of municipal solid waste for the first ten years of operation and up to a maximum of 20,000 tons per day thereafter. The landfill is permitted to receive municipal solid waste for up to 88 years.

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary,

KAISER VENTURES LLC AND SUBSIDIARIES

the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41,000,000, plus an estimated approximate $8,000,000 in accrued interest from May 2001 to the date of this Report on Form 10-QSB.The closing of this transaction is currently scheduled to occur by December 31, 2007. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than December 31, 2007. However, the contractual expiration date has been extended a number of times. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company and the U.S. Department of Interior evaluated their alternatives with respect to the decision and each decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. The final brief in the case was filed on October 1, 2007. Oral argument of the case will be before a three judge panel of the 9th Circuit Court of Appeals. The tentative date for oral argument is December 6, 2007, but this date could change. While a decision may be announced at any time after the completion of oral argument, the U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument. However, on occasion, the announcement of a decision may take substantially longer. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

In April 2007, Donna Charpied, et al, filed a motion with the same U.S. District Court seeking, in their opinion, to enforce the court’s order in the above referenced case. The allegations are that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents are objecting to the military training that has taken place and may take place on Kaiser fee owned land at Eagle Mountain (even though military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California. We believe we are in full compliance with the U.S. District’s Court’s order and that many of the assertions of the Charpieds are in error. We are vigorously opposing such motion. The final briefs for this matter were submitted in the third quarter of 2007 and we are awaiting a decision. As of the date of this Report, military training has not taken place at Eagle Mountain since the Charpieds filed their motion.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. To cover the continuing costs of MRC such as the costs of the appeal, various anticipated closing matters and other similar items additional funding of up to $1,200,000 payable in installments was completed in the third quarter of 2007 through a private placement to MRC’s existing members. The funding is payable in two installment with the first installment paid with a member’s subscription and the second installment to be paid, if not delayed in the discretion of MRC, in 2008. Owners of approximately 94% of MRC participated in the private placement which was completed in the third quarter of 2007. Since not all of the owners of MRC purchased their respective pro rata interest in the private placement, we purchased those interests. Accordingly, assuming the maximum amount of funding is necessary, our additional investment in MRC will total $1,042,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.00%. Even with the full $1,200,000 raised from the completed private placement, additional funding may be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the

KAISER VENTURES LLC AND SUBSIDIARIES

current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-QSB and discussed in more detail in the Company’s Annual Report on Form 10-KSB for 2006, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District or as a result of the adverse U.S. District Court decision. In addition, there can be no assurance: (a) that both parties will continue to extend the closing date; (b) as to the timing of the receipt of the purchase price if a closing does take place; and (c) that the ownership of the competing Mesquite Landfill Project by the District and its construction will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District.

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

West Valley Materials Recovery and Transfer Station

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”). This entity was formed to construct and operate the materials recovery facility and is referred to as the West Valley MRF.

During the second quarter of 2007 West Valley and Union Bank agreed to modify the bank’s repayment schedule for West Valley’s outstanding indebtedness issued by the California Pollution Control Finance Authority. West Valley and the bank agreed that the then required accelerated principal repayments of the indebtedness could be rescheduled in accordance with the original issuance terms of the respective bond issues.

The bonds have a variable interest rate that is adjusted weekly. The highest annualized rate of interest on the bonds during the third quarter of 2007 was approximately 4.05%.

In part as a result of the additional cash flow generated by the new repayment schedule the Company received a $1,000,000 cash distribution from West Valley in July 2007.

During the third quarter of 2007, West Valley resolved a dispute with one of its large customers over the appropriate transportation rate to be charged to such customer. In settlement of all amounts in dispute prior to April 1, 2007 the customer will pay to West Valley $250,000. In addition, the settlement requires that retroactive to April 1, 2007, the customer will pay the actual agreed upon transportation rate which will be adjusted in the future by the annual increase, if any, in the Consumer Price Index for the

KAISER VENTURES LLC AND SUBSIDIARIES

Los Angeles - Anaheim - Riverside area. All settlement amounts are to be fully paid in January 2008. West Valley had recorded reserves with respect to the disputed amendments. As a result, the settlement will not have a material impact on the financial results of West Valley.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-KSB for 2006.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003—2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, we have not had any success as of the date of this Report on Form 10-QSB. However, portions of Kaiser’s fee owned land at Eagle Mountain are occasionally being leased to third parties in connection with the training of U.S. military personnel, the filming of commercials and other similar types of uses. We will continue to explore these types of opportunities for the use of the land and facilities at Eagle Mountain. However, opponents to the landfill project are attempting to prevent us from exploring and from implementing alternative uses for our fee owned land at Eagle Mountain. As of the date of this Report, there has not been any new military training at Eagle Mountain since the opponents filed a motion in court to prevent the use of the Eagle Mountain property. For additional information, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Business Update-Eagle Mountain Project - Landfill Project Litigation” above.

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

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Historically, significant components of interim revenue activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain facility. During the fourth quarter of 2004 the Eagle Mountain Townsite operations were mothballed. However, we continue to incur expenses for Townsite maintenance and for the investigation of possible profitable uses of our remaining Eagle Mountain property.

Summary of Revenue Sources

KAISER VENTURES LLC AND SUBSIDIARIES

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

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2007 and 2006

Resource Revenues. Total resource revenues for the third quarter of 2007 were $661,000, compared to $856,000 for 2006. The reasons for this decrease are discussed below in “Ongoing Operations” and “Interim Activities”.

Ongoing Operations. Income from the Company’s equity method investment increased by $34,000 to $652,000. This increase in equity income from the West Valley MRF is the result of higher revenues ($638,000) due to rate increases which went into effect in 2006 and 2007 and higher commodity prices. These increases were partially offset by higher disposal expenses ($37,000) as well as increased recycling rebates ($213,000). In addition, operator and partnership expenses increased by $286,000 and $69,000, respectively, primarily due to an increase in the minimum wage rate in California as of January 1, 2007, and periodic adjustments to the allowance for doubtful accounts related to disputed transportation rates with one customer. This dispute was settled during September 2007 within the allowance provided.

Interim Activities. Revenue from interim activities decreased to $9,000 for the third quarter of 2007 from $238,000 for the same period in 2006. This decrease is the result of decreased utilization of our fee owned property for military training. Expenses related interim activities increased to $410,000 for the third quarter from $382,000 for the same period in 2006 primarily as a result of continued Townsite maintenance expenses an increase in site personnel and the amortization of the capitalized Townsite abatement and clean-up reserves. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for both the third quarter of 2007 and 2006 were $75,000.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 2007 decreased 17% to $423,000 from $509,000 for the same period in 2006. The major decrease, $82,000, is in legal expenses primarily resulting from the 2006 settlement of the Slemmer litigation.

Net Interest and Investment Income. Net interest and investment income for the third quarter of 2007 was $123,000 compared to a loss of ($208,000) for the same period in 2006. This change was the result of the 2006 sale of all investments in two PIMCO bond funds during the third quarter. The proceeds from the sale of the PIMCO bonds were reinvested in short and long-term high grade commercial paper (Standard & Poor’s rating of “A” or above) and U.S. government bonds. Unrealized earnings on investments are reflected in Comprehensive Income, included in Members’ Equity, until maturity of the investments, at which time the realized gain or loss is recorded.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $124,000 in the third quarter of 2007 versus a pre-tax loss of $318,000 for the same period in 2006. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are

KAISER VENTURES LLC AND SUBSIDIARIES

allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $2,000 for both the third quarter of 2007 and for 2006.

Net Loss. For the third quarter of 2007, the Company incurred a net loss of $126,000, or $0.02 per unit, versus a net loss of $320,000, or $0.05 per unit, reported for the same period in 2006.

Results of Operations

Analysis of Results for the Nine Months Ended September 30, 2007 and 2006

Resource Revenues. Total resource revenues for the first nine months of 2007 were $2,139,000, compared to $1,619,000 for 2006. The reasons for this increase are discussed below in “Ongoing Operations” and “Interim Activities”.

Ongoing Operations. Income from the Company’s equity method investment increased by $434,000 to $1,801,000 for the first nine months of 2007 as compared to the same period in 2006. This increase in equity income from the West Valley MRF is the result of higher revenues ($2,200,000) due to rate increases which went into effect in July 2006 and January 2007, and higher commodity prices. These increases were partially offset by higher disposal ($171,000) and inert processing ($58,000) expenses, as well as, increased recycling rebates ($446,000) and buyback purchases ($57,000). In addition, operator and partnership expenses increased by $600,000 and $269,000, respectively, primarily due to an increase in the minimum wage rate in California as of January 1, 2007, and periodic adjustments to the allowance for doubtful accounts related to disputed transportation rates with one customer. This dispute was settled during September 2007 within the allowance provided.

Interim Activities. Revenue from interim activities for the first nine months of 2007 increased to $338,000 from $252,000 for the same period in 2006. This increase is the result of higher revenues earned from utilizing portions of our fee owned property for military training and media activities. Expenses related interim activities increased to $988,000 from $948,000 for the same period in 2006 primarily as a result of an increase in the site personnel. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Resource Operating Costs. Resource operating costs are those costs directly related to the resource revenues (in this case environmental insurance costs relating to the Company’s historical operations). Total resource operating costs for both the nine months ended September 30, 2007 and 2006 were $225,000.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2007 decreased 6% to $1,412,000 from $1,509,000 for the same period in 2006. This is primarily the net of a $57,000 increase in executive compensation for unit grants issued in 2007, and a $136,000 reduction in legal costs related to the Slemmer litigation which was settled in 2006.

Net Interest and Investment Income (Loss). Net interest and investment income (loss) for the first nine months of 2007 was $359,000 compared to a loss of ($21,000) for the same period in 2006. This change was the result of the 2006 sale of all investments in two PIMCO bond funds. The proceeds from the sale of the PIMCO bonds were reinvested in short and long-term high grade commercial paper (Standard & Poor’s rating of “A” or above) and U.S. government bonds. Unrealized earnings on investments are reflected in Comprehensive Income, included in Members’ Equity, until maturity of the investments, at which time the realized gain or loss is recorded.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $127,000 in the first nine months of 2007 versus a pre-tax loss of $1,084,000 for the same period in 2006. The Company

KAISER VENTURES LLC AND SUBSIDIARIES

is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $10,000 for the first nine months of 2007 versus $7,000 for the same period in 2006.

Net Loss. For the first nine months of 2007, the Company incurred a net loss of $137,000, or $0.02 per unit, versus a net loss of $1,091,000, or $0.16 per unit, reported for the same period in 2006.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $712,000 to $1,865,000 at September 30, 2007 from $1,153,000 at December 31, 2006. Included in cash and cash equivalents is $1,081,000 and $796,000 held solely for the benefit of MRC at September 30, 2007 and December 31, 2006, respectively. The increase in cash and cash equivalents is primarily due to net investment activity which provided $1,409,000 in cash, and cash distributions from the West Valley MRF of $1,000,000, being partially offset by $1,432,000 in cash used for operations, and capitalized landfill expenditures of $413,000.

Working Capital. During the first nine months of 2007, current assets increased $1,359,000 to $11.8 million, and current liabilities decreased $109,000 to $2.1 million. The increase in current assets was the result of a net increase in short term investments of $566,000 due to the reclassification of long term investments to short term, an increase in accounts and other receivable of $82,000 and an increase of $712,000 in cash and equivalents as discussed above. The decrease in current liabilities is the net of a $51,000 decrease in accounts payable, a $68,000 decrease in accrued liabilities and a $10,000 increase in taxes payable. As a result, working capital increased during the first nine months of 2007 by $1,468,000 to $9.7 million at September 30, 2007.

Accounts Receivable and Other (Net). During the first nine months of 2007, accounts receivable and other (net) increased by $82,000 primarily as a result of the reclassification of taxes paid on behalf of the company SERP to a receivable as they are believed to be refundable.

Notes Receivable. The Company currently has no notes receivable outstanding.

Short-Term Investments. During the first nine months of 2007, short-term investments increased by $566,000. This is the net result of $2,000,000 in long-term investments maturing and therefore moved to short-term investments and the sale of a portion of the Company’s investments to provide cash for operations and for additional funds required to maintain our investment in Mine Reclamation, LLC. At September 30, 2007, the Company had $7.5 million of its excess cash reserves invested in such investments.

Long-Term Investments. At September 30, 2007, the Company had none of its excess cash reserves invested in long-term investments.

Investments. The Company’s recording of $1,801,000 related to its equity share of income from the investment in the West Valley MRF, for the first nine months of the year was partially offset by the receipt of cash distributions totaling $1,000,000 resulting in a $801,000 increase in the Company’s investment in the West Valley MRF. Our investment in the Eagle Mountain Landfill increased $413,000 during the first nine months of 2007 due to continuing landfill development activities which were capitalized. Additionally, on June 19, 2007 the Company approved a subscription agreement with MRC to provide, at a minimum, an additional $990,000 in working capital for MRC. The first installment of 60% ($594,000) of the minimum subscription amount was paid during the second quarter, with the second and final installment due by March 31, 2008 unless delayed by MRC. Since all the owners of

KAISER VENTURES LLC AND SUBSIDIARIES

MRC did not purchase their respective pro rata interest in the private placement, we purchased the balance of such units, resulting in an additional investment of up to approximately $52,000 and an initial installment payment of $32,000 for such units. Accordingly, assuming the maximum amount of funding is necessary, our additional investment in MRC will be a total of $1,042,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.00%.

Other Assets. For the first nine months of the year there was a decrease in other assets of $565,000 which is the net result of the amortization of the environmental insurance policy of $225,000, an increase in accumulated depreciation as of September 30, 2007 of $163,000 which took into account the write-off of $99,000 in fully depreciated assets, and the reclassification of a deferred tax asset to a receivable of $124,000. These decreases were partially offset by the purchase of a vehicle for use at Eagle Mountain for $26,000 and a copier for the corporate office for $21,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of September 30, 2007, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.9 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of September 30, 2007, the Company has recorded $5,265,000 of minority interest relating to the approximately 17.0% ownership interest in MRC the Company does not own.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests its’ excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid.

KAISER VENTURES LLC AND SUBSIDIARIES

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest.

Landfill Permitting and Development. Through its 83.00% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and will be expensed when management determines that the capitalized costs provide no future benefit.

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3.8 million premium for the prospective insurance policy, which was reduced by a refund from the insurance carrier, is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) the landfill project; (ii) our 50% equity ownership of the West Valley MRF; and (iii) miscellaneous property at or near the Eagle Mountain Townsite. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF and our investments. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as fuel and labor costs and (iv) future competition from competing facilities. During 2006 and early 2007, the West Valley MRF was able to increase it rates to many of its customers as a result of increases in operating and disposal expenses as well as the increase in the minimum wage laws in California that went into effect in January 2007. However, these rate increases may not be sufficient to cover all past and future anticipated increases in the costs of operation. In addition, commodity prices have fluctuated dramatically and this volatility impacts the West Valley MRF’s revenue both positively and negatively. In order to address anticipated future demand, the West Valley MRF has requested and received an increase in its permitted capacity to 7,500 tons per days of waste processing capacity. Additionally, West Valley is in the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. We also anticipate that capital improvements costing approximately $1 million will be made in the fourth quarter of 2007 by West Valley.

We also recently resolved a dispute with a large customer of the West Valley MRF regarding the transportation rate to be paid by such customer. For additional information please see “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - West Valley Materials Recovery and Transfer Station.”

As part of our strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us. Furthermore, West Valley should continue to generate sufficient cash distributions to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs.

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District

KAISER VENTURES LLC AND SUBSIDIARIES

for $41 million plus an estimated approximate $8 million in accrued interest from May 2001 to the date of this Report on Form 10-QSB. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.00%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior are appealing the decision. The final brief in the case was filed on October 1, 2007, and oral argument of this case is tentatively scheduled for December 6, 2007, but that date may change. It is likely that the appeal process will take up to an additional year from the date of the filing of this Report on Form 10-QSB and perhaps longer. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the Landfill Project Sale Agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. West Valley has the right to purchase the Tar Pits Parcel for $1.00.

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

We will continue to explore the development and use of our property at Lake Tamarisk and at Eagle Mountain for other purposes. For example, in the past, military and law enforcement training exercises have taken place on portions of the Eagle Mountain property. The most recent example of this is that in January 2007 the U.S. Marines conducted troop training exercises on portions of our fee owned land at Eagle Mountain property. However, no military training occurred during the third quarter of 2007.

Corporate Overhead. Given our current assets and projects, it is unlikely that we will be able to further reduce personnel and corporate overhead in the near future. However, as we divest our remaining assets, we intend to further reduce corporate staffing and overhead to reflect the reduced requirements of

KAISER VENTURES LLC AND SUBSIDIARIES

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

•

To continue to hold our interest in West Valley, which pays significant cash distributions to us, until we believe we can negotiate a sale of our interest or otherwise create enhanced value for our members from the West Valley MRF; and

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

FINANCIAL STATEMENTS

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2007	December 31, 2006

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,865,000	$1,153,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	284,000	202,000
Short-term investments	7,513,000	6,947,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	921,000	921,000

	11,773,000	10,413,000

Long Term Investments	—	2,000,000

Eagle Mountain Landfill Investment	31,527,000	31,114,000

Investment in West Valley MRF	5,623,000	4,822,000

Land	2,475,000	2,523,000

Other Assets
Deferred income tax asset	25,000	149,000
Unamortized environmental insurance premium	1,725,000	1,950,000
Buildings and equipment (net)	1,117,000	1,333,000

	2,867,000	3,432,000

Total Assets	$54,265,000	$54,304,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$71,000	$121,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	806,000	741,000

	2,067,000	2,052,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,890,000	2,915,000
Other Accrued Liabilities	250,000	250,000

	9,818,000	9,843,000

Total Liabilities	11,885,000	11,895,000

Minority Interest	5,265,000	5,179,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at September 30, 2007 7,064,299, at December 31, 2006 6,969,299	37,098,000	37,188,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	17,000	42,000

Total Members’ Equity	37,115,000	37,230,000

Total Liabilities and Members’ Equity	$54,265,000	$54,304,000

Certain prior period balances have been reclassified to conform with current period presentation. These reclassifications had no impact on previously reported results.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Resource Revenues
Ongoing operations
Income from equity method investment in the West Valley MRF, LLC	$652,000	$618,000	$1,801,000	$1,367,000
Revenue from interim activities	9,000	238,000	338,000	252,000

Total resource revenues	661,000	856,000	2,139,000	1,619,000

Resource Operating Costs
Environmental insurance premium amortization	75,000	75,000	225,000	225,000
Expenses related to interim activities	410,000	382,000	988,000	948,000

Total resource operating costs	485,000	457,000	1,213,000	1,173,000

Income from Resources	176,000	399,000	926,000	446,000
Corporate General and Administrative Expenses
Total Corporate and Administrative Expense	423,000	509,000	1,412,000	1,509,000

Loss from Operations	(247,000)	(110,000)	(486,000)	(1,063,000)
Net interest and investment income/(expense)	(123,000)	(208,000)	(359,000)	21,000

Loss before Income Tax Provision	(124,000)	(318,000)	(127,000)	(1,084,000)
Income tax provision	2,000	2,000	10,000	7,000

Net Loss	$(126,000)	$(320,000)	$(137,000)	$(1,091,000)

Basic Loss Per Unit	$(0.02)	$(0.05)	$(0.02)	$(0.16)

Diluted Loss Per Unit	$(0.02)	$(0.05)	$(0.02)	$(0.16)

Basic Weighted Average Number of Units Outstanding	7,064,000	6,876,000	7,047,000	6,957,000
Diluted Weighted Average Number of Units Outstanding	7,064,000	6,876,000	7,047,000	6,957,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2007	2006
Cash Flows from Operating Activities
Net loss	$(137,000)	$(1,091,000)
Adjustments to reconcile net loss to net cash used by operating activities
Change in equity (income) loss of West Valley MRF, LLC, net of distributions	(801,000)	(367,000)
Depreciation and amortization	388,000	491,000
Realized Loss on Sale of Investments	—	367,000
Issuance of Class A Units	47,000	30,000
Changes in assets:
Receivables and other	42,000	(74,000)
Changes in liabilities:
Accounts payable and accrued liabilities	15,000	226,000
Eagle Mountain Townsite Clean-up expenditures	—	(160,000)
Environmental remediation expenditures	(25,000)	(194,000)

Net cash flows used by operating activities	(471,000)	(772,000)

Cash Flows from Investing Activities
Minority interest	86,000	—
Purchase of investments	(19,193,000)	(8,146,000)
Maturities of investments.	20,602,000	8,441,000
Note receivable collections	—	57,000
Capital acquisitions	(46,000)	—
Capital dispositions	147,000	—
Capitalized landfill expenditures	(413,000)	(635,000)

Net cash flows provided by (used by) investing activities	1,183,000	(283,000)

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	712,000	(1,055,000)
Cash and Cash Equivalents at Beginning of Year	1,153,000	4,101,000

Cash and Cash Equivalents at End of Period	$1,865,000	$3,046,000

Supplemental disclosure of non-cash investing and financing activities

	2007	2006
Cash paid during the period for income taxes	$90,800	$8,800

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Nine Months Ended September 30, 2007

(Unaudited)

	Class A		Accumulated Other Comprehensive Loss	Total Members’ Equity
	Units	Amount
Balance at December 31, 2006	6,969,299	$37,188,000	$42,000	$37,230,000
Net loss	—	(137,000)	—	(137,000)
Comprehensive income

Change in gain on investments
Realized	—	—	(42,000)	(42,000)
Unrealized	—	—	17,000	17,000

Total comprehensive loss	—	—	—	(162,000)
Issuance of Class A Units	95,000	47,000	—	47,000

Balance at March 31, 2007	7,064,299	$37,098,000	$17,000	$37,115,000

At September 30, 2007 and December 31, 2006, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of September 30, 2007 and 2006, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2007, and results of operations and cash flows for the nine month periods ended September 30, 2007 and 2006.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc. all of which are 100% owned; and Mine Reclamation, LLC, which is 83.00% owned.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) an 83.00% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41,000,000, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, a September 2005 adverse U.S. District Court decision involving a federal land exchange may impact the viability of the Landfill Project and its planned sale to the District.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of September 30, 2007, the Company considers all of its short term investments to be “available-for-sale”. These investments are recorded at the purchase price of the security plus or minus the discount or premium paid. See Note 3, for additional information relating to the classification of investments.

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

KAISER VENTURES LLC AND SUBSIDIARIES

securities, the Company will account for any future distributions on the Class B, C and D Units by recording compensation expense for the full amount of the distribution at the time a distribution becomes probable and estimateable.

Reclassifications. Certain prior period balances have been reclassified to conform with current period presentation. These reclassifications had no impact on previously report results.

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At September 30, 2007 and December 31, 2006 the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) and U.S. government bonds which are classified as “available-for-sale.” The classification of investment securities is reviewed by the Company as of the end each reporting period.

KAISER VENTURES LLC AND SUBSIDIARIES

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of September 30, 2007 and December 31, 2006:

AVAILABLE-FOR- SALE SECURITIES	SEPTEMBER 30, 2007	DECEMBER 31, 2006
Commercial Paper	$7,512,000	$8,947,000

At the end of a period the actual market value is compared to the actual cost and used to determine any gain or loss on the maturity or sale of each available-for-sale investment.

As of September 30, 2007 and December 31, 2006, the Company’s “available for sale” securities included, respectively; (a) proceeds from the sale of securities of $20,602,000 and $8,441,000; (b) gross realized gain or (loss) on sale of securities of $325,700 and ($281,000); (c) unrealized net gain of $17,000 and $42,000, respectively that was included in “accumulated other comprehensive income (loss)”, a component of Members’ Equity; and (d) gains or (losses), reclassified out of accumulated other comprehensive income into earnings of $42,000 and ($307,000).

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

During the second quarter of 2007 West Valley MRF, LLC and Union Bank agreed to modify the bank’s repayment schedule for West Valley MRF, LLC’s outstanding indebtedness issued by the California Pollution Control Finance Authority. West Valley MRF, LLC and the bank agreed that the current principal repayments of the indebtedness could be rescheduled in accordance with the original issuance terms of the respective bond issues. The former and new payment schedules are summarized below.

KAISER VENTURES LLC AND SUBSIDIARIES

CPCFA Debt Rescheduling

Former Payment Schedule				New Payment Schedule
Year	1997 Bond	2000 Bonds	Total	1997 Bonds	2000 Bonds	Total
2007	$1,200,000	$900,000	$2,100,000	$630,000	$—	$630,000
2008	$1,250,000	$1,000,000	$2,250,000	$630,000	$—	$630,000
2009	$1,320,000	$1,100,000	$2,420,000	$630,000	$—	$630,000
2010		$1,100,000	$1,100,000	$630,000	$—	$630,000
2011		$1,100,000	$1,100,000	$630,000	$—	$630,000
2012			$—	$620,000	$—	$620,000
2013 thru
2029			$—		$290,000	$4,930,000	(1)
						($290,000 per year	)
2030			$—		$270,000	$270,000
Total	$3,770,000	$5,200,000	$8,970,000	$3,770,000	$5,200,000	$8,970,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	August 31, 2007	November 30, 2006
Current Assets	$9,301,000	$8,564,000
Property and Equipment (net)	12,705,000	13,271,000
Other Assets	173,000	232,000

Total Assets	$22,179,000	$22,067,000

Current Liabilities	$4,982,000	$6,312,000
CPCFA Bonds Payable – Long Term Portion	7,710,000	6,870,000
Members’ Equity	9,487,000	8,885,000

Total Liabilities and Members’ Equity	$22,179,000	$22,067,000

Income Statement Information:	2007	2006
For the nine months ended August 31
Net Revenues	$12,300,000	$10,590,000
Gross Profit	$5,045,000	$3,908,000
Net Income	$3,603,000	$2,733,000

The Company recognized equity income from the West Valley MRF of $1,801,000 and $1,367,000 for the first nine months of 2007 and 2006, respectively. The Company received a $1,000,000 cash distribution from its investment in the West Valley MRF during the first nine months of 2007 and 2006.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of September 30, 2007, concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (83.00% of which belongs to Kaiser) which exceeds its capitalized cost, however, the Company has evaluated and will continue to evaluate the impact

KAISER VENTURES LLC AND SUBSIDIARIES

of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; and (c) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 6. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 2, effective June 30, 2001, the Company purchased a 12-year $50 million insurance policy which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to SFAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

As of September 30, 2007, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.9 million. In the event a future claim for damages is filed against the Company that relates to the remaining $2.9 million environmental reserve on our balance sheet, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior have appealed the decision to the U. S. 9th Circuit Court of Appeals. This adverse decision, if fully affirmed on appeal, will materially impact the viability of the Landfill Project in that it would prevent its development as currently permitted. While the last brief in the case was filed on October 1, 2007, it is likely that the appeal process will take at least up to an additional year and perhaps longer. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement. Project opponents have also filed a motion in the land exchange litigation to prevent Kaiser’s use of its fee property for such purposes as military training.

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. To cover the continuing costs of MRC such as the costs of the appeal, various anticipated closing matters and other similar items additional funding of up to $1,200,000 payable in installments was completed in the third quarter of 2007 through a private placement to MRC’s existing members. The funding is payable in two installments with the first installment paid with a member’s subscription to the private placement and the second installment is to be paid, if not delayed in the discretion of MRC, in 2008. Since not all of the owners of MRC purchased their respective pro rata interest in the private placement, we purchased those interests. Accordingly, assuming the maximum amount of funding is necessary, our additional investment in MRC will total $1,042,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.00%. Even with the full $1,200,000 being raised by the recent private placement, additional funding may be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

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

As discussed in our Annual Report on Form 10-KSB for 2006 we are engaged in certain claims and litigation. As of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-QSB for the period ended June 30, 2007, other than the completion of the briefing before the U.S. 9th Circuit Court of Appeals in the federal land exchange litigation involving the Landfill Project and the tentative setting of oral argument in such case for December 6, 2007.

For additional litigation information, please see: “Item 2. MANAGEMENT’S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Landfill Project Litigation.”

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

Dated: November 13, 2007

KAISER VENTURES LLC

/s/ James F. Verhey
James F. Verhey
Principal Financial Officer