Form 10KSB
period 2007-12-31
KAISER VENTURES LLC
filed 2008-03-19
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

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

Issuer’s revenues for its most recent fiscal year: approximately $2,999,000.

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

At March 17, 2008, 7,157,807 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,439 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Report on Form 10-KSB are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-KSB Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, website posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-KSB Report or in other written or oral statements, the words “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our current assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, the averse decision of the U.S. District Court in September 2005 impacting the Eagle Mountain landfill project and the outcome of the appeal of this adverse decision to the U.S. 9th Circuit Court of Appeals, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Strategy

General. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy. In summary, our principal assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for

KAISER VENTURES LLC AND SUBSIDIARIES

approximately $41 million plus accrued interest which is estimated to be approximately $8 million from May 2001 to the date of this Report on Form 10-KSB. The sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005 the Company received an adverse U.S. District Court decision that may materially impact the viability of the landfill project. We along with the U.S Department of Interior have appealed the decision to the U.S. 9th Circuit Court of Appeals. Oral argument was completed in the appeal in December 2007, and we are waiting for the decision in such appeal;

•

A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and

•

Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. Millions of tons of stockpiled rock are located on this acreage. However, the September 2005 adverse U.S. District Court decision reversing a completed land exchange between Kaiser and the United States Bureau of Land Management (“BLM”), if upheld on appeal, will change the amount and nature of a material portion of Kaiser’s land holdings at the Eagle Mountain Site.

As of December 31, 2007, we also had cash and cash equivalents, receivables and short-term investments of approximately $9.63 million.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. Under this strategy, Kaiser is seeking to:

•	Complete the sale of the landfill project at the Eagle Mountain Site and to resolve the outstanding litigation in connection with the related federal land exchange for such project;

•

Reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

•	Continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe it is appropriate to sell this asset;

•	Explore other opportunities for use of the Eagle Mountain Site, including the development of the millions of tons of rock stockpiled at the site;

•	Sell miscellaneous assets, such as surplus property and mineral interests in Southern California; and

•	Minimize our general and administrative expenses by continuing to reduce our staff as we sell our remaining assets.

Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

•

In August 2000 MRC entered into an agreement to sell the landfill project at the Eagle Mountain Site to the District. This sale is subject to the satisfaction of numerous conditions, not all of which have been satisfied and is subject to satisfactory resolution of outstanding litigation involving the landfill project. As a result, we cannot be sure that this sale will close on the terms negotiated with the District, if at all. For additional information, see “DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Pending Sale of the Landfill Project.”

KAISER VENTURES LLC AND SUBSIDIARIES

•

Also in August 2000 we sold approximately 588 acres of the former KSC mill site property (referred to as the Mill Site Property) for $16 million in cash plus the assumption of certain environmental liabilities. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions -Mill Site Property - CCG Ontario, LLC.”

•

In October 2000 we sold approximately 37 additional acres of the Mill Site Property for $3.8 million in cash. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Property - Rancho Cucamonga Parcel.”

•

In March 2001 in connection with the resolution of certain litigation, we sold our interest in Fontana Union Water Company, a mutual water company, for $87.5 million in cash, plus approximately $2.5 million in additional payments due under a related lease. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Water Resources - Fontana Union Stock Sale.”

•

In June 2001 we purchased a twelve-year insurance policy effective June 30, 2001, expected to cover substantially all environmental claims related to the historical operations of Kaiser for an aggregate cost of approximately $5.8 million, of which KSC Recovery, Inc., Kaiser Steel’s bankruptcy estate (referred to as “KSC”), paid $2 million and we paid the balance of approximately $3.8 million. For additional information, see “DESCRIPTION OF BUSINESS - Historical Operations and Complete Transactions - Mill Site Environmental Matters.”

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

We continue to undertake activities that evaluate and implement the cash maximization strategy. However, it is unlikely that staff and related expenses will be reduced further given our remaining assets and activities. In addition, the September 2005 adverse U.S. District Court decision concerning the landfill project and the outcome of the appeal of that decision may ultimately alter and will certainly impact the timing of the continuing implementation of the cash maximization strategy. For additional information on the adverse U.S. District Court decision and its appeal to the U.S. 9th Circuit Court of Appeals, please see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Litigation.”

KAISER VENTURES LLC AND SUBSIDIARIES

EAGLE MOUNTAIN LANDFILL PROJECT AND PENDING SALE

Description of the Eagle Mountain Site. Kaiser’s Eagle Mountain Site located in the remote California desert approximately 200 miles east of Los Angeles, currently consisting of approximately 10,800 acres that contains three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. In 1988, Kaiser leased what is now approximately 4,654 acres of the mine site and the rail line to MRC for development of a rail-haul solid-waste landfill. As discussed in more detail below, the amount and nature of the acreage owned and controlled at the Eagle Mountain Site would change in the event the September 2005 U.S. District Court decision reversing a land exchange completed between the Company and the BLM in October 1999 is upheld on appeal.

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

Acquisition of Our Interest in MRC. We initially acquired our interest in MRC in 1995, as a result of the withdrawal of MRC’s previous majority owner, a subsidiary of Browning Ferris Industries. Before and in connection with this withdrawal, Browning Ferris invested approximately $45 million in MRC. In 2000, Kaiser assigned all of the economic benefits of the MRC lease and granted an option to buy the landfill property to MRC in exchange for an increase in Kaiser’s ownership interest in MRC. The MRC lease will terminate upon the sale of the landfill project to the District, assuming the sale is completed. We presently own 83.13% of MRC’s Class B Units (like common stock) and 100% of its Class A Units (like preferred stock). See “Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - MRC Financing” below.

Pending Sale of the Landfill Project

Background. In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million. Under the terms of that agreement, upon closing of the sale, $39 million of the total purchase price is to be deposited into an escrow account. This money would then be released to MRC on the resolution of certain litigation contingencies. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange which is discussed below. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and was originally to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. However, the District has received the necessary permits for the expansion of its Puente Hills landfill and thus, the full purchase price will be placed into escrow when the initial closing has occurred. As discussed in more detail in “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Exchange Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which would, if fully affirmed on appeal, jeopardize the viability of the landfill project and its sale to the District. Accordingly, receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if the sale may be completed.

The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title

KAISER VENTURES LLC AND SUBSIDIARIES

matters, and negotiating mutually acceptable joint use agreements and resolution of outstanding litigation. We have been working on resolving various title issues, obtaining necessary consents and otherwise working toward a closing. However, resolution of all remaining issues will not occur until and unless there is a positive decision in the land exchange litigation which is currently on appeal to the U.S. 9th Circuit Court of Appeals. Although the contractual expiration date is currently June 30, 2008, the date has already been extended numerous times. The conditions to closing are not expected to be met by the current expiration date, and the parties will individually determine whether to extend the closing date one or more additional times. In addition, as discussed in more detail below, the adverse decision in the federal land exchange may impact the sale of the landfill project to the District. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. See “Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Risks Factors” for a more detailed discussion of some of the material risk factors facing the landfill project and its sale.

Flood Damage to Railroad

The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of our report on Form 10-Q for the quarter ended September 30, 2003, we conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of that investigation, we estimated that the cost to repair the damage to be a minimum of $4.5 million for which an accrual has been made. Since the 2003 floods, work necessary to help preserve and protect the existing railroad has been undertaken. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. As a result of prior MRC private placements and in exchange for releasing the economic benefits of the lease with MRC and granting MRC the option to acquire the landfill project site for $1.00, we have increased our original 70% ownership interest in MRC acquired in 1995 to 83.13%. A private placement to MRC’s existing members was completed in the third quarter of 2007. The private placement is payable in two installments with the second installment due by the end of March 2008. Future funding of MRC will be required during 2008 and 2009 to cover such items as the completion of the pending sale to the District and railroad repairs but there is no assurance that such funding will be obtained.

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

Other major payments include: (i) partial funding for up to four rail crossings with $1 million due upon the occurrence of the earlier of: (y) the commencement of landfill construction; or (z) under certain circumstances, within 90-days of the execution of the Development Agreement between Riverside County and MRC; (ii) an additional $1 million for upgrading rail crossings is to be paid over the course of landfill operations; (iii) financial assistance of approximately $2 million for the host community, Lake Tamarisk, comprised of $500,000 due at the commencement of construction of the landfill plus approximately $1.5 million due over the course of landfill operations; and (iv) funding for the non-California Environmental Quality Act reduction air emission programs of $600,000 over the course of operations.

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

The Development Agreement will be effective with the resolution of Kaiser’s ownership of the land which is the subject of the current land exchange litigation that is on appeal to the U.S. 9th Circuit Court

KAISER VENTURES LLC AND SUBSIDIARIES

of Appeals. We anticipate that the Development Agreement will be fully executed and recorded just prior to the anticipated closing of the sale of the landfill project. Riverside County has approved the assumption of the Development Agreement by the District as part of the sale of the landfill by MRC.

In October 2005 following the adverse U.S. District Court decision on the land exchange litigation, one member of the Riverside Board of Supervisors attempted to terminate the existing Riverside County approvals for the landfill project. Such attempt was defeated with the only supervisor voting in favor of the proposal to terminate the existing approvals being the supervisor that proposed the termination of the county’s approvals. This same county supervisor originally opposed and voted against the landfill project in 1997.

Successful Appeal of State EIR Litigation. After the September 1997 approval of the new EIR for the landfill project, litigation with respect to MRC’s EIR certification resumed. In February 1998, the San Diego County Superior Court issued a final ruling with respect to this litigation, finding that the EIR certification did not adequately evaluate the landfill project’s impact on the Joshua Tree National Park and the threatened desert tortoise. MRC, Kaiser and Riverside County appealed the Superior Court’s decision; opponents did not appeal.

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

Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. Nearly three years after the final brief in the case was filed, on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard before a three judge panel on December 6, 2007. While a decision may be announced at any time, the U.S. 9th Circuit Court of Appeals generally announces its decisions six to twelve months following oral argument. However, on occasion, the announcement of a decision may take substantially longer. If the U.S. District Court’s decision is fully affirmed on appeal, such a decision would jeopardize the viability of the landfill project. In addition, such a decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and

KAISER VENTURES LLC AND SUBSIDIARIES

the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.”

In April 2007 Donna Charpied, et al, filed a motion with the same U.S. District Court that handled the land exchange litigation seeking to enforce the court’s order in such case. The allegations are that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. The motion seeks to prevent our use of even the land we owned prior to the land exchange. We believe we are in full compliance with the U.S. District’s Court’s order and that many of the assertions of the Charpieds are in error. However, this litigation has temporarily halted certain uses of the land including any military training on our fee owned land. For additional information on this matter, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.”

In addition to the federal land exchange litigation, the Company has been threatened from time to time with additional litigation over the landfill project involving such matters as the federal Endangered Species Act. However, as of the date of the filing of this Annual Report on Form 10-KSB none of the previous threats have resulted in the commencement of a legal action against the Company.

Eagle Crest Energy Company. In November 2000, Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, filed an application for a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,000 mega-watt hydroelectric pumped storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District. This project has been proposed in one form or another since 1989. The Company has not agreed to sell or lease this property to ECEC. This project was essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. However, as a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. FERC issued a preliminary permit to ECEC in June 2001. We, along with others, objected to the ECEC project and intervened in the matter. ECEC’s preliminary permit expired in the second quarter of 2004. However, shortly after the expiration of such preliminary permit, ECEC filed an application with FERC for a new preliminary permit for the same project and on March 7, 2005, FERC granted a preliminary permit to ECEC. This was the third time ECEC was granted a preliminary permit for this potential project. We, along with others, again intervened in this matter and oppose the ECEC project.

In January 2008 ECEC filed a preliminary application document with FERC in which it asserts that it will now be taking the steps necessary to seek a license from FERC. We anticipate that we, along with others, will be submitting extensive comments on the preliminary application document. For example, we continue to maintain that the landfill project and the proposed pump storage project are incompatible.

Since its existing preliminary permit was expiring, ECEC filed for a new preliminary permit on March 3, 2008.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Risk Factors

As discussed in this Annual Report on Form 10-KSB, there are numerous risks associated with MRC and the landfill project. The landfill project has been and continues to be the subject of extensive litigation which has and will continue to substantially delay the landfill project and which could ultimately lead to termination of the landfill project. If the current land exchange litigation is not favorably resolved or resolved in a manner that a cure can be reasonably undertaken, the landfill project will not be viable as currently permitted. Even if the appeal of the adverse U.S. District Court decision is successful, we may not be able to cure all of the concerns with regard to other title or due diligence matters in a timely fashion to permit the sale to the District to be completed. If the litigation is not favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the landfill project would not be completed and the Company might have to abandon Eagle Mountain and its investment in MRC. If this should occur, the Company will likely seek to pursue any other possible opportunities or to re-solicit bids for the purchase of the landfill project, which may not result in a sale of the landfill project on favorable terms, if at all.

The ECEC pumped storage project may also be a risk to the successful completion of the landfill project and significant expenditures could be required to oppose this potential project.

In addition to the litigation and other closing risks, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

As stated above, MRC will need additional funding to complete the landfill project and its potential sale, including funds to repair the flood damage sustained by the Eagle Mountain rail line. There is no assurance that MRC can obtain additional funds through debt or equity financing on acceptable terms.

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

WEST VALLEY MATERIALS RECOVERY FACILITY AND TRANSFER STATION

Background

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling, Inc. (now Kaiser Recycling, LLC ), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF. Under the terms of the parties’ business arrangements, Kaiser Recycling and Kaiser remain responsible for any pre-existing environmental conditions and West Valley MRF is responsible for environmental issues that may arise related to any future deposit or release of hazardous substances. Kaiser and Burrtec have each separately guaranteed the prompt performance of their respective subsidiary’s obligations.

Phase 1 of the West Valley MRF, which included a 62,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services was built and equipped in 1997. Phase 2 of the West Valley MRF was completed in 2001 and increased the processing facility by an additional 80,000 square feet and included the installation of new recycling lines that increased the capacity of the facility to approximately 5,000 tons per day. West Valley MRF is currently processing, on average,

KAISER VENTURES LLC AND SUBSIDIARIES

approximately 4,200 - 4,400 tons of municipal solid and green waste per operating day. In 2007 West Valley MRF was successful in expanding its permitted waste processing capacity to 7,500 tons per day.

The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations. Furthermore, the West Valley MRF should distribute sufficient cash to cover a significant portion of Kaiser LLC’s foreseeable general and administrative costs. In 2007, the West Valley MRF distributed a total of $2 million in cash to Kaiser.

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

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9.5 million in bonds were issued in June 1997 (Phase 1), and approximately $8.5 million in bonds were issued in May 2000 (Phase 2). The interest rate for the Bonds varies weekly. The rates for 2007 ranged from approximately 3.21% to 4.05%. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2013, although West Valley MRF is required, pursuant to an agreement with Union Bank, to periodically redeem a portion of the Bonds.

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

In 2007 West Valley and Union Bank modified the bank’s repayment schedule for the bonds. It was agreed that the then required accelerated principal repayments of the indebtedness could be modified in accordance with the original issuance terms of the respective bond issues.

As of December 31, 2007, the principal amount of bonds outstanding totaled approximately $8,340,000.

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

Competition

Burrtec operates a transfer and limited materials recovery facility in Agua Mansa, California. This facility is located approximately 15 miles from the West Valley MRF and competes for certain waste that might otherwise go to the West Valley MRF. West Valley MRF monitors such waste to ensure that it receives its appropriate share of such waste. Burrtec also controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are not considered to be competitors of the West Valley MRF. Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley. There is one small materials recover facility operating in Colton and two other transfer and materials recovery facilities are currently being proposed that could, if built, be competitors for certain of the waste now processed by the West Valley MRF. One such new facility would be in the City of Pomona and the other facility would be in the City of San Bernardino. Such competition would likely adversely impact the volume and profitability of the waste processed at West Valley.

Risk Factors

The West Valley MRF faces risks related to general economic and market conditions, including the impact of rising interest rates, fuel and labor costs. For example, in 2006, the State of California passed legislation that increased the minimum wage as of January 1, 2007, to $7.50 per hour and to $8.00 per hour as of January 1, 2008. Another example is the dramatic increase in fuel costs. To the extent that these increases cannot be fully passed through to its customers, the increases in the minimum wage may impact, at least in the short-term, the margins and profitability of the West Valley MRF. As a part of its operation the West Valley MRF processes for sale certain recyclable materials, including aluminum, glass, paper, newsprint, corrugated cardboard and other similar items. These commodities are subject to material price fluctuations relating to domestic and international economic and market conditions which can materially affect future operating income and cash flows. During 2007, commodity prices were generally higher than in 2006. However, there is a good deal of volatility in commodity prices both up and down.

Most of the waste processed at the West Valley MRF is as a result, directly or indirectly, of hauler or municipal contracts or franchise agreements. Many of these arrangements are for a specified term and are subject to competitive bidding in the future. For example, as a result of competitive bidding, the West Valley MRF is no longer processing certain waste from a small customer, the City of Claremont, California. In addition, under certain conditions, some of the customers of West Valley MRF may terminate their contracts prior to the scheduled contract term.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Miscellaneous Business

The Company is occasionally able to generate miscellaneous income from time to time from various activities. Such activities have included leasing its fee owned land at Eagle Mountain for commercials and military and law enforcement training and the sale of rock.

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

In July 1999 International Speedway Corporation, referred to as ISC, through a wholly owned subsidiary, acquired PMI. Kaiser Inc., as a stockholder in PMI, voted for the merger and elected to receive a portion of the merger consideration in cash and a portion in ISC stock. In the transaction Kaiser received approximately $24 million in cash and 1,187,407 shares of ISC Class A common stock, resulting in a gain of $35.7 million. Subsequent to PMI’s acquisition, we sold all of the shares we owned in ISC at an average price of approximately $53.52 per share, realizing an additional gain of approximately $6.6 million. The gross cash proceeds we received in 1999 from the merger and the subsequent sale of ISC stock totaled approximately $88 million.

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

With regard to groundwater, we previously settled certain allegations of groundwater contamination concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations allegedly contributed. As a result of the transaction with CCG and the Company’s previous remediation activities in 2000, the Company’s estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million. These potential environmental liabilities included, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed above, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. This environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters, as discussed in more detail in “Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 2: New Accounting Pronouncements.” As a result of some remediation actives that took place at Eagle Mountain in 2007 the environmental reserve was further reduced by $33,000.

In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased effective June 30, 2001, a 12-year $50 million insurance policy, which is

KAISER VENTURES LLC AND SUBSIDIARIES

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

Tar Pits Parcel

Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Except for ongoing inspection and monitoring activities, remediation of the Tar Pits Parcel was completed in 2002 at CCG Ontario, LLC’s, (referred to as CCG), expense. CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property. However, the Company is exploring additional remediation alternatives as a means of making the Tar Pits Parcel useable. See “Part I, Item 1. DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matter.

Employees

As of March 15, 2008, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., a subsidiary of Kaiser LLC, and reimburses Business Staffing for the costs associated with 6 full-time (4 at Ontario, California and 2 at Eagle Mountain, California) and 5 permanent part-time employees (3 in Ontario, California and 2 at Eagle Mountain, California). All except one of the full-time and all of the part-time employees were previously employed by Kaiser Inc.

Item 2.	DESCRIPTION OF PROPERTY

Office Facilities

Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California, 91764. The Company currently leases approximately 2,950 square feet in Ontario, California at a current cost of approximately $7,200 per month. The office lease expires on August 31, 2009, with the Company having the option to extend the lease until August 31, 2011. Our subsidiary, Kaiser Eagle Mountain, LLC, also currently maintains an office at the Eagle Mountain Site. We own the building used as an office at the Eagle Mountain Site.

Eagle Mountain, California

The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The District, upon its purchase of the landfill project, will own or control a substantial portion of this infrastructure. Accordingly, the District and the Company are negotiating a number of agreements addressing access and joint use of infrastructure facilities. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated. Due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years

KAISER VENTURES LLC AND SUBSIDIARIES

and we have established a $2.5 million reserve for such purposes. In 2006, 27 homes were remediated and demolished. No homes were demolished in 2007. See also “Part II, Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 2: Liquidity and Capital Resources - New Accounting Pronouncements”.

Until December 31, 2003, a private prison was operated at the Eagle Mountain Townsite. With the closure of the private prison and implementation of a mothball plan in 2004, Eagle Mountain’s ongoing operations and staffing were reduced. We are continuing to seek appropriate tenants for a lease of all or portions of the Eagle Mountain Townsite but have been unsuccessful to date in finding permanent tenants. The September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts.

Other than possible future environmental remediation associated with asbestos containing products in certain structures for which a reserve has been recorded, we are not aware of any material environmental remediation required at the Eagle Mountain Townsite that could require us to expend substantial funds or that could lead to material liability. However, under the terms of a reclamation plan for a portion of the mine site there are ongoing reclamation activities for which the Company has also recorded a reserve for the estimated cost of such activities.

In and around the Eagle Mountain site the Company currently has various possessory mining claims of approximately 1,472 acres and holds approximately 8,644 acres in fee simple (which includes the approximate 1,300 acre Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project.” However, if the adverse U.S. District Court decision is upheld on appeal it will impact the amount and nature of our land holdings. If the land exchange is finally reversed, and we are placed back to the same position as prior to the land exchange, we would own or control in and around Eagle Mountain approximately 1,800 acres in fee and 9,550 acres in various possessory mining claims. In addition, the reversal of the land exchange would reinstate a reversionary interest contained in the original grant of approximately 460 acres of the Eagle Mountain Townsite.

The Company owns four deep water wells, of which two are currently being used, and two booster pump stations that serve the Eagle Mountain Site.

Rock/Aggregate

As a result of previous mining at Eagle Mountain, millions of tons of rock of various sizes has been stockpiled on portions of the property around the Eagle Mountain Townsite. We have shipped rock products in various quantities in the recent past and we are exploring opportunities to increase future rock shipments.

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

KAISER VENTURES LLC AND SUBSIDIARIES

conveyed to the BLM as a part of the October 1999 land exchange. For additional information, see “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Flood Damage to Railroad.”

Fontana, California

With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former Mill Site Property. With the exception of ongoing maintenance and inspection obligations, the environmental remediation of this parcel has been completed although the Company is exploring additional remediation alternatives as a means to make the parcel usable. See “Part 1, Item 1. DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Property.”

Lake Tamarisk, California

Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development, LLC, a wholly owned subsidiary of Kaiser, owns: (i) 72 single family improved lots, including, one residential structure; (ii) 3 multi-family lots totaling 12.42 acres; (iii) 1 commercial lot totaling approximately 3.31 acres; (iv) an approximate 170 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (v) an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course; and (vi) an approximate 39 acre unimproved parcel adjacent to Lake Tamarisk. We are seeking to sell our Lake Tamarisk properties but are also looking at other development opportunities that may enhance the ultimate value and sale of such properties.

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

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999 Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits. On September 20, 2005, the U. S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision is adverse to the landfill project in that it sets aside a land exchange completed between the Company and U.S. Bureau of Land Management (“BLM”) in October 1999 as well as two BLM rights-of-way. It also effectively reinstates a reverter title issue involving the Eagle Mountain Townsite.

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

We and the U.S. Department of Interior appealed the adverse decision to the U. S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard by a three judge panel on December 6, 2007. While a decision may be announced at any time, the U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument. However, on occasion, the announcement of a decision may take substantially longer. There can be no assurance that we will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

In April 2007 Donna Charpied, et al, filed a motion with the same U.S. District Court that handled the land exchange litigation seeking, in their opinion, to enforce the court’s order in such case. The allegations are that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents objected to the military training that has taken place and that may take place on Kaiser fee owned land at Eagle Mountain (even though military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California. We believe we are in full compliance with the U.S. District’s Court’s order and that many of the assertions of the Charpieds are in error. We vigorously opposed such motion. The final briefs for this matter were submitted in the third quarter of 2007 and we are awaiting a decision. As of the date of this Report, military training has not taken place at Eagle Mountain since the Charpieds filed their motion in April 2007.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 15 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, there is an increasing number of claims related to other facilities such as the former Kaiser Steel Mill Site Property.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Of the claims resolved to date, approximately 75% have been resolved without payment to the plaintiffs. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

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

None. We will hold our next members’ meeting sometime following the decision in the land exchange litigation that is currently before the U.S. 9th Circuit Court Appeals.

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

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not readily tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001. To our knowledge, in 2007 less than 10,000 Class A Units were sold to third parties at a price averaging $.80 per unit. Since the Class A Units are not publicly traded and there is no secondary market for the units, there is no performance graph.

As of March 17, 2008, there were approximately 3,404 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 17, 2008, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan. In addition there are 113,690 Class A Units deemed outstanding that are reserved for those investors that have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger.

We currently have no immediate plans to make distributions but anticipate making distributions subsequent to receiving our share of the proceeds from the sale of the Eagle Mountain landfill project if such sale is completed or if other funds become available for distribution in accordance with our cash maximum strategy.

We did not repurchase any Class A Units in 2007.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2007, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	298,100	$3.11	0
Equity compensation plans not approved by security holders	N/A	N/A	95,000 annually	[1]

[1]

Each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants. Accordingly, a total of 20,000 Class A Units are currently being issued each year collectively to the members of the Board of Managers. Also reflected in the foregoing table for 2007 is that each executive officer under the terms of his current employment agreement is to be issued 25,000 Class A Units as of January 15 of each year beginning as of January 15, 2007, provided he is still employed by the Company as of the preceding December 31. The annual issuance of Class A Units to the executive officers pursuant to the terms of their respective employment agreement is scheduled for review prior to 2010. Additionally, Class A Units may be issued to executive officers under the terms of the Executive Officer New Revenue Incentive Participation Plan. For additional information, see “Item 10. Executive Compensation – Executive Compensation.”

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”). Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this Report on Form 10-K, our remaining principal assets include: (i) an 83.13% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District). However, if the September 2005 U.S. District Court decision providing that a land exchange completed in October 1999 is to be unwound is upheld on appeal, the reversal of the land exchange will impact the amount and nature of the land we own and control. As of December 31, 2007, we also had cash and cash equivalents, receivables and short-term investments in securities of approximately $9.6 million. As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million plus interest from 2001.

We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members.

Annual Report on Form 10-KSB

Kaiser qualifies as a small business filer under SEC rules and under such rules Kaiser is only required to include and discuss in this Annual Report on Form 10-KSB its balance sheet as of December 31, 2007 and its consolidated statements of operations, cash flows and changes in members’ equity for the years ended December 31, 2007, and 2006. The reader of this Annual Report on Form 10-KSB is encouraged to read our prior reports filed with the SEC for our financial statements for other previous years.

Primary Revenue Sources

Ongoing Operations

Kaiser’s revenues from ongoing operations are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method.

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Historically, significant components of interim revenue activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain facility. During 2007, the Company generated miscellaneous income at Eagle Mountain from activities such as leasing its fee owned land for media-related activities and military and law enforcement training. In addition, we have remediated and demolished certain buildings at Eagle Mountain, the costs for which have been accrued.

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

Results of Operations

Analysis of Results for the Years Ended December 31, 2007 and 2006

Resource Revenues. Total resource revenues for 2007 were $2,794,000, compared to $2,437,000 for 2006. The reasons for this increase are discussed below in “Ongoing Operations” and “Interim Activities”.

Ongoing Operations. Income from the Company’s equity method investment, the West Valley MRF, increased by $300,000 to $2,449,000 for 2007 as compared to 2006. This increase in equity income in the West Valley MRF is the result of higher revenues ($2.5million) due to rate increases which went into effect in 2006 and 2007 and higher commodity prices. These increases were partially offset by higher disposal expenses ($597,000) and increased recycling rebates ($496,000). In addition, operator and partnership expenses increased by $786,000 and $264,000, respectively, primarily due to an increase in the minimum wage rate in California as of January 1, 2007, and an increase in the reserve for doubtful accounts.

Interim Activities. Revenue from interim activities increased to $345,000 from $288,000 for 2006. This increase is the result of increased utilization of our fee owned property for military training, which is not anticipated to continue.

Resource Operating Costs. Operating expenses increased to $1,323,000 from $1,204,000 for 2006 primarily as a result of continued Townsite maintenance expenses, an increase in site personnel, and the amortization of the capitalized Townsite abatement reserve. For additional information, see “Conditional Asset Retirement Obligations” under “Critical Accounting Policies.”

Corporate General and Administrative Expenses. Corporate general and administrative expenses for 2007 increased 19% to $1,832,000 from $1,533,000 for 2006. The increase is mainly in legal costs and is due to the settlement of an insurance reimbursement claim.

Net Interest and Investment Income. Net interest and investment income (loss) for 2007 was $482,000 compared to ($7,000) for 2006. This change was the result of the sale, during 2006, of all of the Company’s investments in two PIMCO bond funds which resulted in the realization of a loss of $367,000 which was previously reflected in accumulated other comprehensive loss, a component of members’ equity. The proceeds from the sale of the PIMCO bonds has been reinvested in short-term high grade commercial paper which produced the 2007 income.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $179,000 for 2007 versus a pre-tax loss of $607,000 for 2006. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the

KAISER VENTURES LLC AND SUBSIDIARIES

Company’s only corporate subsidiary. These taxes amounted to $10,000 for 2007, versus $18,000 for 2006.

Net Income (Loss). For 2007, the Company reported a net loss of $189,000 or $0.03 per unit, versus a net loss of $625,000 or $0.09 per unit, reported for 2006.

Section 2: Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents increased $266,000 to $1,419,000 at December 31, 2007. Included in cash and cash equivalents is $905,000 held solely for the benefit of MRC at December 31, 2007.

Below is a table showing the major changes in cash:

Increase of Short Term Investments	$1,096,000
Distributions from the West Valley MRF	2,000,000
Sale of Lake Tamarisk Lots	48,000
Minority Interest	86,000
Cash used in Operations	(2,093,000)
Capitalized Landfill Expenditures	(790,000)
Capital Expenditures	(81,000)

Net Increase in Cash and Equivalents	$266,000

Working Capital. During 2007, current assets increased $1,329,000 to $11,741,000, while current liabilities increased $66,000 to $2,262,000. This caused working capital to increase during 2007 by $1,263,000 to $9.5 million at December 31, 2007.

Below is a table showing the major changes in working capital.

Changes in Current Asset
Increase in Consolidated Cash	266,000
Increase in Short Term Investments	1,096,000
Increase in Accounts Receivable and Other Net	(33,000)
Changes in Current Liabilities
Increase in Payables	(47,000)
Increase in Income Taxes Payable	(165,000)
Decrease in Accrued Liabilities	146,000

Net Increase in Working Capital	1,263,000

Accounts Receivable and Other (net). During 2007, accounts receivable and other (net) decreased by $33,000 primarily as a result of the collection of an insurance Company receivable.

Short-Term Investments. During 2007, short-term investments increased by $1,096,000. This is the net result of $2 million in long-term investments maturing which was reinvested in short-term bonds and commercial paper and the sale of a portion of the Company’s investments to provide cash for operations and for funds required to maintain our investment in Mine Reclamation, LLC. At December 31, 2007, the Company had $8.0 million of its excess cash reserves invested in such investments.

Investments. The Company’s recording of $2,449,000 relating to its share of income from its investment in the West Valley MRF was partially offset by the receipt of cash distributions from the West Valley MRF totaling $2 million. This resulted in a $449,000 increase in the Company’s investment in the West Valley MRF. In addition, our investment in the Eagle Mountain Landfill increased $790,000 during 2007 due to continuing landfill development activities which were capitalized. Additionally, on June 19,

KAISER VENTURES LLC AND SUBSIDIARIES

2007 the Company approved a subscription agreement with MRC to provide, at a minimum, an additional $990,000 in working capital for MRC. The first installment of 60% ($594,000) of the minimum subscription amount was paid during the second quarter, with the second and final installment due by March 31, 2008 unless delayed by MRC. Since all the owners of MRC did not purchase their respective pro rata interest in the private placement, we purchased the balance of such units, resulting in an additional investment of approximately $52,000. Accordingly, assuming the maximum amount of funding is required, our additional investment in MRC will be a total of $1,042,000. As a result of this private placement, our ownership interest in MRC increased from 82.48% to 83.13%.

Other Assets. There was a decrease in other assets of $705,000 which is the net result of the amortization of the environmental insurance policy of $300,000, an increase in accumulated depreciation as of December 31, 2007 of $254,000 which took into account the write-off of $99,000 in fully depreciated assets, and the reclassification of a deferred tax asset to a receivable of $124,000. These decreases were partially offset by the purchase of two vehicles for use at Eagle Mountain for $51,000 and a copier for the corporate office for $21,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of December 31, 2007, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.9 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by such insurance depending upon the nature and timing of the claim.

Minority Interest. As of December 31, 2007, the Company has recorded $5,265,000 of minority interest relating to the approximately 16.87% ownership interest in MRC the Company does not own.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Landfill Permitting and Development. Through its 83.13% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and expensed when management determines that the capitalized costs provide no future benefit.

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

During 2005, as discussed in more detail below under “New Accounting Pronouncements”, the Company increased its environmental reserve by $1.2 million to account for its conditional asset retirement obligations related to future abatement obligations for asbestos-containing products in certain of the viable structures at the Eagle Mountain Townsite.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 should not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value option for Financial Assets and Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to

KAISER VENTURES LLC AND SUBSIDIARIES

expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 should not have a material impact on the Company’s consolidated financial statements.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) the landfill project; (ii) our 50% equity ownership of the West Valley MRF; and (iii) miscellaneous property at or near the Eagle Mountain Townsite. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF and our investments although we are occasionally generating miscellaneous income from the lease of our Eagle Mountain property for various activities. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iii) the ability to increase prices to reflect increases in such items as fuel and personnel costs; and (iv) future competition from competing facilities. During 2006 and early 2007, the West Valley MRF was able to increase it rates to many of its customers as a result of increases in operating and disposal expenses as well as the increase in the minimum wage laws in California that went into effect in January 2007. However, these rate increases may not be sufficient to cover all past and future anticipated increases in the costs of operation. In addition, commodity prices have fluctuated dramatically and this volatility impacts the West Valley MRF’s revenue both positively and negatively. Due to the volatility of commodity prices, West Valley MRF may need to restructure its prices in certain markets which could have a negative impact on revenues and profitability. In order to address anticipated future demand, the West Valley MRF in 2007 received an increase in its permitted waste processing capacity to 7,500 tons per day. Additionally, West Valley is in the process of evaluating possible waste-to-energy and composting projects that might be capable of profitably utilizing a portion of the municipal solid waste received at the facility. We also anticipate that capital improvements costing approximately $1 million will be made during 2008 by West Valley.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale,” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million

KAISER VENTURES LLC AND SUBSIDIARIES

plus an estimated approximate $8 million in accrued interest from May 2001 to the date of this Report on Form 10-KSB. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard before a three judge panel on December 6, 2007. While a decision may be announced at any time, the U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument. However, on occasion, the announcement of a decision may take substantially longer. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

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

We will continue to explore the development and use of our property at Lake Tamarisk and at Eagle Mountain for other purposes. For example, in the past, military and law enforcement training exercises have taken place on portions of the Eagle Mountain property. The most recent example of this is that in January 2007 the U.S. Marines conducted troop training exercises on portions of our fee owned land at Eagle Mountain property. However, litigation has slowed the use of such property for alternative uses.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Capital Resources. Kaiser expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales will be sufficient to satisfy the Company’s ongoing projected operating cash requirements.

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former KSC mill site near Fontana, California, except for an approximate five acre parcel, the Tar Pits Parcel; (ii) entered into an agreement to sell the landfill project to the District for an aggregate of $41 million, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. In continuing this strategy, our current plans include:

•

To resolve favorably the outstanding federal land exchange litigation and to complete the sale of the landfill project. Although the closing with the District was originally scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions and, as a result, this date has been extended numerous times, and we cannot be sure when or if this sale will ultimately close. We do not expect to receive any cash from the sale, if it closes, until the federal land exchange litigation matter is successfully resolved. See “Part I, Item 1. DESCRIPTION OF BUSINESS—Eagle Mountain Landfill Project and Pending Sale”;

•

To continue to hold our interest in West Valley MRF, which pays significant cash distributions to us, until we believe we can negotiate a sale of our interest or otherwise create enhanced value for our members from the West Valley MRF;

•	To explore other opportunities for use of the Eagle Mountain Site, including the development of the millions of tons of rock stockpiled at the site; and

•	To maximize our revenue as we attempt to sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California.

The Company currently expects to distribute substantially all available cash to its members once the cash maximization strategy is completed. The September 2005 adverse U.S. District Court decision concerning the Landfill Project will affect the completion date for, and may ultimately alter, this strategy. The Company currently does not expect completion of this strategy until 2009 at the earliest.

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

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC

We have audited the accompanying consolidated balance sheet of Kaiser Ventures, LLC and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures, LLC and subsidiaries as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Irvine, California

March 14, 2008

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

2007
ASSETS
Current Assets
Cash and cash equivalents	$1,419,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000.	169,000
Short-term investments	8,042,000
Restricted cash held for
Conversion distribution	1,190,000
Contribution to Company SERP	921,000

11,741,000
Eagle Mountain Landfill Investment	31,904,000
Investment in West Valley MRF	5,271,000
Land	2,465,000
Other Assets
Deferred income tax asset	328,000
Unamortized environmental insurance premium	1,650,000
Buildings and equipment (net)	1,052,000

3,030,000

Total Assets	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

2007
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$169,000
Conversion distribution payable	1,190,000
Accrued liabilities	903,000

2,262,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000
Accrual for environmental remediation	2,882,000
Other accrued liabilities	250,000

9,810,000

Total Liabilities	12,072,000

Minority Interest	5,265,000

Members’ Equity
Class A units; issued and outstanding 7,064,299	37,047,000
Class B units; issued and outstanding 751,956	—
Class C units; issued and outstanding 872	—
Class D units; issued and outstanding 128	—
Accumulated other comprehensive income	27,000

Total Members’ Equity	37,074,000

Total Liabilities and Members’ Equity	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2007	2006
Resource Revenues
Ongoing Operations Income from equity method investment in the West Valley MRF	$2,449,000	$2,149,000
Revenue from interim activities	345,000	288,000

Total resource revenues	2,794,000	2,437,000
Resource Operating Costs
Environmental insurance premium amortization	300,000	300,000
Expenses related to interim activities	1,323,000	1,204,000

Total resource operating costs	1,623,000	1,504,000

Income from Resources	1,171,000	933,000
Corporate General and Administrative Expenses
Total Corporate and Administrative Expense	1,832,000	1,533,000

Loss from Operations	(661,000)	(600,000)
Net interest and investment (loss) income	482,000	(7,000)

Loss before Income Tax Provision	(179,000)	(607,000)
Income tax provision	10,000	18,000

Net Loss	$(189,000)	$(625,000)

Basic Loss Per Unit	$(0.03)	$(0.09)

Diluted Loss Per Unit	$(0.03)	$(0.09)

Basic Weighted Average Number of Units Outstanding	7,051,000	6,960,000
Diluted Weighted Average Number of Units Outstanding	7,051,000	6,960,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2007	2006
Cash Flows from Operating Activities
Net loss	$(189,000)	$(625,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Income from equity method investment in West Valley MRF, LLC, net of distributions	(449,000)	(149,000)
Depreciation and amortization	653,000	653,000
Land option not exercised	20,000	—

Realized loss on sale of investments	—	367,000
Class A Units / stock-based compensation expense	47,000	10,000
Changes in assets:
Accounts Receivable- and other	33,000	76,000
Changes in liabilities:
Eagle Mountain Townsite cleanup reserve	—	(160,000)
Accounts payable and accrued liabilities	31,000	(43,000)
Net cash flows provided by (used in) operating activities	146,000	129,000

Cash Flows from Investing Activities
Minority interest	86,000	—
Purchase of investments	(26,801,000)	(9,640,000)
Sale of investments	27,691,000	8,441,000
Collection of notes receivable	—	57,000
Capital acquisitions	(81,000)	—
Sale of Lake Tamarisk lots	48,000	—
Capitalized landfill expenditures	(790,000)	(817,000)
Environmental remediation expenditures	(33,000)	(197,000)

Net cash flows provided by (used in) investing activities	120,000	(2,156,000)

Cash Flows from Financing Activities
Increase in restricted cash for contributions to SERP	—	(921,000)

Net cash flows from financing activities	—	(921,000)

Net Increase (Decrease) in Cash and Cash Equivalents	266,000	(2,948,000)
Cash and Cash Equivalents at Beginning of Year	1,153,000	4,101,000

Cash and Cash Equivalents at End of Year	$1,419,000	$1,153,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes	$96,500	$10,800

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2007 and 2006

	Member Class A Units	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2005	6,949,299	37,804,000	(307,000)	37,497,000
Net loss	—	(625,000)	—	(625,000)
Comprehensive loss
Change in gain on investments
Realized	—	—	307,000	307,000
Unrealized	—	—	41,000	41,000

Total Comprehensive loss	—	—	—	(277,000)
Issuance of Class A Units	20,000	10,000	—	10,000

Balance at December 31, 2006	6,969,299	37,189,000	41,000	37,230,000
Net loss	—	(189,000)	—	(189,000)
Comprehensive loss
Change in gain on investments
Realized	—	—	(41,000)	(41,000)
Unrealized	—	—	27,000	27,000

Total Comprehensive loss	—	—	—	(203,000)
Issuance of Class A Units	95,000	47,000	—	47,000

Balance at December 31, 2007	7,064,299	$37,047,000	$27,000	$37,074,000

At December 31, 2007 and 2006, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2007 and 2006, Kaiser Ventures LLC had outstanding 872 and 128 units outstanding, Class C and D, respectively.

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

At December 31, 2007, the Company’s principal assets include: (i) an 83.13% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million plus accrued interest, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres currently owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (iv) cash and cash equivalents, receivables and short-term investments of approximately $9.6 million.

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

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Site. Due to the interim nature of these activities, they were previously presented as net revenues (net of expenses). For clarification purposes we are now presenting the revenues and expenses separately for both 2006 and 2007.

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

Reclassifications

In 2007, in an effort to provide investors more detail of our revenues, we began presenting our interim revenues and expenses separately rather than net. All relative prior period balances have been reclassified to conform to the current period presentation. These reclassifications had no material impact on revenue, gross margin, net loss, assets or liabilities in the periods presented.

Cash and Cash Equivalents

The Company maintains its cash balances with two financial institutions that have Standard & Poor’s ratings of AA- or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. At December 31, 2007, and at various times throughout the year, the Company had cash in excess of federally insured limits.

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

Real Estate

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

KAISER VENTURES LLC AND SUBSIDIARIES

Interest and property taxes related to real estate under development are capitalized during periods of development.

Investment in West Valley MRF, LLC

The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% ownership interest.

Landfill Permitting and Development

Through its 83.13% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process. These costs are expensed when management determines that the capitalized costs provide no future benefit. Additionally, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 17), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved. Further, the perception of the public and private financial markets of the value of solid waste sites and the waste management industry can fluctuate significantly over time. Accordingly, there can be no assurance that the Company will successfully sell the Eagle Mountain assets on favorable terms or at all.

Buildings and Equipment

Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets which range from 3 to 10 years. Due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite were deteriorating faster than anticipated and determined not to be salvageable. Accordingly, the Company needed to demolish or rehabilitate a number of structures and accordingly established a reserve of $2.5 million in 2005 for such purposes. $2 million of the reserve was expensed in 2005 and $500,000 was reclassified from the unused existing environmental remediation reserve in 2005. The Company utilized $160,000 of this reserve during 2006, which was the last expense charged against this reserve.

In addition, in March 2005, the Financial Accounting Standards Board issued, Interpretation No. 47. “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”) clarifying and interpreting the legal obligation to perform an asset retirement activity in which the timing and/or settlement are conditional on a future event that may or may not be within the control of the Company. The Company has adopted FIN 47 effective as of the year ended December 31, 2005. Based upon currently available information, the Company has estimated that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1.2 million. These estimates were produced by third party consultants. Pursuant to the requirements of FIN 47, the Company increased its environmental reserve by $1.2 million to account for these obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased carrying amount is being depreciated over the remaining estimated time that such assets will be owned by the Company, which was estimated to be approximately 4 years.

KAISER VENTURES LLC AND SUBSIDIARIES

In addition, the Company has reviewed and analyzed the increased carrying amount associated with structures discussed above pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets and has concluded that the $1.2 million increase in carrying amount for these structures will be recoverable and that no impairment of these structures exists as of December 31, 2007.

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

LLC Unit/Stock Options

At December 31, 2007, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment (or in our case units) awards to employees and managers based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology which used the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method no share-based compensation expense related to any option awards granted to employees or managers had been recognized in the Company’s Consolidated Statements of Operations, as all unit option awards granted under the plans had an exercise price equal to the Company’s closing stock price on the date of grant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31, 2007 consisted of the following:

Prepaid Insurance	54,000
Income Tax Receivable	124,000
Accounts Receivable Trade and Other	149,000

Sub Total	327,000
Allowance for doubtful accounts	(34,000)

Total	$293,000

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

Pursuant to the terms of the MOA, KRC contributed approximately 23 acres of Mill Site property on which the West Valley MRF was constructed while WVRT contributed all of Burrtec’s recycling business that was operated within Riverside County, thereby entitling West Valley MRF to receive all revenues

KAISER VENTURES LLC AND SUBSIDIARIES

generated from this business after the closing date. The Company also remains responsible for any pre-existing environmental conditions on the land, which is generally covered by insurance.

Most of the financing for the construction of the West Valley MRF of approximately $22 million, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to periodically redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec each are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC.

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

CPCFA Debt Rescheduling

	Former Payment Schedule			New Payment Schedule
Year	1997 Bond	2000 Bonds	Total	1997 Bonds	2000 Bonds	Total
2007	$1,200,000	$900,000	$2,100,000	$630,000	$—	$630,000
2008	$1,250,000	$1,000,000	$2,250,000	$630,000	$—	$630,000
2009	$1,320,000	$1,100,000	$2,420,000	$630,000	$—	$630,000
2010		$1,100,000	$1,100,000	$630,000	$—	$630,000
2011		$1,100,000	$1,100,000	$630,000	$—	$630,000
2012			$—	$620,000	$—	$620,000
2013 thru
2029			$—		$290,000	$4,930,000	(1)
						($290,000
						per year	)
2030			$—		$270,000	$270,000

Total	$3,770,000	$5,200,000	$8,970,000	$3,770,000	$5,200,000	$8,970,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

The condensed summarized balance sheet information of West Valley MRF, LLC as of November 30, 2007, is as follows:

Balance Sheet Information
Current Assets	$11,143,000
Property and Equipment (net)	12,306,000
Other Assets	1,094,000

Total Assets	$24,543,000

Current Liabilities	$5,055,000
Other Liabilities	—
CPCFA Bonds Payable (long-term portion)	7,710,000
Members’ Equity	11,778,000

Total Liabilities and Members’ Equity	$24,543,000

KAISER VENTURES LLC AND SUBSIDIARIES

The condensed summarized income statement information for the West Valley MRF, LLC as of November 30, 2007 and 2006, is as follows:

Income Statement Information	November 30, 2007	November 30, 2006
Net Revenues	$16,341,000	$14,752,000
Gross Profit	$6,702,000	$5,844,000
Net Income	$4,898,000	$4,298,000

The Company has recognized equity income from the West Valley MRF of $2,449,000, and $2,149,000, in 2007 and 2006, respectively. The Company received cash distributions of $2 million each during 2007 and 2006, respectively, from its investment in the West Valley MRF.

Note 5. MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2007, is 83.13%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes the Company’s royalty payments under the MRC Lease) is being sold for $41 million plus accrued interest, with an initial closing currently scheduled to occur on June 30, 2008, but the initial closing date has been extended numerous times. However, payment of the purchase price will be delayed as described in more detail below. The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District and obtaining all necessary consents to the transaction and resolving the outstanding federal land exchange litigation.

In September 2005, the Company received an adverse U.S. District Court decision in the federal land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was held on December 6, 2007, before a three judge panel of the 9th Circuit Court of Appeals. A decision can be made at any time after oral argument but the U.S. 9th Circuit Court of Appeals usually takes six to nine months to issue a decision after oral argument. Occasionally, the announcement of a decision may take substantially longer. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Note 17. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.” The Company has evaluated the adverse decision on the landfill project in the context of whether such asset should be considered impaired. The Company finds itself in much the same position as it was in 2000 when the San Diego County Superior Court judge ruled that the environmental documentation was insufficient under California law. Believing that the Superior Court was in error, much like the Company believes the U.S. District Court is in error, the Company appealed the San Diego County Superior Court decision. The Company won that appeal with the California Court of Appeals unanimously reversing the San Diego Superior Court. Accordingly, the Company has concluded that, although it is possible, it is not currently probable or measurable that there has been impairment of the investment in MRC at this time due to the pending appeal of the decision before the U.S. 9th Circuit Court of Appeals.

Assuming there is a closing, $41 million of the total purchase price plus accrued interest is to be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange.

KAISER VENTURES LLC AND SUBSIDIARIES

Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001.

The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence and other matters. Due diligence, joint use negotiations and other items are expected to continue during 2008 although a number of items have been delayed and will not be resolved until there is a successful conclusion of the land exchange litigation that is on appeal to the U.S. 9th Circuit Court of Appeals. In addition, the parties will individually determine whether each chooses to continue to extend the closing date for the transaction.

There are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District purchased. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, and the appeal of the adverse U.S. District Court decision in such litigation including reversal of the completed land exchange and the threatened litigation over the Endangered Species Act, all as discussed in “Note 16. LEGAL PROCEEDINGS”. No assurance can be made that the Company will successfully and timely resolve these matters so as to avoid a material adverse effect on the Company’s current plan to sell the landfill to the District. In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which the Company believes are economical.

As discussed below, MRC will need additional funding to complete the landfill project, including funds to repair the flood damage sustained by the Eagle Mountain rail line, to fund the litigation involving the project and to fund the activities necessary for its possible sale. There is no assurance that MRC can obtain additional funds through debt or equity financing on acceptable terms.

If the Company is unable to manage any of these risks or uncertainties, the Company may not be able to sell the landfill at a favorable price, if at all, and the value of the Company’s Class A Units could be materially reduced.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of the Company’s report on Form 10-Q/A for the quarter ended September 30, 2003, the Company conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, the Company has estimated the cost to repair the damage to be a minimum of $4.5 million, an accrual for which was recorded in 2003. The Company’s current plans has undertaken, the work necessary to help preserve and protect the existing railroad. However, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 6. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2007 the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) and U.S. governmental bonds which were classified as “available-for-sale.” The classification of investment securities is reviewed by the Company at each reporting period.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of December 31, 2007:

AVAILABLE-FOR-SALE SECURITIES	December 31, 2007
Commercial Paper	$8,043,000

All of the $8,043,000 available for sale at December 31, 2007, has a maturity of less than one year and is therefore classified as short-term investments on the consolidated balance sheet.

As of December 31, 2007, the Company’s “available for sale” securities had an unrealized net gain of $27,000 that is included in “other comprehensive income”, a component of Member’s Equity.

Note 7. CONVERSION DISTRIBUTION

At December 31, 2007, the Company holds $1,190,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable.

Note 8. ENVIRONMENTAL INSURANCE

One of the goals in the cash maximization strategy approved by Kaiser Ventures LLC’s Board of Directors in September 2000 was to reduce the liabilities associated with existing and potential future environmental and other similar types of claims. In furtherance of such goal, the Company purchased an insurance policy effective June 30, 2001, that is designed to provide broad prospective commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50 million in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for potential liabilities arising from pollution conditions or known and/or potential asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The aggregate cost for this policy was approximately $5.8 million, of which, based upon discussions among the respective members of the Boards of Directors, KSC Recovery paid $2 million and the Company paid the balance of approximately $3.8 million. The portion of the policy paid by KSC Recovery was expected to cover known and/or potential asbestos claims; while the portion of the policy paid by the Company was expected to cover future potential claims arising from the Company’s historical operations. The Company expects this policy will cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company.

KAISER VENTURES LLC AND SUBSIDIARIES

In June 2005, the Company was notified that it was to receive a refund of a portion of the cost of the policy relating to other commissions. The refund, totaling $106,000, was recorded as a reduction in the cost of the policy and the future amortization of the policy cost will be adjusted accordingly as described below.

The Company’s $3.8 million premium for the prospective insurance policy was capitalized as a long-term asset and was being amortized on a straight-line basis over the twelve (12) year term of the policy; approximately $80,000 per quarter or $320,000 per year. As a result of the refund discussed above, the Company adjusted the current year’s expense and the remaining balance, thereby reducing the amortization to $75,000 per quarter or $300,000 per year as of June 2005. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

Note 9. BUILDINGS AND EQUIPMENT

Buildings and equipment as of December 31, 2007 consisted of the following:

Buildings and structures	$3,285,000
Machinery and equipment	1,803,000

5,088,000
Accumulated depreciation	(4,036,000)

Total	$1,052,000

Depreciation expenses for the years ended December 31, 2007 and 2006 was $351,000 and $350,000, respectively.

Note 10. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31, 2007 consisted of the following:

Compensation, severance and related employee costs	$215,000
Accrued professional	416,000
Other	26,000

Total	$657,000

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

The Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term and limits of $50

KAISER VENTURES LLC AND SUBSIDIARIES

million in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales.

In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, at September 30, 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5 million and reclassified the obligation as a litigation accrual separate from its environmental remediation liabilities. The City of Ontario’s claims were fully settled in March 2004 with the settlement paid by the insurance carrier. The final settlement between our insurance carrier and the City of Ontario resulted in a payment to the City that was $250,000 less than the Company had accrued. Therefore the Company reduced both its litigation accrual and insurance receivable by $250,000 as of the date of the settlement.

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

As discussed above in Note 2, the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1.2 million to account for the estimated cost of possible future abatement obligations relating to asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. During 2007 and 2006, $33,000 and $197,000, respectively of the reserve was utilized primarily for the abatement of these products. Thus, as of December 31, 2007, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed above and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,882,000. In the event a future claim for damages is filed against the Company that exceeds the remaining $2,882,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

See also Note 2. “Summary of Significant Accounting Policies - Buildings and Equipment,” Note 8. “Environmental Insurance,” and Note 15. “Commitments and Contingencies - Environmental Contingencies”.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Class A Units Outstanding

At December 31, 2007 Kaiser LLC had 7,064,299 Class A Units outstanding.

At December 31, 2007, there are 298,100 Class A Units available for issuance relating to outstanding options.

At December 31, 2007, 104,267 Class A Units of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into an LLC in November 2001, the then 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. Distribution of these units have been made periodically for the settlement of unsecured creditor claims.

At December 31, 2007, 113,690 Class A Units were deemed outstanding and reserved for issuance to holders of Kaiser Inc. stock that have yet to convert such stock to Kaiser LLC Class A Units.

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

At December 31, 2007, Kaiser LLC had 751,956 Class B Units outstanding.

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

At December 31, 2007, Kaiser LLC had 800 and 200 Class C and D Units outstanding, respectively.

KAISER VENTURES LLC AND SUBSIDIARIES

Unit/Stock Option and Unit/Stock Grant Programs

In October 1990, the Company’s stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the “1989 Stock Plan”). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. The Company incurred no compensation expense during 2007 related to these options.

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

In addition, under the 1992 Stock Plan each director when first elected to the Board was automatically granted options for 5,000 common stock shares. Each non-employee director who is re-elected or serving an unexpired term as a member of the Board at an annual meeting of holders of stock of the Company will be automatically granted an additional 1,500 stock options. These options have an exercise price equal to the fair market value of the Company’s Common Stock on the date of the grant.

In June 1995, the Company’s stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. However, there are no outstanding options under this plan as of December 31, 2007.

In addition, under the 1995 Stock Plan, each director when first elected to the Board was automatically granted options for 5,000 common stock shares. Each non-employee director who is re-elected or serving an unexpired term as a member of the Board at an annual meeting of holders of stock of the Company was automatically granted an additional 1,500 stock options. These options have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant.

Additionally, each member of the Board of Managers, other than Mr. Stoddard, receives an annual grant of 5,000 Class A Units.

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

KAISER VENTURES LLC AND SUBSIDIARIES

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2007 and 2006, and activities during the years ended on those dates is presented below:

	2007			2006
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price
Outstanding at beginning of Year		298,100	$3.11		298,100	$3.11
Granted		—	—		—	—
Exercised		—	—		—	—
Forfeited		—	—		—	—

Outstanding at end of year		298,100	$3.11		298,100	$3.11

Options exercisable at year End		298,100	$3.11		298,100	$3.11

Weighted-average fair value of options granted during the year	$	N/A		$	N/A

The following table summarizes information about unit options outstanding as of December 31, 2007:

	Options Exercisable and Outstanding
Range of Exercise Prices	Weighted- Average Remaining Life (years)	Options	Weighted- Average Exercise Price
$0.55 to $1.625	1.0	161,600	$1.36
$4.85 to $5.58	1.0	136,500	$5.18

Note 13. LOSS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted loss per unit/share:

	2007	2006
Numerator:
Net loss	$(189,000)	$(625,000)
Numerator for basic loss per unit
Loss available to Class A members	$(189,000)	$(625,000)
Numerator for diluted loss per unit
Loss available to Class A members	$(189,000)	$(625,000)
Denominator:
Denominator for basic earnings per unit-weighted-average shares	7,051,000	6,960,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit -adjusted weighted-average shares and assumed conversions	7,051,000	6,960,000

Basic loss per unit	$(0.03)	$(0.09)

Diluted loss per unit	$(0.03)	$(0.09)

For additional disclosures regarding the outstanding employee unit/stock options see Note 12.

The Company incurred a net loss during 2007 and 2006 and therefore all options are considered antidilutive for those years.

Note 14. INCOME TAXES

Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion

KAISER VENTURES LLC AND SUBSIDIARIES

in their respective income tax returns. Therefore, the only income taxes are those imposed on Business Staffing Inc. These taxes amounted to $10,000 for 2007 and $18,000 for 2006, net of any increased change in deferred tax benefits.

Note 15. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

As discussed in Note 11., effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to FAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

At the inception of the insurance contract, the Company estimated, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, would be approximately $4.0 million. These liabilities reflected management’s estimate of potential future environmental claims, remediation and related costs but did not represent known claims at the inception of the policy. In August 2001, the California Regional Water Quality Control Board, on behalf of the City of Ontario, asserted an environmental claim against the Company relating to the historical operations conducted at the Mill Site. The Company tendered the claim to its insurance carrier and the insurance carrier accepted the claim. As a result, at September 30, 2001, the Company recorded an insurance receivable in an amount equal to its pre-existing estimated environmental liability of $1.5million and reclassified the obligation as a litigation accrual.

As discussed above in Note 2., the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1.2 million to account for its conditional asset retirement obligations related to possible future abatement obligations for asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. Thus, as of December 31, 2007, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed above and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,882,000. In the event a future claim for damages is filed against the Company that relates to the remaining $2,882,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and one nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 25% of their base salary and 100% of any cash bonus with the Company matching one-half of each participant’s contribution up to 6% of compensation. The non-qualified plan that is potentially available to all full time employees mirrors the qualified 401(k) plan.

In January 2007, an additional nonqualified pension plan was established that benefits two of the executive officers. The Company placed into this Plan previously accrued amounts due Richard E. Stoddard and Terry L. Cook upon termination of their employment in the amount of $660,872 and

KAISER VENTURES LLC AND SUBSIDIARIES

$260,121, respectively. Like the terms of their previous employment agreements, the amounts in the Plan remain subject to forfeiture if the executive officer is terminated for “cause” as defined in such Plan (which is the same definition as contained the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. In addition, the amounts in such Plan fully vest if the executive officer is terminated without cause, is constructively terminated without cause, dies, is permanently disabled or upon completion of the initial term of their employment. Once vested, payments may commence, upon the officer’s death, permanent disability, or the termination of the officer for any reason except for “cause” as defined in the Plan.

Total expense relative to all of these plans for the years ended December 31, 2007 and 2006 was $118,000 and $91,100, respectively.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. The last private placement was completed bringing its ownership interest in MRC to 83.13%. Future funding of MRC will be required to cover such items as the federal land exchange litigation appeal and the railroad repairs but there is no assurance that such funding will be obtained.

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

We and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard by a three judge panel on December 6, 2007. While a decision may be announced at any time, the U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral arguments. However, on occasion, the announcement of a decision may take substantially longer. There can be no assurance that we will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

In April 2007, Donna Charpied, et al, filed a motion with the same U.S. District Court that handled the land exchange litigation seeking to enforce the court’s order in such case. The allegations are that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents objected to the military training that has taken place and that may take place on Kaiser fee owned land at Eagle Mountain (even though military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California. We believe we are in full compliance with the U.S. District’s Court’s order and that many of the assertions of the Charpieds are in error. We vigorously opposed such motion. The final briefs for this matter were submitted in the third quarter of 2007 and we are awaiting a decision. As of the date of this Report, military training has not taken place at Eagle Mountain since the Charpieds filed their motion.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 15 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, there is an increasing number of claims related to other facilities such as the former Kaiser Steel Mill Site Property.

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

KAISER VENTURES LLC AND SUBSIDIARIES

we could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. The Company vigorously defends all asbestos claims as is appropriate for a particular case.

Of the claims resolved to date, approximately 75% have been resolved without payment to the plaintiffs. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

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

Disclosure Controls and Procedure

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, under the supervision and with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective at the “reasonable assurance level” to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. Specifically, in 2007, the Company: (a) requested that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and internally reviewed and tested its internal controls against its written procedures. The above conclusions are based upon the work performed.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Company management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated

KAISER VENTURES LLC AND SUBSIDIARIES

Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes Internal Control over Financial Reporting

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

Not applicable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART III

Item 9.	MANAGERS AND EXECUTIVE OFFICERS OF THE COMPANY; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

BOARD OF MANAGERS

The current members of the Board of Managers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	57	Chief Executive Officer, President and Chairman of the Board
Ronald E. Bitonti	75	Manager
Todd G. Cole	87	Manager
Gerald A. Fawcett	75	Vice Chairman
Marshall F. Wallach	65	Manager

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

Marshall F. Wallach has been a director or manager of Kaiser since November 1991. From 1984 to 2003, Mr. Wallach served as President of The Wallach Company, a Denver, Colorado based investment banking firm. The Wallach Company was sold to Keycorp on January 1, 2001. Mr. Wallach retired from

KAISER VENTURES LLC AND SUBSIDIARIES

The Wallach Company on Dec. 31, 2003. Prior to forming The Wallach Company, Mr. Wallach managed the Corporate Finance Department and established the Mergers and Acquisitions Department of Boettcher & Company, a regional investment bank in Denver, Colorado. Mr. Wallach serves on the boards of several non-profit organizations and privately-owned corporations. He is currently President of Wallach Capital Advisors, Inc. which was incorporated in early 2004 and is President of Gates Capital Partners, LLC formed in 2005.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Audit Committee retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2007 and also retained the firm as our independent registered public accounting firm for 2008.

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

Based upon the foregoing, the Audit Committee recommended to the Board of Managers that the audited financial statements be included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Human Relations Committee is composed of Messrs. Cole (Chairman) Bitonti and Fawcett.

KAISER VENTURES LLC AND SUBSIDIARIES

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	57	Chief Executive Officer, President and Chairman of the Board
James F. Verhey	60	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	52	Executive Vice President - Administration, General Counsel and Corporate Secretary

Richard E. Stoddard’s biographical information is set forth above under “Board of Managers.”

James F. Verhey joined Kaiser and was appointed Vice President - Finance and Chief Financial Officer in August 1993, appointed Senior Vice President - Finance in January 1996, and appointed Executive Vice President of Kaiser in January 1998. In addition to his duties with Kaiser, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. Mr. Verhey is a certified public accountant and spent several years with PricewaterhouseCoopers LLP in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for Kaiser. In addition to working for Kaiser, Mr. Verhey is a director of Silverado WineGrowers, LLC, which is headquartered in Napa, California, and which owns and manages wine grape vineyards.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary(2) $	Bonus(3) $	Unit Awards(4) $	All Other Compensation(5) $	Total $
Richard E. Stoddard	2007	332,925	3,455	15,955	722,826	1,075,161
Chairman of the Board, President and CEO	2006	317,071	0	0	54,403	371,474
James F. Verhey	2007	152,640	3,455	15,955	24,957	197,007
Exec. Vice President - Finance & CFO	2006	145,371	0	0	24,539	169,910
Terry L. Cook	2007	275,450	3,455	15,955	293,472	588,332
Exec. Vice President, General Counsel and Secretary	2006	238,524	0	0	31,305	269,829

(1)	All employees are leased to Kaiser LLC by Business Staffing, Inc., a subsidiary of the Company. The “Bonus”; “Option Awards”; “Non-Equity Incentive Plan Compensation”; and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” columns have been eliminated from the Summary Compensation Table because there were no reportable events/compensation earned for the applicable years for such items.

(2)	The salary amount was not reduced for any employee contributions to our 401(k) Savings Plan and Supplemental Executive Retirement Plans.

(3)	The bonus was paid pursuant to the Executive Officer New Revenue Incentive Participation Plan whereby the executive officers are paid a bonus based upon a percentage of net new revenue, if any. Half of the bonus is paid in cash, which is reflected in the “Bonus” column, and the other half is payable in Class A Units. For additional information, see “Item 10. EXECUTIVE COMPENSATION - EXECUTIVE OFFICER NEW REVENUE INCENTIVE PARTICIPATION PLAN.”

(4)	Represents value of 25,000 Class A Units issued to each executive officer under his respective employment agreement and units issued pursuant to the Executive Officer New Revenue Incentive Participation Plan.

(5)	Our executive officers are provided with certain health insurance, disability insurance and other non-cash benefits generally available to all salaried employees and therefore are not included in this table under applicable SEC rules. However, Mr. Stoddard and Mr. Cook received a comprehensive medical physical in 2007, at the Company’s expense. The cost of such physical was $2,800 for Mr. Stoddard and $2,992 for Mr. Cook. These amounts are included in the “All Other Compensation” column as appropriate. Our contributions to the 401(k) Savings Plan, and to the Supplemental Executive Retirement Plan in 2007 and 2006 are listed below. Additionally, our one time contribution to what is identified below as the “Restricted SERP” is specified below.

		COMPANY CONTRIBUTIONS
NAME	YEAR	401(K) PLAN(a) ($)	SERP(a) ($)	RESTRICTED SERP(a), (b) ($)	TOTAL TO PLANS ($)
Richard E. Stoddard	2007	18,604	14,118	660,872	693,594
	2006	18,604	12,624	—	31, 228
James F. Verhey	2007	12,890	—	—	12,890
	2006	12,223	—	—	12,223
Terry L. Cook	2007	18,604	8,587	260,121	287,713
	2006	18,604	4,658	—	23,262

KAISER VENTURES LLC AND SUBSIDIARIES

(a)	Reported in the “All Other Compensation” column.

(b)	A SERP was adopted in 2007 with a one time contribution by the Company of $660,877 and of $260,121 for the benefit of Mr. Stoddard and Mr. Cook, respectively. These one time contributions represent the accrued amount of severance under their respective employment agreements in effect as of December 31, 2006. The amounts in this Restricted SERP are subject to vesting and certain other restrictions. For additional information see “ITEM 10. Executive Compensation - Non-Qualified Deferred Compensation Plans.”

Like all other employees employed more than five (5) years, our executive officers can participate in a program under which we will pay two-thirds (2/3) of the premium on a life insurance policy or policies with a total benefit equal to approximately three (3) times an employee’s annual base salary. The term life insurance policies of the executive officers expired in 2007 or were soon due to expire. Thus, new term life insurance polices were obtained in 2007. The premiums paid by us under this life insurance program for each of our executive officers are as follows:

NAME	YEAR	COMPANY’S PREMIUM PAYMENTS(a) ($)
Richard E. Stoddard	2007	3,268
	2006	1,715
James F. Verhey	2007	2,619
	2006	959
Terry L. Cook	2007	2,340
	2006	843

(a)	Does not include the cost of a $50,000 term life insurance policy that we pay for all employees of the Company, other than certain part-time employees.

Both Mr. Stoddard and Mr. Verhey reside outside Southern California. As a part of the terms of their employment, we pay or reimburse them for their commuting, rental car and hotel expenses as well as other miscellaneous commuting expenses such as parking fees and mileage reimbursement for use of a private vehicle.

		COMMUTING EXPENSES
NAME	YEAR ($)	AIRFARE ($)	LODGING ($)	CAR SERVICE ($)	RENTAL CAR ($)	MISC. ($)	TOTAL ($)
Richard E. Stoddard	2007	9,999	6,451	2,658	4,619	463	24,890
	2006	10,835	5,340	760	3,747	728	21,410
James F. Verhey	2007	2,053	3,841	—	3,224	1,853	10,971
	2006	4,246	3,366	—	2,824	2,381	12,817

Mr. Cook receives an annual automobile allowance of $7,200.

KAISER VENTURES LLC AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option Exercise Price ($)	Vesting Date	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (3)	Market Value of Shares or Units of Stock that Have not Vested	Vesting Date
Richard E. Stoddard	33,750	—	—	1.250	01/29/94	12/31/08	—	—	—
Chairman of the Board,	14,800	—	—	4.850	01/10/95	12/31/08	—	—	—
President & CEO	13,800	—	—	5.580	06/01/93	12/31/08	—	—	—
James F. Verhey	30,000	—	—	1.625	07/28/94	12/31/08	—	—	—
Exec. Vice President - Finance & CEO	15,000	—	—	4.850	01/10/95	12/31/08	—	—	—
Terry L. Cook	20,000	—	—	1.250	01/29/94	12/31/08	—	—	—
Exec. Vice	10,000	—	—	4.850	01/10/05	12/31/08	—	—	—
President, General Counsel and Secretary	32,000	—	—	5.580	06/01/93	12/31/08	—	—	—

There were no option grants to the named executive officers in 2007. However, under the terms of their respective January 1, 2007 employment agreement, each executive officer was issued 25,000 Class A Units in 2007. Additionally, each of executive officer received 5,169 Class A Units under the terms of the Executive Office New Revenue Participation Plan.

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

KAISER VENTURES LLC AND SUBSIDIARIES

PARTICIPATING OFFICER	CLASS C UNITS
Richard E. Stoddard	400
Terry L. Cook	240
James F. Verhey	160

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

401(K) RETIREMENT PLAN

The Company, currently sponsors a combined voluntary 401(k) savings and money purchase plan. This plan is available to all full time employees. Participants may make contributions of up to 25% of their base salary and 100% of any cash bonus with the Company matching one-half of each participant’s contribution up to 6% of compensation.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Business Staffing placed into the Supplemental Plan previously accrued amounts due Richard E. Stoddard and Terry L. Cook upon termination of their employment in the amount of $660,872 and $260,121, respectively. Like the terms of their previous employment agreements, the amounts in the Plan remain subject to forfeiture if the executive officer is terminated for “cause” as defined in the Supplemental Plan (which is the same definition as contained the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. In addition, the amounts in the Supplemental Plan fully vest if the executive officer is terminated without cause, is constructively terminated without cause, dies, is permanently disabled or upon completion of the initial term of their employment. Once vested, payments may commence, upon the officer’s death, permanent disability, or the termination of the officer for any reason except for “cause” as defined in the Supplemental Plan. The Supplement Plan’s assets will be held through the Trust which is a “rabbi trust” and all investment earnings or losses shall accrue to account of each officer under the Supplemental Plan.

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

During much of 2006, Kaiser’s Human Relations Committee along with Business Staffing engaged in an extensive review of the existing compensation agreements and plans for our executive officers. The review recognized that elements of the compensation of the executive officers of Kaiser have been adopted and implemented at various times over the years in relation to our cash maximization plan but the original estimates of the timing of such plan’s complete implementation and realization have proven to be too optimistic. Accordingly, Kaiser along with Business Staffing developed modified or new compensation agreements and plans that, among other things, further align the interests of the executive officers with those of the members of Kaiser and will encourage the retention of the executive officers. Business Staffing leases employees, including the executive officers of Kaiser, to Kaiser.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Like all other employees, the executive officers receive medical, dental, vision, and long-term disability insurance benefits. In addition, like other employees employed more than five (5) years, the executive officers have the opportunity to participate in life insurance whereby Business Staffing will pay two-thirds (2/3) of the premium on a life insurance policy or policies with a total benefit equal to three times an employee’s salary. As in previous employment agreements, Mr. Cook receives a car allowance of $600 per month and Messrs. Stoddard and Verhey are reimbursed for their commuting costs to Ontario, California and any rental car and lodging costs. In addition, the new employment agreements provide that the executive officers are entitled to reimbursement of certain wellness benefits which are directed toward an annual medical physical and a comprehensive medical physical and appropriate tests every two (2) years. If an executive fails to timely have a comprehensive physical performed, the annual award of Class A Units for such executive will be delayed until such time as the comprehensive medical physical and any related medical tests are completed.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Current Salary of Executive Officers. Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 15, 2008:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$341,248
Terry L. Cook	$282,336
James F. Verhey	$156,456

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

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2007, the Human Relations Committee consisted of Messrs. Cole (Chairman), Bitonti, and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for us from time-to-time. Mr. Fawcett’s compensation is summarized in the “Manager Compensation” table located on the next page.

KAISER VENTURES LLC AND SUBSIDIARIES

MANAGER COMPENSATION

During 2007 non-employee managers were paid on the following basis:

DESCRIPTION OF COMPENSATION FOR NON-EMPLOYEE MANAGERS	AMOUNT
Annual Cash Retainer	$20,000
Chairman of Committee-Additional Annual Cash Retainer	$7,500 Audit Committee $5,000 Any Other Active Standing Committee
Meeting Fee-(In Person)	$1,500
Meeting Fee-(Telephonic)	$1,000
Annual equity grant	5,000 Class A Units

Each grant vests on January 31st of the year following the grant, subject to acceleration upon the occurrence of certain events. Accordingly, the restricted 5,000 Class A Units granted to Messrs. Bitonti, Cole, Fawcett and Wallach in 2007, fully vested on January 31, 2008.

We do not provide retirement benefits for non-employee managers.

MANAGER COMPENSATION TABLE(1)

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($)(2)	Total ($)
Ronald E. Bitonti	25,500	(3)	2,500	28,000
Todd G. Cole	34,500		2,500	37,000
Gerald A. Fawcett (4)	—		—	—
Richard E. Stoddard (5)	—		—	—
Marshall F. Wallach	35,500		2,500	38,000

(1)	The “Option Awards”; “Non-Equity Incentive Plan Compensation”; “Change in Pension Value and Non-qualified Deferred Compensation”; and “All Other Compensation” columns have been eliminated from the Manager Compensation Table because there were no reportable events/compensation earned for such items in 2007.

(2)	The Company’s Class A Units are not publicly traded. However, the Company is aware of a very limited number of private third-party sales of Class A Units in 2007. The $.50 per Class A Unit value is based upon the average sales price of those sales that did occur during the six-month period prior to the date of the units issuance in June 2007.

(3)	Included in this amount is the annual retainer of $2,000 per year Mr. Bitonti receives for serving on the Board of Directors of KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation.

KAISER VENTURES LLC AND SUBSIDIARIES

(4)	Mr. Fawcett works on our behalf through Business Staffing, Inc. on various matters and projects in addition to his work on the Board of Managers. Accordingly, he is considered an employee for compensation purposes and is paid an annual salary of $60,000. He is not paid additional compensation for serving on the Board of Managers except for the annual award of 5,000 Class A Units. Mr. Fawcett also receives medical, dental, and vision insurance and other similar benefits made available to all employees of Business Staffing, Inc.

(5)	As an employee - manager, Mr. Stoddard receives no additional compensation for serving on the Company’s Board of Managers. His compensation as an executive officer is summarized under “Item 10. EXECUTIVE COMPENSATION - Summary Compensation Table.”

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 11.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of December 31, 2007), the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units.

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	9.2%
First Eagle SOOFN Global Fund. 1345 Avenue of the Americas, 44th Floor New York, New York 10105	365,000	5.1%
Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (2) 9786 Sierra Avenue Fontana, CA 92335	656,987	9.2%
Pension Benefit Guaranty Corporation(3) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	5.7%
Willow Creek Capital Partners(4) 300 Drakes Landing Road, Suite 230 Greenbrae, California	756,200	10.6%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units including the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC and 113,439 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA’s shares in Kaiser are held in trust by AST Trust Company.

(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. The Company understands that Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to substantially all of the units owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.

(4)	The owner of these units was previously identified as being held by Pequot Capital Management Inc. Fund. The Company understands that the relationship between Pequot Capital Management, Inc. and Willow Creek Capital Partners was terminated in such a manner that Willow Creek Capital Partners is currently the holder of these units.

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s: (1) managers and manager nominees; (2) named executive officers; and (3) all of its managers and named executive officers as a group, as of March 15, 2008, as well as the number of options exercisable within 60 days of that date.

Name	Class A Units Beneficially Owned, Excluding Options	Class A Units Underlying Options Exercisable Within 60-Days of March 15, 2008	Total # of Class A Units Owned(1)	% of Issued and Outstanding Class A Units(1)
Richard E. Stoddard, CEO, President & Chairman	176,363	62,350	238,713	3.2%
Gerald A. Fawcett, Vice Chairman(2)	110,578	62,000	172,578	2.4%
James F. Verhey, Executive Vice President - Finance & CFO	98,204	45,000	143,204	1.9%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	104,135	45,000	149,135	2.0%
Ronald E. Bitonti, Manager(3)	33,396	1,500	34,896	*
Todd G. Cole, Manager	40,188	0	40,188	*
Marshall F. Wallach, Manager	43,250	1,500	44,750	*
All officers and managers as a group (7 persons) (1)				10.9%

*	Less than one percent.

(1)	The percentage for each individual is based on the total number of issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC and 113,439 Class A Units reserved for those who have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger) and was determined as if all the options listed in Column 2 had been exercised by that particular individual. All options are vested.

(2)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.

(3)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None reportable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 13.	EXHIBITS

(a) Exhibits.

The following exhibits are filed as part of this Form 10-KSB.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

3.3	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.4	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Form 10-K Report for the year ended December 31, 2001.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2007, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated January 10, 2007.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2007, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.6*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2007, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 8-K Report dated January 10, 2007.

10.7	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.7.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.7.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.7.3	Fourth Amendment to Lease Agreement between CIP Empire Tower LLP and Kaiser Ventures LLC dated November 13, 2006 incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-QSB Report for the period ended September 30, 2006.

10.8*	Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.9*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

10.10*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.10.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

10.11*	Executive Officer New Revenue Participation Incentive Plan adopted to be effective January 1, 2007, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.12*	Business Staffing, Inc. Supplemental Deferred Compensation Plan dated January 10, 2007, incorporated by reference from Exhibit 10.5 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.12.1*	Non-Qualified Deferred Compensation Agreement dated January 10, 2007, incorporated by reference from Exhibit 10.6 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.13*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.14	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.15	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.16	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.16.1	Second Amendment to Members Operating Agreement dated December 1, 2001, incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-KSB Report for the year ended December 31, 2004.

10.16.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.17	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.17.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.17.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.19	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.20	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.22	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.24	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.25	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.26	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Moss Adams LLP Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

99.1	Amended and Restated Audit Committee Charter of Kaiser Ventures LLC adopted November 11, 2005 incorporated by reference from Exhibit 99. of Kaiser Ventures LLC’s Report on Form 10-QSB for the period ended September 30, 2005.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2007.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

The Audit Committee appointed Moss Adams as the Company’s independent registered public accounting firm for 2006, 2007 and for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Moss Adams LLP for services in fiscal 2006 and 2007 were as follows:

	Moss Adams LLP
Fee Category	Fiscal 2006 Fees	Fiscal 2007 Fees
Audit – Fees	$110,500		$142,940
Audit – Related Fees	$—	$
Tax Fees	$65,000		$54,475
All Other Fees	$26,250		$24,255

Total Fees	$201,750		$221,670

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

Date: March 18, 2008	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

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

Signature	Title	Date

1. Principal Executive Officer

/s/ Richard E. Stoddard Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 18, 2008

2. Principal Financial and Accounting Officer

/s/ James F. Verhey James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2008

KAISER VENTURES LLC AND SUBSIDIARIES

Signature	Title	Date

4. Managers

/s/ Ronald E. Bitonti Ronald E. Bitonti	Manager	March 18, 2008

/s/ Todd G. Cole Todd G. Cole	Manager	March 18, 2008

/s/ Gerald A. Fawcett Gerald A. Fawcett	Vice Chairman	March 18, 2008

/s/ Marshall F. Wallach Marshall F. Wallach	Manager	March 18, 2008