Form 10-Q
period 2008-03-31
KAISER VENTURES LLC
filed 2008-05-13
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

At May 1, 2008, 7,157,806 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,690 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2007 Annual Report on Form 10-KSB, including the financial statement schedules thereto. Those requesting a copy of the 10-KSB Report that are not currently members of the Company may also obtain a copy directly from the Company. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2007 Annual Report on Form 10-KSB as the information contained herein is often an update of the information in such report.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, including the adverse federal land exchange litigation, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2007 Annual Report on Form 10-KSB, for background information and a complete understanding as to material developments concerning the Company. Such reports can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

EXPLANATORY NOTE

In the first quarter of 2008 the Securities and Exchange Commission adopted final amendments to its disclosure and reporting requirements concerning companies such as Kaiser that were “small business issuers” but are now categorized as “smaller reporting companies.” This is our first report under the applicable amended disclosure and reporting requirements.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, plus an estimated approximate $8.1 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision was appealed by the Company and by the U.S. Department of Interior to the U.S. 9th Circuit Court of Appeals. Oral argument was completed in the appeal in December 2007, and we are waiting for the decision in such appeal;

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility which we refer to as the West Valley MRF;

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

•	Over approximately 150 million of tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project; and

•

Land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles to the east of Palm Springs, California, and is approximately 8 miles from the Eagle Mountain Site.

As of March 31, 2008, we also had cash and cash equivalents, receivables and short and long term investments of approximately $9,701,000.

Eagle Mountain Landfill Project

Background. In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC is seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. As a result of a private placement completed in the third quarter of 2007, the Company currently owns 83.13% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail haul landfill. The Landfill Project is permitted to receive 10,000 tons per day of municipal solid waste for the first ten years of operation and up to a maximum of 20,000 tons per day thereafter. The landfill is permitted to receive municipal solid waste for up to 88 years.

KAISER VENTURES LLC AND SUBSIDIARIES

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.1 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by June 30, 2008. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals and we are awaiting the Court’s decision. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than June 30, 2008. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2007 Annual Report on Form 10-KSB.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company and the U.S. Department of Interior evaluated their alternatives with respect to the decision and each decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. Oral argument in the case was held on December 6, 2007, before a three judge panel of the 9th Circuit Court of Appeals. While a decision may be announced at any time after the completion of oral argument, the U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument. However, on occasion, the announcement of a decision may take substantially longer. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

In April 2007, Donna Charpied, et al, filed a motion with the same U.S. District Court seeking to enforce the court’s order in the above referenced case. The allegations are that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents are objecting to the military training that has taken place and may take place on Kaiser fee owned land at Eagle Mountain (even though military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California. We believe we are in full compliance with the U.S. District’s Court’s order and that many of the assertions of the Charpieds are in error. We vigorously opposed such motion. The final briefs for this matter were submitted in the third quarter of 2007 and we are still awaiting a decision. As of the date of this Report, military training has not taken place at Eagle Mountain since the Charpieds filed their motion.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. To cover the continuing costs of MRC such as the costs of the appeal, various anticipated closing matters and other similar items additional funding of up to $1.2 million payable in installments was completed in the third quarter of 2007 through a private placement to MRC’s existing members. The funding was payable in two installment with the first installment paid with a member’s subscription and the second installment was paid by March 31, 2008. Owners of approximately 94% of MRC participated in the private placement. However, since not all of the owners of MRC purchased their respective pro rata interest in the private placement, we purchased those interests. Accordingly, we invested an additional $1,057,000 in MRC through the private placement. As a result of this investment, our ownership interest in MRC increased from 82.48% to

KAISER VENTURES LLC AND SUBSIDIARIES

83.13%. Even with the full $1.2 million raised from the completed private placement, additional funding will be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-Q and discussed in more detail in the Company’s Annual Report on Form 10-KSB for 2007, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District or as a result of the adverse U.S. District Court decision. In addition, there can be no assurance: (a) that both parties will continue to extend the closing date; (b) as to the timing of the receipt of the purchase price if a closing does take place; and (c) that the ownership of the competing Mesquite Landfill Project by the District and its construction will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District.

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

West Valley Materials Recovery and Transfer Station

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”). This entity was formed to construct and operate the materials recovery facility and is referred to as the West Valley MRF. This facility is permitted to receive up to 7,500 tons per day of municipal solid waste. Currently, the facility is processing approximately 4,000+ tons per day of municipal solid waste and recyclable materials.

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The highest annualized rate of interest on the bonds during the first quarter of 2008 was approximately 3.40%.

We received a $1 million cash distribution from West Valley in March 2008.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-K for 2007. Of particular concern are the risks associated with the increasing price of fuel which will negatively impact operating margins and net earnings, the volatility of commodity prices which may have the same impact and competition from new competitors in the region.

KAISER VENTURES LLC AND SUBSIDIARIES

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, we have not had any success as of the date of this Report on Form 10-Q. However, portions of Kaiser’s fee owned land at Eagle Mountain have occasionally been leased to third parties in connection with the training of U.S. military personnel, the filming of commercials and other similar types of uses. We will continue to explore these types of opportunities for the use of the land and facilities at Eagle Mountain. However, opponents to the landfill project are attempting to prevent us from exploring and from implementing alternative uses for our fee owned land at Eagle Mountain. As of the date of this Report, there has not been any new military training at Eagle Mountain since the opponents filed a motion in court to prevent the use of the Eagle Mountain property. For additional information, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Project - Landfill Project Litigation” above.

As a result of previous mining activities, it is estimated that there are over 150 million tons of rock stockpiled on our fee owned land at Eagle Mountain that is not a part of the Landfill Project. While we have sold and shipped rock of various quantities over the years, we are exploring marketing and other opportunities for the sale of material quantities of rock from this acreage.

Lake Tamarisk

The Company continues to consider the possible sale and other opportunities for its property at Lake Tamarisk including exploring development opportunities that may enhance the ultimate value and sale of such properties.

OPERATING RESULTS

Summary of Revenue Sources

Due to the nature of the Company’s projects and the Company’s recognition of revenues from non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part I, Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2008 and 2007

Revenues. Total revenues for the first quarter of 2008 were $512,000, compared to $763,000 for 2007. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $44,000 to $498,000. This increase is primarily the result of higher revenues ($403,000) due to rate increases which went into effect in 2007 and higher commodity prices. Additionally, partnership expenses declined by $120,000 as there were no periodic adjustments required to the allowance for doubtful accounts relating to disputed transportation rates with one customer. The dispute was settled during

KAISER VENTURES LLC AND SUBSIDIARIES

September of 2007. These increases in West Valley MRF revenues were partially offset by higher disposal expenses ($64,000) as well as increased recycling rebates ($327,000). In addition, operator expenses increased by $21,000 primarily due to an increase in the minimum wage rate in California as of January 1, 2008.

Revenue from Eagle Mountain operations decreased to $14,000 for the first quarter of 2008 from $309,000 for the same period in 2007. This decrease is primarily the result of decreased utilization of our fee owned property for military training.

Operating Costs. Operating costs increased to $476,000 for the first quarter from $343,000 for the same period in 2007 primarily as a result of new business and land development expenses (other than landfill development expenses which are capitalized) at Eagle Mountain; continued Eagle Mountain townsite maintenance expenses; and an increase in Eagle Mountain site personnel.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2008 decreased 10% to $479,000 from $532,000 for the same period in 2007. The major decrease, $63,000, is in salary/bonus and is related to the executive unit grants provided for in their employment agreements. The unit grants related to 2006 were expensed in January of 2007. Currently the grants are being accrued throughout the year to which they apply.

Net Interest and Investment Income. Net interest and investment income for the first quarter of 2008 was $93,000 compared to $147,000 for the same period in 2007. This change is the result of lower interest rates. As of January 2008 the Company has adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. As of March 31, 2008, the adoption of FAS 159 increased investment income by $15,000.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $350,000 in the first quarter of 2008 versus a pre-tax income of $35,000 for the same period in 2007. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $27,000 for the first quarter of 2008 compared to $13,000 for the same period in 2007.

Net Loss. For the first quarter of 2008, the Company incurred a net loss of $377,000, or $0.05 per unit, versus a profit of $230,000, reported for the same period in 2007.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $790,000 to $2,209,000 at March 31, 2008 from $1,419,000 at December 31, 2007. Included in cash and cash equivalents is $1,273,000 and $905,000 held solely for the benefit of MRC at March 31, 2008 and December 31, 2007, respectively. The increase in cash and cash equivalents is primarily due to net short-term investment activity which included the liquidation of some short-term investments provided $676,000 in cash, cash distributions from the West Valley MRF of $1 million, and additional minority interest investment in MRC received from third parties of $57,000, being partially offset by net other cash used for operations of $813,000, capitalized landfill expenditures of $71,000, and capital expenditures of $59,000.

Working Capital. During the first three months of 2008, current assets increased $70,000 to $11.8 million, and current liabilities decreased $160,000 to $2.1 million. The increase in current assets was the

KAISER VENTURES LLC AND SUBSIDIARIES

result of a net decrease in short-term investments of $688,000 due to operating cash requirements and to provide funds required to maintain our investment in Mine Reclamation, LLC , a decrease in accounts and other receivable of $32,000, which is primarily the amortization of prepaid insurance and an increase of $790,000 in cash and equivalents as discussed above. The decrease in current liabilities is the net of a $44,000 increase in accounts payable, which was primarily trade accounts payable for the Company; a $242,000 decrease in accrued liabilities as a result of Business Staffing Inc. (a subsidiary of the Company) payments of accrued bonuses, unit grants and income taxes; and a $38,000 increase in taxes payable. As a result, working capital increased during the first three months of 2008 by $230,000 to $9.7 million at March 31, 2008.

Accounts Receivable and Other (Net). During the first three months of 2008, accounts receivable and other (net) decreased by $32,000 which is the amortization of prepaid insurance.

Short-Term Investments. During the first three months of 2008, short-term investments decreased by $688,000. This is the net result of the sale of a portion of the Company’s investments to provide cash for operations and for additional funds required to maintain our investment in Mine Reclamation, LLC. At March 31, 2008, the Company had $7.4 million of its excess cash reserves invested in such investments. As of January 1, 2008, the Company has adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Investments are marked to market and unrealized earnings are reflected in the value of the investment and in income for the period for which they are earned. As of March 31, 2008, the adoption of FAS 159 increased the value of investments by $15,000.

Investments. The Company’s recording of $498,000 related to its equity share of income from the investment in the West Valley MRF, for the first three months of the year was offset by the receipt of cash distributions totaling $1 million resulting in a $502,000 decrease in the Company’s investment in the West Valley MRF. Our investment in the Landfill Project increased $71,000 during the first three months of 2008 due to continuing landfill development activities which were capitalized. Additionally, on June 19, 2007 the Company approved a subscription agreement with MRC to provide, at a minimum, an additional $990,000 in working capital for MRC. The first installment of 60% ($594,000) of the minimum subscription amount was paid during the second quarter of 2007, the second and final installment was paid during the first quarter of 2008. Since all the owners of MRC did not purchase their respective pro rata interest in the private placement, we purchased the balance of such units, resulting in an additional investment. Accordingly, our additional investment in MRC was a total of $1,057,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.13%.

Other Assets. For the first three months of the year there was a decrease in other assets of $106,000 which is the net result of the amortization of the environmental insurance policy of $75,000, and an increase in accumulated depreciation as of March 31, 2008 of $90,000. These decreases were partially offset by the capitalization of building and water system repairs of $59,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2008, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of ProLogis, in its purchase of the Mill Site Property August 2000 would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of March 31, 2008, the Company has recorded $5,322,000 of minority interest relating to the approximately 17.0% ownership interest in MRC the Company does not own. During the first quarter of 2008 minority interest increased by $57,000 as of result of additional third party investment in MRC.

KAISER VENTURES LLC AND SUBSIDIARIES

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. As disclosed in the Notes to the 2007 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies are important to the portrayal of the Company’s financial condition and results.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests its’ excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. As of January 1, 2008, the Company has adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned.

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest.

Landfill Permitting and Development. Through its 83.13% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, capitalizable landfill site development costs are recorded at cost and will be expensed when management determines that the capitalized costs provide no future benefit.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Conditional Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board issued, Interpretation No. 47. “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”) clarifying and interpreting the legal obligation to perform an asset retirement activity in which the timing and/or settlement are conditional on a future event that may or may not be within the control of the Company. The Company adopted FIN 47 effective as of December 31, 2005. Based upon currently available information, the Company estimated that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1.2 million. Pursuant to the requirements of FIN 47, the Company increased its environmental reserve as of December 31, 2005 by $1.2 million to account for these conditional obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis is being depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 4 years beginning as of January 1, 2006.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the millions of tons of rock stockpiled at the Eagle Mountain Site on our fee owned property that is not a part of the Landfill Project. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF and our investments. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. Commodity prices have fluctuated dramatically and this volatility impacts the

KAISER VENTURES LLC AND SUBSIDIARIES

West Valley MRF’s revenue both positively and negatively. During the first quarter of 2008 the West Valley MRF adopted and implemented a new commodity rebate program for municipalities utilizing the West Valley MRF. As commodity prices achieve certain price levels, the participating municipalities will participate, via a bonus rebate, in the increase in commodity prices above certain leads. In order to address anticipated future demand, the West Valley MRF in 2007 received the necessary permits to increase in its permitted capacity to 7,500 tons per days of waste processing capacity. Additionally, West Valley is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. We also anticipate that capital improvements costing approximately $.8 million will be made in 2008 by the West Valley MRF.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.1 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the Landfill Project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior appealed the decision. Oral argument on this case was held on December 6, 2007. While a decision may be announced at any time following oral argument, the U.S. 9th Circuit of Appeals usually announces its decision six to twelve months following oral argument. However, on occasion the announcement of a decision may take substantially longer. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the Landfill Project Sale Agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG Ontario, LLC substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. West Valley has the right to purchase the Tar Pits Parcel for $1.00.

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

In addition, we are exploring possible opportunities for the sale of rock from our fee owned land at Eagle Mountain. As a result of past mining activities, an estimated 150+ million tons of rock of various sizes were stockpiled near the Eagle Mountain Townsite on our fee owned land that is not a part of the Landfill Project. Any sale of rock would be from property that is not a part of the Landfill Project.

We will continue to explore the development and use of our property at Lake Tamarisk and at Eagle Mountain for other purposes. For example, at Lake Tamarisk we currently have certain lots listed for sale. With regard to the Eagle Mountain Site, military and law enforcement training exercises have taken place in the past on portions of our fee owned property. However, no military training has occurred since January 2007 because of the uncertainty associated with the federal land exchange litigation. We continue to explore and pursue these types of opportunities.

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

KAISER VENTURES LLC AND SUBSIDIARIES

•

To continue to hold our interest in West Valley, which pays significant cash distributions to us, until we believe we can negotiate a sale of our interest or otherwise create enhanced value for our members from the West Valley MRF; and

•

To maximize our revenue as we attempt to sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California. Our activities in this regard currently include exploring both development opportunities at our Lake Tamarisk properties and the sale of rock from fee owned property at Eagle Mountain that is not a part of the Landfill Project.

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,209,000	$1,419,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	137,000	169,000
Short-term investments (all reported at fair value)	7,355,000	8,042,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	921,000	921,000

	11,812,000	11,741,000

Eagle Mountain Landfill Investment	31,975,000	31,904,000

Investment in West Valley MRF	4,769,000	5,271,000

Land	2,465,000	2,465,000

Other Assets
Deferred income tax asset	328,000	328,000
Unamortized environmental insurance premium	1,575,000	1,650,000
Buildings and equipment (net)	1,021,000	1,052,000

	2,924,000	3,030,000

Total Assets	$53,945,000	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$213,000	$169,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	699,000	903,000

	2,102,000	2,262,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,848,000	2,882,000
Other Accrued Liabilities	250,000	250,000

	9,776,000	9,810,000

Total Liabilities	11,878,000	12,072,000

Minority Interest	5,322,000	5,265,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at March 31, 2008 7,157,806, at December 31, 2007 7,064,299	36,745,000	37,047,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	27,000

Total Members’ Equity	36,745,000	37,074,000

Total Liabilities and Members’ Equity	$53,945,000	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2008	2007
Revenues
Income from equity method investment in the West Valley MRF, LLC	$498,000	$454,000
Eagle Mountain revenues	14,000	309,000

Total revenues	512,000	763,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000
Expenses related to Eagle Mountain	401,000	268,000

Total operating costs	476,000	343,000

Gross Income	36,000	420,000
Corporate General and Administrative Expenses
Total Corporate and Administrative Expense	479,000	531,000

Loss from Operations	(443,000)	(111,000)
Cumulative impact of adopting FAS 159	27,000	—
Current impact of adopting FAS 159	15,000	—
Net interest and investment income/(expense)	51,000	147,000

Loss before Income Tax Provision	(350,000)	36,000
Income tax provision	27,000	13,000

Net loss/income	(377,000)	23,000

Basic Loss Per Unit	(0.05)	(0.00)

Diluted Loss Per Unit	$(0.05)	(0.00)

Basic Weighted Average Number of Units Outstanding	7,116,000	7,032,000
Diluted Weighted Average Number of Units Outstanding	$7,116,000	$7,032,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net loss/income	$(377,000)	$23,000
Adjustments to reconcile net loss/income to net cash used by operating activities
Change in West Valley MRF, LLC,
Equity income recorded	(498,000)	(454,000)
Cash distributions received	1,000,000	—
Depreciation and amortization	165,000	162,000
Issuance of Class A Units	75,000	38,000
Changes in assets:
Receivables and other	31,000	45,000
Changes in liabilities:
Accounts payable and accrued liabilities	(160,000)	(34,000)
Environmental remediation expenditures	(34,000)	(1,000)

Net cash flows provided/(used) by operating activities	202,000	(221,000)

Cash Flows from Investing Activities
Minority interest	57,000	—
Purchase of investments	(16,007,000)	(8,869,000)
Maturities of investments.	16,683,000	9,389,000
Unrealized gain on investments	(15,000)	—
Capital acquisitions	(59,000)	—
Capitalized landfill expenditures	(71,000)	(95,000)

Net cash flows provided by (used by) investing activities	588,000	425,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	790,000	204,000
Cash and Cash Equivalents at Beginning of Year	1,419,000	1,153,000

Cash and Cash Equivalents at End of Period	$2,209,000	$1,357,000

Supplemental disclosure of non-cash investing and financing activities

	2008	2007
Cash paid during the period for income taxes	$162,000	$79,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Three Months Ended March 31, 2008

(Unaudited)

	Class A		Accumulated Other Comprehensive Loss	Total Members’ Equity
	Units	Amount
Balance at December 31, 2007	7,064,299	$37,047,000	$27,000	$37,074,000
Net loss	—	(377,000)	—	(377,000)
Comprehensive income
Change in gain on investments
Realized	—	—	(27,000)	(27,000)
Unrealized	—	—	—	—

Total comprehensive loss	—	—	—	(404,000)
Issuance of Class A Units	93,507	75,000	—	75,000

Balance at March 31, 2008	7,157,806	$36,745,000	$—	$36,745,000

At March 31, 2008 and December 31, 2007, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of March 31, 2008 and 2007, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2008, and results of operations and cash flows for the three month periods ended March 31, 2008 and 2007.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc. all of which are 100% owned; and Mine Reclamation, LLC, which is 83.13% owned.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) an 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, a September 2005 adverse U.S. District Court decision involving a federal land exchange may impact the viability of the Landfill Project and its planned sale to the District.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” As of March 31, 2008, the Company considers all of its short-term investments to be “available-for-sale”. These investments are recorded at the purchase price of the security plus or minus the discount or premium paid. See Note 3, for additional information relating to the classification of investments. As of January 1, 2008, the Company has adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned.

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

Reclassifications. In the first quarter of 2008, in an effort to provide our investors with a clearer identification of our revenues and expenses we have removed the heading “Resource” from our revenue and expense categories and re-titled our interim revenues and expenses as Eagle Mountain revenues and expenses. This re-titling had no

KAISER VENTURES LLC AND SUBSIDIARIES

impact on revenue, gross margin, net loss, assets or liabilities in the periods presented and has no impact on previously reported results.

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2008 and December 31, 2007 the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) and U.S. government bonds which are classified as “available-for-sale.” The classification of investment securities is reviewed by the Company as of the end each reporting period.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value option for Financial Assets and Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without

KAISER VENTURES LLC AND SUBSIDIARIES

having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 which has no material impact on the Company’s consolidated financial statements. The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2008 and December 31, 2007:

AVAILABLE-FOR-SALE SECURITIES	MARCH 31, 2008	DECEMBER 31, 2007
Commercial Paper	$7,355,000	$8,042,000

The Company has chosen to adopt FAS 159 for the measurement of short-term investments in an effort to more clearly identify the actual value of the investment and its earnings for the reporting period. At the end of a period the actual market value is compared to the actual cost and used to determine any gain or loss on the maturity or sale of each available-for-sale investment.

INITIAL ADOPTION OF FAIR VALUE OPTION (FVO)

	BALANCE SHEET JANUARY 1, 2008 PRIOR TO ADOPTION	NET GAIN (LOSS) UPON ADOPTION	BALANCE SHEET JANUARY 1, 2008 AFTER ADOPTION OF FVO
Commercial Paper	$8,015,000	$27,000	$8,042,000
Pre-tax cumulative effect of adoption of the fair value option		$27,000

As of March 31, 2008 and December 31, 2007, the Company’s “available for sale” securities included, respectively: (a) proceeds from the sale of securities of $16,683,000 and $9,389,000; (b) gross realized gain on sale of securities of $66,800 and $434,900; (c) unrealized net gain of $15,000 and $44,000. In 2007 this unrealized gain was included in “accumulated other comprehensive income (loss)”, a component of Members’ Equity. Also in 2007 a gain was reclassified out of accumulated other comprehensive income into earnings of $41,000. With the adoption of SFAS 159, the unrealized gain of $15,000 at March 31, 2008 was included in income for the period.

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of March 31, 2008, the total outstanding Authority debt is $8,340,000.

KAISER VENTURES LLC AND SUBSIDIARIES

The current payment schedule for the California Pollution Control Authority bonds is summarized below.

	Payment Schedule
Year	1997 Bonds	2000 Bonds	Total
2008	$630,000	$—	$630,000
2009	$630,000	$—	$630,000
2010	$630,000	$—	$630,000
2011	$630,000	$—	$630,000
2012	$620,000	$—	$620,000
2013 thru
2029		$290,000	$4,930,000	(1)
			($290,000 per year	)
2030		$270,000	$270,000
Total	$3,140,000	$5,200,000	$8,340,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

The Company also remains responsible for any pre-existing environmental conditions on the land on which the WVMRF is located, which is covered by insurance.

The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	February 29, 2008	November 30, 2007
Current Assets	$10,334,000	$11,108,000
Property and Equipment (net)	12,323,000	12,306,000
Other Assets	140,000	154,000

Total Assets	$22,797,000	$23,568,000

Current Liabilities	$5,308,000	$5,076,000
CPCFA Bonds Payable – Long Term Portion	7,710,000	7,710,000
Members’ Equity	9,779,000	10,782,000

Total Liabilities and Members’ Equity	$22,797,000	$23,568,000

Income Statement Information:	2008	2007
For the Three months ended February 29
Net Revenues	$3,718,000	$3,775,000
Gross Profit	$1,347,000	$1,410,000
Net Income	$997,000	$908,000

The Company recognized equity income from the West Valley MRF of $498,000 and $454,000 for the first three months of 2008 and 2007, respectively. The Company received a $1 million cash distribution from its investment in the West Valley MRF during the first three months of 2008, however no distribution was received for the first three months of 2007.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2008, concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (83.13% of which belongs to Kaiser) which

KAISER VENTURES LLC AND SUBSIDIARIES

exceeds its capitalized cost, however, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; and (c) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

As of March 31, 2008, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.8 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior have appealed the decision to the U. S. 9th Circuit Court of Appeals. Oral argument on the appeal was held on December 6, 2007. While a decision may be announced at any time after oral argument, the 9th Circuit Court Appeals usually announces its decision six to twelve months following oral argument. However, on occasion announcement on a decision may take substantially longer. If the adverse decision is fully affirmed on appeal, it would materially impact the viability of the Landfill Project in that it would prevent its development as currently permitted. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement. Project opponents have also filed a motion in the land exchange litigation to prevent Kaiser’s use of its fee property for such purposes as military training.

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. To cover the continuing costs of MRC such as the costs of the appeal, various anticipated closing matters and other similar items additional funding of up to $1.2 million payable in installments was completed in the third quarter of 2007 through a private placement to MRC’s existing members. The funding is payable in two installments with the first installment paid with a member’s subscription to the private placement and the second installment was paid in the first quarter of 2008. Since not all of the owners of MRC purchased their respective pro rata interest in the private placement, we purchased those interests. Accordingly, assuming the maximum amount of funding is necessary, our additional investment in MRC will total $1,057,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.13%. Even with the full $1.2 million being raised by the recent private placement, additional funding may be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

Contingent Distributions on Class B, C and D Units. Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 1. Basis of Presentation Class B, C and D Units” above.

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-KSB for 2007 we are engaged in certain claims and litigation. As of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-KSB for the period ended December 31, 2007, except as discussed below:

Iron Partners Litigation

In April 2008, we, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that we and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and such company leased or owned certain property in Vancouver, Washington in the 1940’s and that hazardous wastes were buried on such property. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. Since this is a new matter, we have not had sufficient time to evaluate the allegations. However, we understand the claim to be for at least $2.5 million. This matter has been tendered to our insurance carrier and we believe that this is a covered matter.

For information on the federal exchange litigation, please see: “Item 2. MANAGEMENT’S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Landfill Project Litigation.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

We qualify as a “smaller reporting company” under applicable rules and regulations of the Securities and Exchange Commission. We currently anticipate holding our next members’ meeting at an appropriate time following the announcement of the 9th Circuit Court of Appeals decision in our federal land exchange litigation involving the Landfill Project.

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

KAISER VENTURES LLC

Date: May 13, 2008	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer Principal Executive Officer

Date: May 13, 2008	/s/ James F. Verhey
James F. Verhey
Executive Vice President - Finance & CFO Principal Financial and Accounting Officer