Form 10-Q
period 2008-06-30
KAISER VENTURES LLC
filed 2008-08-11
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

At August 1, 2008, 7,190,806 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,690 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2007 Annual Report on Form 10-KSB, including the financial statement schedules thereto and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008. Those requesting a copy of the 10-KSB Report and/or the 2008 first quarter Form 10-Q report that are not currently members of the Company may also obtain a copy directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2007 Annual Report on Form 10-KSB and the Company’s 2008 first quarter Form 10-Q report as the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2007 Annual Report on Form 10-KSB, and the Company’s Report on Form 10-Q for the period ended March 31, 2008, for background information and a complete understanding as to material developments concerning the Company. Such reports can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, plus an estimated approximate $8.2 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision was appealed by the Company and by the U.S. Department of Interior to the U.S. 9th Circuit Court of Appeals. Oral argument was completed in the appeal in December 2007, and we are waiting for the decision in such appeal;

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

•	Over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project; and

•

Land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles to the east of Palm Springs, California, and is approximately 8 miles from the Eagle Mountain Site.

As of June 30, 2008, we also had cash and cash equivalents, receivables and short and long-term investments of approximately $9,176,000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.2 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by September 30, 2008. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals and we are awaiting the Court’s decision. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than September 30, 2008. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. To cover the continuing costs of MRC such as the costs of the appeal, various anticipated closing matters and other similar items additional funding of up to $1.2 million payable in installments was completed in the third quarter of 2007 through a private placement to MRC’s existing members. The funding was payable in two installment with the first installment paid with a member’s subscription and the second installment was paid by March 31, 2008. Owners of approximately 94% of MRC participated in the private placement. However, since not all of the owners of MRC purchased their respective pro rata interest in the private placement, we purchased those interests. Accordingly, we invested an additional $1,057,000 in MRC through the private

KAISER VENTURES LLC AND SUBSIDIARIES

placement. As a result of this investment, our ownership interest in MRC increased from 82.48% to 83.13%. Even with the full $1.2 million raised from the completed private placement, additional funding will be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

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

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The highest annualized rate of interest on the bonds during the second quarter of 2008 was approximately 2.73%.

We received a $1 million cash distribution from West Valley in March 2008 and an additional $.5 million cash distribution in the second quarter of 2008.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-K for 2007. Of particular concern are the risks associated with the increasing price of fuel which will negatively impact operating margins and net

KAISER VENTURES LLC AND SUBSIDIARIES

earnings, the volatility of commodity prices which may have the same impact and competition from new competitors in the region.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, we have not had any success as of the date of this Report on Form 10-Q. However, portions of Kaiser’s fee owned land at Eagle Mountain have occasionally been leased to third parties in connection with the training of U.S. military personnel, the filming of commercials and other similar types of uses. We will continue to explore these types of opportunities for the use of the land and facilities at Eagle Mountain. However, opponents to the landfill project are attempting to prevent us from exploring and from implementing alternative uses for our fee owned land at Eagle Mountain. As of the date of this Report, there has not been any new military training at Eagle Mountain since opponents to the Landfill Project filed a motion in court to prevent the use of the Eagle Mountain property. For additional information, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Project - Landfill Project Litigation” above.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2008 and 2007

Revenues. Total revenues for the second quarter of 2008 were $655,000, compared to $714,000 for 2007. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF decreased by $87,000 to $608,000. This decrease, which correlates to lower operating profit from the West Valley

KAISER VENTURES LLC AND SUBSIDIARIES

MRF, is due primarily to lower revenues relating to reduced transfer tonnage received; higher recycling rebates; and increased transportation costs associated with higher fuel surcharges being partially offset by higher commodity sales prices; July 2007 rate increases; and lower depreciation expenses relating to fully depreciated equipment. It appears that the slowing economy has negatively impacted waste volumes. In addition, expenses declined due primarily to the absence of periodic adjustments to the allowance for doubtful accounts relating to disputed transportation rates with one customer, which was settled in September 2007.

Revenue from Eagle Mountain operations increased to $47,000 for the second quarter of 2008 from $19,000 for the same period in 2007. This increase is primarily the result of the sale of scrap metal from surplus equipment, and machinery and salvaged rail line.

Operating Costs. Operating costs increased to $505,000 for the second quarter of 2008 from $385,000 for the same period in 2007. This increase relates primarily to: (a) legal and consulting services associated with the development of the Eagle Mountain rock resources and the development of the Company’s land at Lake Tamarisk; and (b) an increase in personnel costs at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the second quarter of 2008 decreased 3% to $445,000 from $457,000 for the same period in 2007 due to the timing of auditing and tax service expenses.

Net Interest and Investment Income. Net interest and investment income for the second quarter of 2008 was $59,000 compared to $89,000 for the same period in 2007. This change is primarily the result of lower interest rates. In addition, as of January 2008 the Company has adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. For the quarter ended June 30, 2008, the adoption of FAS 159 decreased investment income by $25,000.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $236,000 in the second quarter of 2008 versus a pre-tax loss of $39,000 for the same period in 2007. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company, and imposed on Business Staffing Inc., the Company’s only corporate subsidiary; and a gross revenue tax imposed by the State of California.

Net Loss. For the second quarter of 2008, the Company incurred a net loss of $321,000, or $0.04 per unit, versus a loss of $34,000, reported for the same period in 2007.

Results of Operations

Analysis of Results for the Six Months Ended June 30, 2008 and 2007

Revenues. Total revenues for the first six months of 2008 were $1,168,000, compared to $1,478,000 for 2007. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF decreased by $42,000 to $1,107,000 for the first six months of 2008 as compared to the same period in 2007. This decrease, which correlates to lower operating profit from the West Valley MRF, is due primarily to lower revenues relating to reduced transfer tonnage received; higher recycling rebates; and increased transportation costs associated with higher fuel surcharges being partially offset by higher commodity sales prices; July 2007 rate increases; and lower depreciation expenses relating to fully depreciated equipment. In addition, expenses decreased due primarily to the absence of periodic adjustments to the

KAISER VENTURES LLC AND SUBSIDIARIES

allowance for doubtful accounts relating to disputed transportation rates with one customer, which was settled in September 2007.

Revenue from Eagle Mountain operations for the first six months of 2008 decreased to $61,000 from $329,000 for the same period in 2007. This decrease is primarily the result of decreased utilization of our fee owned property for military training and media activities.

Operating Costs. Operating costs increased to $982,000 for the first six months from $729,000 for the same period in 2007. This increase relates primarily to: (a) legal and consulting services associated with the development of the Eagle Mountain rock resources and the development of the Company’s land at Lake Tamarisk; and (b) an increase in personnel costs at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2008 decreased 7% to $924,000 from $989,000 for the same period in 2007 primarily due to lower expenses related to the executive unit grants provided for in the executive employment agreements. The initial unit grants, which related to 2006, were granted in January of 2007, thereby increasing the charge in 2007.

Net Interest and Investment Income. Net interest and investment income for the first six months of 2008 was $152,000 compared to $236,000 for the same period in 2007. This change is the result of lower interest rates. In addition, as of January 2008 the Company has adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. As of June 30, 2008, the adoption of FAS 159 decreased investment income by $10,000 year-to-date.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $586,000 in the first six months of 2008 versus a pre-tax loss of $4,000 for the same period in 2007. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company; and imposed on Business Staffing Inc., the Company’s only corporate subsidiary; and a gross revenue tax imposed by the State of California.

Net Loss. For the first six months of 2008, the Company incurred a net loss of $698,000, or $0.10 per unit, versus a net loss of $11,000, or $0.00 per unit, reported for the same period in 2007.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $254,000 to $1,673,000 at June 30, 2008 from $1,419,000 at December 31, 2007. Included in cash and cash equivalents is $1,053,000 and $905,000 held solely for the benefit of MRC at June 30, 2008 and December 31, 2007, respectively. The increase in cash and cash equivalents is primarily due to net short-term investment activity which included the liquidation of some short-term investments ($720,000), cash distributions from the West Valley MRF of $1.5 million, and additional minority interest investment in MRC received from third parties of $57,000. These increases were partially offset by net other cash used for operations of $1,802,000, capitalized landfill expenditures of $162,000, and capital expenditures of $59,000.

Working Capital. During the first six months of 2008, current assets decreased $455,000 to $11.3 million, and current liabilities decreased $334,000 to $1.9 million. The decrease in current assets was the result of a net decrease in short-term investments of $757,000; an increase in accounts and other receivable of $48,000 which is primarily additional prepaid insurance and an increase of $254,000 in cash

KAISER VENTURES LLC AND SUBSIDIARIES

and equivalents as discussed above. The decrease in current liabilities is the net of a $106,000 decrease in accounts payable; a $256,000 decrease in accrued liabilities as a result of Business Staffing Inc. (a subsidiary of the Company) payments of accrued bonuses, unit grants and income taxes; and a $28,000 increase in taxes payable. As a result, working capital decreased during the first six months of 2008 by $121,000 to $9.4 million at June 30, 2008.

Accounts Receivable and Other (Net). During the first six months of 2008, accounts receivable and other (net) increased by $48,000 which is a result of the addition of prepaid insurance.

Short-Term Investments. During the first six months of 2008, short-term investments decreased by $757,000. This is the net result of the sale of a portion of the Company’s investments to provide cash for operations and for additional funds required to maintain our investment in Mine Reclamation, LLC, and the adoption of FAS 159. At June 30, 2008, the Company had $7.3 million of its excess cash reserves invested in such investments. As of January 1, 2008, the Company has adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Investments are marked to market and unrealized earnings are reflected in the value of the investment and in income for the period for which they are earned. As of June 30, 2008, the adoption of FAS 159 decreased the value of short-term investments by $37,000.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, for the first six months of the year was offset by the receipt of cash distributions totaling $1.5 million resulting in a $393,000 decrease in the Company’s investment in the West Valley MRF. Our investment in the Landfill Project increased $162,000 during the first six months of 2008 due to continuing landfill development activities which were capitalized. Additionally, in June 2007 the Company approved a subscription agreement with MRC to provide, at a minimum, an additional $990,000 in working capital for MRC. The first installment of 60% ($594,000) of the minimum subscription amount was paid during the second quarter of 2007, the second and final installment was paid during the first quarter of 2008. Since all the owners of MRC did not purchase their respective pro rata interest in the private placement, we purchased the balance of such units, resulting in an additional investment. Accordingly, as a result of the last private placement our additional investment in MRC was a total of $1,057,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.13%.

Other Assets. For the first six months of the year there was a decrease in other assets of $275,000 which is the result of the amortization of the environmental insurance policy of $150,000, and an increase in accumulated depreciation as of June 30, 2008 of $184,000. These decreases were partially offset by the capitalization of building and water system repairs of $59,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2008, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of ProLogis, in its purchase of the Mill Site Property August 2000 would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of June 30, 2008, the Company has recorded $5,322,000 of minority interest relating to the approximately 17.0% ownership interest in MRC the Company does not own.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Uncertain Tax Benefits. The Company adopted Financial Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) effective January 1, 2007. Because the Company is a limited liability company, it has no unrecognized tax benefits and the adoption of FIN 48 had no impact on the Company’s financial statements.

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

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. Commodity prices have fluctuated dramatically and this volatility impacts the West Valley MRF’s revenue both positively and negatively. During the first quarter of 2008 the West Valley MRF adopted and implemented a new commodity rebate program for municipalities utilizing the West Valley MRF. As commodity prices achieve certain price levels, the participating municipalities will

KAISER VENTURES LLC AND SUBSIDIARIES

participate, via a bonus rebate, in the increase in commodity prices above established levels. Additionally, West Valley is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. We also anticipate that capital improvements costing approximately $.8 million will be made in 2008 by the West Valley MRF.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.2 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.13%.

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

KAISER VENTURES LLC AND SUBSIDIARIES

buildings and old houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years.

In addition, we are exploring possible opportunities for the sale of rock from our fee owned land at Eagle Mountain. As a result of past mining activities, an estimated 150+ million tons of rock of various sizes were stockpiled near the Eagle Mountain Townsite on our fee owned land that is not a part of the Landfill Project. Sales of rock would be from property that is not a part of the Landfill Project.

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

FINANCIAL STATEMENTS

[REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,673,000	$1,419,000
Accounts receivable and other, net of allowance for doubtful accounts of $34,000	217,000	169,000
Short-term investments (all reported at fair value)	7,286,000	8,042,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	921,000	921,000

	11,287,000	11,741,000

Eagle Mountain Landfill Investment	32,066,000	31,904,000

Investment in West Valley MRF	4,878,000	5,271,000

Land	2,465,000	2,465,000

Other Assets
Deferred income tax asset	328,000	328,000
Unamortized environmental insurance premium	1,500,000	1,650,000
Buildings and equipment (net)	927,000	1,052,000

	2,755,000	3,030,000

Total Assets	$53,451,000	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$63,000	$169,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	675,000	903,000

	1,928,000	2,262,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,825,000	2,882,000
Other accrued liabilities	250,000	250,000

	9,753,000	9,810,000

Total Liabilities	11,681,000	12,072,000

Minority Interest	5,322,000	5,265,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at June 30, 2008 7,190,806, at December 31, 2007 7,064,299	36,448,000	37,047,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	27,000

Total Members’ Equity	36,448,000	37,074,000

Total Liabilities and Members’ Equity	$53,451,000	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months and Six Months Ended June 30

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues
Income from equity method investment in the West Valley MRF, LLC	$608,000	$695,000	$1,107,000	$1,149,000
Eagle Mountain revenues	47,000	19,000	61,000	329,000

Total revenues	655,000	714,000	1,168,000	1,478,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	150,000	150,000
Expenses related to Eagle Mountain	430,000	310,000	832,000	579,000

Total operating costs	505,000	385,000	982,000	729,000

Gross Income	150,000	329,000	186,000	749,000
Corporate General and Administrative Expenses

Total corporate and administrative expense	445,000	457,000	924,000	989,000

Loss from Operations	(295,000)	(128,000)	(738,000)	(240,000)
Cumulative Impact of Adopting FAS 159	—	—	27,000	—
Current Impact of Adopting FAS 159	(25,000)	—	(10,000)	—
Net Interest and Investment Income	84,000	89,000	135,000	236,000

Loss before Income Tax Provision	(236,000)	(39,000)	(586,000)	(4,000)
Income Tax Provision - (Benefit)	85,000	(5,000)	112,000	7,000

Net Loss	(321,000)	(34,000)	(698,000)	(11,000)

Basic Loss Per Unit	$(0.04)	$(0.00)	$(0.10)	$(0.00)

Diluted Loss Per Unit	$(0.04)	$(0.00)	$(0.10)	$(0.00)

Basic Weighted Average Number of Units Outstanding	7,161,000	7,045,000	7,139,000	7,038,000
Diluted Weighted Average Number of Units Outstanding	7,161,000	7,045,000	7,139,000	7,038,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net loss	$(698,000)	$(11,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Change in West Valley MRF, LLC,
Equity income recorded	(1,107,000)	(1,149,000)
Cash distributions received	1,500,000	—
Depreciation and amortization	333,000	324,000
Issuance of Class A Units	99,000	47,000
Changes in assets:
Receivables and other	(48,000)	(109,000)
Changes in liabilities:
Accounts payable and accrued liabilities	(334,000)	43,000
Environmental remediation expenditures	(57,000)	(4,000)

Net cash flows used in operating activities	(312,000)	(859,000)

Cash Flows from Investing Activities
Minority interest	57,000	—
Purchase of investments	(30,189,000)	(12,306,000)
Maturities of investments.	30,909,000	14,264,000
Unrealized gain on investments	10,000	—
Capital acquisitions	(59,000)	—
Capitalized landfill expenditures	(162,000)	(322,000)

Net cash flows provided by investing activities	566,000	1,636,000

Net cash flows from financing activities	—	—

Net Changes in Cash and Cash Equivalents	254,000	777,000
Cash and Cash Equivalents at Beginning of Year	1,419,000	1,153,000

Cash and Cash Equivalents at End of Period	$1,673,000	$1,930,000

Supplemental disclosure of non-cash investing and financing activities

	2008	2007
Cash paid during the period for income taxes	$257,000	$79,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Six Months Ended June 30, 2008

(Unaudited)

	Class A		Accumulated Other Comprehensive Loss	Total Members’ Equity
	Units	Amount
Balance at December 31, 2007	7,064,299	$37,047,000	$27,000	$37,074,000
Cumulative effect of change in
Accounting principles as of January 1, 2008
Adoption of Financial Accounting Standards Board No. 159	—	—	(27,000)	(27,000)
Net loss	—	(698,000)	—	(698,000)
Issuance of Class A Units	126,507	99,000	—	99,000

Balance at June 30, 2008	7,190,806	$36,448,000	$—	$36,448,000

At June 30, 2008 and December 31, 2007, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2008, and results of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007.

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

Recently Adopted Accounting Standards

SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”), and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.

SFAS No. 159. On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The Company elected to measure at fair value short-term investments classified as available-for-sale. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $27,000 on January 1, 2008. Refer to Note 3 to the Condensed Consolidated Financial Statements for further detail.

Class B, C and D Units. The Company has outstanding Class B, C and D units which are reflected on the Company’s Balance Sheet as equity securities that were designed and implemented to replicate the cash distributions the holders of such units would have received under certain former long-term transaction incentive

KAISER VENTURES LLC AND SUBSIDIARIES

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

Reclassifications. In the first quarter of 2008, in an effort to provide our investors with a clearer identification of our revenues and expenses we have removed the heading “Resource” from our revenue and expense categories and re-titled our interim revenues and expenses as Eagle Mountain revenues and expenses. This re-titling has had no impact on revenue, gross margin, net loss, assets or liabilities in the periods presented and has no impact on previously reported results.

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

The Company’s original $3.8 million premium for the prospective insurance policy was capitalized as a long-term asset and was being amortized on a straight-line basis over the 12 year term of the policy; approximately $80,000 per quarter or $320,000 per year. After recording the refund described above and an adjustment to standardize the monthly expense, the quarterly amortization is approximately $75,000 per quarter or $300,000 per year. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to SFAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Generally, unless previously accrued, the liability and the receivable relating to claims covered by this policy should occur in the same accounting period, thereby having no adverse or beneficial impact on the Company’s operating results for that accounting period.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2008 the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.” The classification of investment securities is reviewed by the Company as of the end each reporting period.

The Company adopted SFAS 157 on January 1, 2008, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and therefore, does not expand the use of fair value in any new circumstance.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

SFAS 157 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three hierarchy levels:

Level 1	Inputs are quoted prices in active markets for identical asset or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets and liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following is a description of the valuation methodology used to measure short-term investments at fair value.

Available-for-sale securities are carried at fair value, which is based on observable market prices. The Company classified 100% of the available-for-sale securities reported at fair value as Level 1. Available-for-sale securities account for 100% of all assets reported at fair value at June 30, 2008.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value option for Financial Assets and Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 which has no material impact on the Company’s consolidated financial statements. The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2008 and December 31, 2007:

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABLE-FOR-SALE SECURITIES	JUNE 30, 2008	DECEMBER 31, 2007
Commercial Paper	$7,286,000	$8,042,000

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of June 30, 2008, the total outstanding Authority debt is $7,710,000.

The current payment schedule for the California Pollution Control Authority bonds is summarized below.

	Payment Schedule
Year	1997 Bonds	2000 Bonds	Total
2009	$630,000	$—	$630,000
2010	$630,000	$—	$630,000
2011	$630,000	$—	$630,000
2012	$620,000	$—	$620,000
2013 thru
2029		$290,000	$4,930,000	(1)
			($290,000 per year)
2030		$270,000	$270,000
Total	$2,510,000	$5,200,000	$7,710,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

The Company also remains responsible for any pre-existing environmental conditions on the land on which the WVMRF is located, which is covered by insurance.

KAISER VENTURES LLC AND SUBSIDIARIES

The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	May 31, 2008	November 30, 2007
Current Assets	$8,428,000	$11,108,000
Property and Equipment (net)	12,133,000	12,306,000
Other Assets	126,000	154,000

Total Assets	$20,687,000	$23,568,000

Current Liabilities	$4,972,000	$5,076,000
CPCFA Bonds Payable – Long Term Portion	7,710,000	7,710,000
Members’ Equity	7,996,000	10,782,000

Total Liabilities and Members’ Equity	$20,687,000	$23,568,000

Income Statement Information:	2008	2007
For the Three months ended May 31
Net Revenues	$3,887,000	$4,357,000
Gross Profit	$1,572,000	$1,906,000
Net Income	$1,217,000	$1,391,000

The reduction in Current Assets and Members’ Equity for the West Valley MRF between November 30, 1007 and May 31, 2008, is due primarily to $2.5 million in cash distributions made to the West Valley MRF’s two members.

The Company recognized equity income from the West Valley MRF of $1,107,000 and $1,149,000 for the first six months of 2008 and 2007, respectively. As noted above, the Company received a $1 million cash distribution from its investment in the West Valley MRF during the first quarter of 2008 and an additional $.5 million cash distribution in the second quarter of 2008; however no distribution was received for the first six months of 2007.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2008, concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (83.13% of which belongs to Kaiser) which exceeds its capitalized cost, however, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; and (c) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

KAISER VENTURES LLC AND SUBSIDIARIES

As of June 30, 2008, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.8 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

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

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. To cover the continuing costs of MRC such as the costs of the appeal, various anticipated closing matters and other similar items additional funding of up to $1.2 million payable in installments was completed in the third quarter of 2007 through a private placement to MRC’s existing members. The funding is payable in two installments with the first installment paid with a member’s subscription to the private placement and the second installment was paid in the first quarter of 2008. Since not all of the owners of MRC purchased their respective pro rata interest in the private placement, we purchased those interests. Accordingly, our additional investment in MRC totaled $1,057,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.13%. Even with the full $1.2 million being raised by the recent private placement, additional funding may be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

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

Iron Partners Litigation

In April 2008, we, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that we and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and such company leased or owned certain property in Vancouver, Washington in the 1940’s and that hazardous wastes were buried on such property. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington has indicated that it will intervene as a plaintiff in the case since a portion of the buried debris appears to extend onto property owned by the city. The federal government has filed a motion to dismiss all claims against it except for the CERCLA claims. We are in the early stages of informal discovery in this matter but we understand the claim is for at least $2.5 million but if the City of Vancouver becomes a plaintiff, the size of the claim will likely increase. This matter has been tendered to our insurance carrier and we believe that this is a covered matter.

For information on the federal exchange litigation, please see: “Item 2. MANAGEMENT’S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Landfill Project Litigation.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See “Item 5. Other Information” below.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Members of the Board of Managers, other than Mr. Stoddard, were each issued 5,000 Class A Units of the Company in June 2008 in accordance with the Company’s equity compensation plan for its Board of Managers. The units will vest in January 2009. Additionally, in June 2008, a consultant to Mine Reclamation, LLC, was issued 13,000 restricted Class A Units of the Company in connection with the restructuring of the consultant’s

KAISER VENTURES LLC AND SUBSIDIARIES

consulting agreement with Mine Reclamation, LLC. These units vest at the same time, if and when, distributions are made on the Class B Units of the Company upon the sale of the Landfill Project.

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

KAISER VENTURES LLC

Date: August 11, 2008	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: August 11, 2008	/s/ James F. Verhey
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer