Form 10-Q
period 2008-09-30
KAISER VENTURES LLC
filed 2008-11-12
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

At August 1, 2008, 7,190,806 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,501 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2007 Annual Report on Form 10-KSB, including the financial statement schedules thereto and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 and Quarterly Report on Form 10-Q for the period ended June 30, 2008. Those requesting a copy of the 10-KSB Report and/or the 2008 Form 10-Q reports that are not currently members of the Company may also obtain a copy of each report directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2007 Annual Report on Form 10-KSB and the Company’s 2008 first and second quarter Form 10-Q reports as the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, including the adverse federal land exchange litigation, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefit, including Kaiser’s conclusion that the Company’s tender offer will not result in the Company being treated as a “publicly traded partnership”; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2007 Annual Report on Form 10-KSB, the Company’s Report on Form 10-Q for the period ended March 31, 2008 and the Company’s Report on Form 10-Q for the period ended June 30, 2008, for background information and a complete understanding as to material developments concerning the Company. Such reports can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

The Financial Statements are located at the end of Item 3, beginning on Page 16 of this Report and are incorporated herein by this reference.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, plus an estimated approximate $8.3 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision was appealed by the Company and by the U.S. Department of Interior to the U.S. 9th Circuit Court of Appeals. Oral argument was completed in the appeal in December 2007, and we are waiting for the decision in such appeal;

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

As of September 30, 2008, we also had cash and cash equivalents, receivables and short and long-term investments of approximately $8,786,000.

Tender Offers

A tender offer dated September 19, 2008, and amended and restated by Amendment No. 1 to Schedule TO filed September 26, 2008 (the “MacKenzie Offer”), was commenced by certain affiliates1 of MacKenzie Patterson Fuller, LP (“MacKenzie”) to purchase up to 1,400,000 Class A Units of the Company at a purchase price equal to $.50 per Unit, less: (i) each Unitholder’s pro-rata share of certain transfer costs described in the MacKenzie Offer without any limit; and (ii) the amount of any distributions

[1]

These affiliates are as follows: SCM Special Fund, LLC, MPF Flagship Fund 13, LLC; MPF DeWaay Premier Fund 4, LLC; MPF Flagship Fund 10, LLC; MPF Special Fund 8, LLC; and MPF Senior Note Program II, LP.

KAISER VENTURES LLC AND SUBSIDIARIES

declared or made with respect to the Units between September 19, 2008 and October 30, 2008, or such later date to which the MacKenzie Offer may be extended. As required by applicable law, the Company’s Board of Managers met and carefully considered the MacKenzie Offer. It was the conclusion and recommendation of the Board that unitholders should reject the Mackenzie Offer. The Board’s recommendation and a summary of the reasons for its recommendation were communicated in a letter to unitholders dated October 2, 2008, and in a press release of the same date.

In response to the MacKenzie Offer and in recognition that some of our unitholders may have a desire or an immediate need for liquidity, diversification, risk reduction, or other circumstance, the Company’s Board approved the commencement of an offer by the Company (the “Company Offer”) to purchase for cash up to 700,000 Class A Units at a purchase price of $.90 per Unit, without interest and without any deduction for transfer costs, upon the terms and conditions set forth in the Company’s Offer to Purchase dated October 14, 2008, and the related Letter of Transmittal. The Company Offer expires at 3:00 p.m. Pacific Time on November 14, 2008, unless extended by the Company.2

Like the MacKenzie Offer, the Company’s Board of Managers also recommended that unitholders reject the Company Offer as neither offer represents fair value for the Company’s units at this time.

The MacKenzie Offer expired on October 30, 2008. MacKenzie terminated its tender offer and decided not to purchase any Kaiser Class A Units.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.3 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by September 30, 2008. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was

[2]

THIS DISCUSSION OF THE COMPANY OFFER IS FOR INFORMATIONAL PURPOSES ONLY AND DOES NOT CONSTITUTE AN OFFER TO BUY OR THE SOLICITATION OF AN OFFER TO SELL KAISER’S CLASS A UNITS. THE COMPANY OFFER IS ONLY BEING MADE PURSUANT TO THE OFFER TO PURCHASE, THE LETTER OF TRANSMITTAL AND RELATED MATERIALS THAT KAISER FILES WITH THE SECURITIES AND EXCHANGE COMMISSION AND HAS BEEN DISTRIBUTED TO ITS UNITHOLDERS. COPIES ARE AVAILABLE FOR FREE FROM KAISER OR ON THE SEC’S WEBSITE AT WWW.SEC.GOV. PRIOR TO MAKING ANY DECISION WITH RESPECT TO THEIR CLASS A UNITS, UNITHOLDERS SHOULD CAREFULLY READ EACH OF THESE DOCUMENTS BECAUSE THEY CONTAIN IMPORTANT INFORMATION, INCLUDING THE VARIOUS TERMS OF, AND CONDITIONS TO, THE COMPANY OFFER.

KAISER VENTURES LLC AND SUBSIDIARIES

adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals and we are awaiting the Court’s decision. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than December 31, 2008. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In April 2007, Donna Charpied, et al, filed a motion with the same U.S. District Court seeking to enforce the court’s order in the above referenced case. On September 18, 2008, the U.S. District Court denied the Charpied motion. The plaintiffs’ allegations were that additional actions were necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents objected to the military training that has taken place and may take place on Kaiser fee owned land at Eagle Mountain (even though military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California.

The Court denied the Plaintiffs’ motion and determined that: (i) the BLM’s actions to date to set aside the land exchange were sufficient and that no reconveyance documents needed to be recorded; (ii) the military training activities that had taken place at Eagle Mountain did not change the character and use of the exchange lands; and (iii) the activities associated with the testing of the suitability of Eagle Mountain rock for use in a possible Salton Sea restoration plan were acceptable. The Court declined to rule on the challenge to a private prison project since there is no current private prison project.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, currently has a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities to be located at the Company’s Eagle Mountain mine site. This project has been proposed in one form or another since 1991. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. ECEC is on its fourth preliminary permit. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and are the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. As a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. In January 2008 ECEC filed a preliminary application document with FERC in which it asserts that it will now be taking the steps necessary to seek a license from FERC. In June 2008 ECEC circulated a draft license application and we, along with others, submitted extensive comments on the draft license application document. For example, we continue to maintain that the landfill project and the proposed pump storage project are incompatible and that the proposed pumped storage project is not economically feasible. ECEC is continuing to take certain preliminary steps necessary to seek a license and we will continue to oppose such efforts.

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

facility and is referred to as the West Valley MRF. This facility is permitted to receive up to 7,500 tons per day of municipal solid waste. Currently, the facility is processing approximately 4,000+ tons per day of municipal solid waste and recyclable materials.

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. As a result of the credit and liquidity crises in the financial markets, the interest rates for the bonds dramatically fluctuated during the third quarter. The rates have ranged from a low of 1.41% to a high of 8.55%; however, the average rate for the first nine months of 2008 has been 2.45%.

We have received $2.0 million in cash distributions from the West Valley MRF in 2008 through the third quarter of 2008 and an additional $500,000 in October 2008.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-K for 2007. Of particular concern are the risks associated with the financial and credit markets which have cause a dramatic increase in the interest rate on the outstanding bonds. These interest rates should decline once the U.S. credit crisis abates. Waste volumes are also being negatively impacted by the down-turn in the California economy. Until recently, the high price of fuel was negatively impacting operating margins and net earnings. Additionally the volatility of commodity prices and any material reduction in such prices, which are occurring, will negatively impact the revenues, margins and net income of the West Valley MRF. Competition for and loss of expiring waste contracts would also negatively impact the West Valley MRF. A material contract accounting for approximately one-third of the gross revenues of the West Valley MRF is currently scheduled to expire December 31, 2008, and its loss would materially adversely impact the West Valley MRF. West Valley MRF is currently bidding and in negotiations with regard to the municipal waste stream delivered pursuant to such contract but there is no guarantee that West Valley MRF will be successful in retaining the municipal waste stream that is represented by such contract or if West Valley MRF is ultimately successful in retaining such waste stream, that the current financial terms will remain in effect.

Eagle Mountain, California

Until December 31, 2003, a portion of the Eagle Mountain Townsite was leased on a month-to-month basis to a company that operated a minimum security prison under contract with the State of California. Funding for many private prisons was eliminated from California’s 2003 - 2004 state budget as of December 31, 2003, including the private prison located at Eagle Mountain. During 2004 we developed and implemented a plan to mothball the Eagle Mountain Townsite. Although we are continuing our efforts to find a replacement tenant for the private prison, we have not had any success as of the date of this Report on Form 10-Q. However, portions of Kaiser’s fee owned land at Eagle Mountain have occasionally been leased to third parties in connection with the training of U.S. military personnel, the filming of commercials and other similar types of uses. We will continue to explore these types of opportunities for the use of the land and facilities at Eagle Mountain. However, opponents to the landfill project often attempt to prevent us from exploring and from implementing alternative uses for our fee owned land at Eagle Mountain. As of the date of this Report, there has not been any new military training at Eagle Mountain since opponents to the Landfill Project filed an ultimately unsuccessful motion in court to prevent the use of the Eagle Mountain property. For additional information, see “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Project - Landfill Project Litigation” above.

As a result of previous mining activities, it is estimated that there are over 150 million tons of rock stockpiled on our fee owned land at Eagle Mountain that is not a part of the Landfill Project. While we have sold and shipped rock of various quantities over the years, we are exploring marketing and other opportunities for the sale of material quantities of rock from this acreage.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Results of Operations

Table of Major Variances in Net Loss for the Quarter Ended September 30, 2008 and 2007:

Amount of Variances (Inc <Dec>)
Income from West Valley MRF, LLC	$113,000
Current impact of adopting FAS 159	$(256,000)
Lower realized interest income	$(73,000)
Valuation reserve recorded relative to Business Staffing deferred tax asset	$(328,000)

Analysis of Results for the Quarters Ended September 30, 2008 and 2007

Revenues. Total revenues for the third quarter of 2008 were $811,000, compared to $661,000 for 2007. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $113,000 to $765,000. This increase, which correlates to higher operating profit from the West Valley MRF, is due primarily to: (a) lower operating expenses; (b) lower depreciation expenses relating to fully depreciated equipment; and (c) reduced maintenance of rolling stock.

Revenue from Eagle Mountain operations increased to $46,000 for the third quarter of 2008 from $9,000 for the same period in 2007. This increase is primarily the result of the sale of scrap metal from surplus equipment, and machinery and salvaged rail line.

Operating Costs. Operating costs increased to $493,000 for the third quarter of 2008 from $485,000 for the same period in 2007. This increase relates primarily to: (a) legal and consulting services associated with the development of the Eagle Mountain rock resources and the development of the Company’s land at Lake Tamarisk; and (b) an increase in personnel costs at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the third quarter of 2008 remained constant at $422,000 compared to $423,000 for the same period in 2007 as minor cost increases were offset by increased cost allocations to Mine Reclamation, LLC.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Interest and Investment Income. Net interest and investment income for the third quarter of 2008 was a loss of $206,000 compared to a gain of $123,000 for the same period in 2007. This change is the result of a temporary reduction in the “Market Value” of investments during the quarter. The current U.S. credit crisis has caused some of the Company’s commercial paper investments to decline in value as of September 30, 2008. The Company expected to hold these investments to maturity so that this decline in market value at September 30, 2008, is considered temporary. As of January 2008 the Company has adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings or loss is reflected in income for the period in which they are earned. For the quarter ended September 30, 2008, the adoption of FAS 159 decreased investment income by $256,000.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $310,000 in the third quarter of 2008 versus a pre-tax loss of $124,000 for the same period in 2007. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company, and imposed on Business Staffing Inc., the Company’s only corporate subsidiary; and a gross revenue tax imposed by the State of California.

Net Loss. For the third quarter of 2008, the Company incurred a net loss of $684,000, or $0.10 per unit, versus a loss of $126,000, reported for the same period in 2007.

Results of Operations

Table of Major Variances in Net Loss for the Nine Months Ended September 30, 2008 and 2007:

Amount of Variances (Inc <Dec>)
Reduced military training revenue at Eagle Mountain	$(238,000)
Project development expenses at Eagle Mountain	$(223,000)
Current impact of adopting FAS 159	$(293,000)
Lower realized interest income	$(147,000)
Valuation reserve recorded relative to Business Staffing deferred tax asset	$(453,000)

Analysis of Results for the Nine Months Ended September 30, 2008 and 2007

Revenues. Total revenues for the first nine months of 2008 were $1,979,000, compared to $2,139,000 for 2007. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $71,000 to $1,872,000 for the first nine months of 2008 as compared to the same period in 2007. This increase, which correlates to higher operating profit from the West Valley MRF, is due primarily to: (a) lower operating and partnership expenses; (b) lower depreciation expenses relating to fully depreciated equipment; and (c) the absence of periodic adjustments to the allowance for doubtful accounts relating to disputed transportation rates with one customer, which was settled in September 2007.

Revenue from Eagle Mountain operations for the first nine months of 2008 decreased to $107,000 from $338,000 for the same period in 2007. This decrease is primarily the result of decreased utilization of our fee owned property for military training and media activities.

Operating Costs. Operating costs increased to $1,475,000 for the first nine months from $1,213,000 for the same period in 2007. This increase relates primarily to: (a) legal and consulting services

KAISER VENTURES LLC AND SUBSIDIARIES

associated with the development of the Eagle Mountain rock resources and the development of the Company’s land at Lake Tamarisk; and (b) an increase in personnel costs at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2008 decreased 5% to $1,346,000 from $1,412,000 for the same period in 2007 primarily due to lower expenses related to the executive “New Business Participation Bonuses” for which there were none recorded in 2008.

Net Interest and Investment Income (Loss). Net interest and investment loss for the first nine months of 2008 was $54,000 compared to a gain of $359,000 for the same period in 2007. This change is the result of a temporary reduction in the “Market Value” of investments during the year. The current U.S. credit crisis has caused some of the Company’s commercial paper investments to decline in value as of September 30, 2008. The Company expected to hold these investments to maturity so that this decline in market value at September 30, 2008, is considered temporary. As of January 2008 the Company has adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings or loss is reflected in income for the period in which they are earned. As of September 30, 2008, the adoption of FAS 159 decreased investment income by $266,000 year-to-date.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $896,000 in the first nine months of 2008 versus a pre-tax loss of $127,000 for the same period in 2007. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company; and imposed on Business Staffing Inc., the Company’s only corporate subsidiary; and a gross revenue tax imposed by the State of California.

Net Loss. For the first nine months of 2008, the Company incurred a net loss of $1,382,000, or $0.19 per unit, versus a net loss of $137,000, or $0.02 per unit, reported for the same period in 2007.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $18,000 to $1,437,000 at September 30, 2008 from $1,419,000 at December 31, 2007. Included in cash and cash equivalents is $960,000 and $905,000 held solely for the benefit of MRC at September 30, 2008 and December 31, 2007, respectively. The increase in cash and cash equivalents is primarily due to net short-term investment activity which included the liquidation of some short-term investments ($830,000), cash distributions from the West Valley MRF of $2.0 million, and additional minority interest investment in MRC received from third parties of $57,000. These increases were partially offset by net other cash used for operations of $2,530,000, capitalized landfill expenditures of $281,000, and capital expenditures of $59,000.

Working Capital. During the first nine months of 2008, current assets decreased $844,000 to $10.9 million, and current liabilities decreased $149,000 to $2.1 million. The decrease in current assets was the net result of a decrease in short-term investments of $830,000; a decrease in accounts and other receivable of $32,000 which relates primarily to accounts receivable trade and an increase of $18,000 in cash and equivalents as discussed above. The decrease in current liabilities is the net of a $22,000 decrease in accounts payable; a $156,000 decrease in accrued liabilities as a result of Business Staffing Inc. (a subsidiary of the Company) payments of accrued bonuses, unit grants and income taxes; and a $29,000 increase in taxes payable. As a result, working capital decreased during the first nine months of 2008 by $695,000 to $8.8 million at September 30, 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

Accounts Receivable and Other (Net). During the first nine months of 2008, accounts receivable and other (net) decreased by $32,000 which is primarily a reduction in Accounts Receivable Trade.

Short-Term Investments. During the first nine months of 2008, short-term investments decreased by $830,000. This is the net result of the sale of a portion of the Company’s investments to provide cash for operations and for additional funds required to maintain our investment in Mine Reclamation, LLC, and the adoption of FAS 159. At September 30, 2008, the Company had $7.2 million of its excess cash reserves invested in such investments. As of January 1, 2008, the Company has adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Investments are marked to market and unrealized earnings are reflected in the value of the investment and in income for the period for which they are earned. As of September 30, 2008, the adoption of FAS 159 decreased the value of short-term investments by $266,000.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, for the first nine months of the year was offset by the receipt of cash distributions totaling $2.0 million resulting in a $129,000 decrease in the Company’s investment in the West Valley MRF. Our investment in the Landfill Project increased $281,000 during the first nine months of 2008 due to continuing landfill development activities which were capitalized. Additionally, in June 2007 the Company approved a subscription agreement with MRC to provide, at a minimum, an additional $990,000 in working capital for MRC. The first installment of 60% ($594,000) of the minimum subscription amount was paid during the second quarter of 2007, the second and final installment was paid during the first quarter of 2008. Since all the owners of MRC did not purchase their respective pro rata interest in the private placement, we purchased the balance of such units, resulting in an additional investment. Accordingly, as a result of the last private placement our additional investment in MRC was a total of $1,057,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.13%.

Other Assets. For the first nine months of the year there was a decrease in other assets of $772,000 which is the result of the amortization of the environmental insurance policy of $225,000, an increase in accumulated depreciation as of September 30, 2008 of $278,000 and the reversal of a deferred tax asset of $328,000, which was previously anticipated to be refundable. These decreases were partially offset by the capitalization of building and water system repairs of $59,000.

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

Minority Interest. As of September 30, 2008, the Company has recorded $5,322,000 of minority interest relating to the approximately 17.0% ownership interest in MRC the Company does not own.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests its’ excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. As of January 1, 2008, the Company has adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. Due to the current U.S. credit crisis, the fair value of the Company’s commercial paper investments have fluctuated significantly. However, the Company expects to hold these investments to maturity, thereby mitigating any unknown fluctuations in fair value.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. With regard to retaining customers, a major municipal waste contract, accounting for approximately one-third of the West Valley MRF’s gross revenues, is currently set to expire on December 31, 2008. West Valley MRF is bidding to retain the municipal waste stream represented by such contract but there can be no assurance that West Valley MRF will be successful in retaining such waste stream or that the current financial terms will remain in effect. Commodity prices have fluctuated dramatically and this volatility impacts the West Valley MRF’s revenue both positively and negatively. During the first quarter of 2008 the West Valley MRF adopted and implemented a new commodity rebate program for municipalities utilizing the West Valley MRF. As commodity prices

KAISER VENTURES LLC AND SUBSIDIARIES

achieve certain price levels, the participating municipalities will participate, via a bonus rebate, in the increase in commodity prices above established levels. However, due to the current world-wide economic conditions and other factors, commodity prices starting in the third quarter of 2008, have begun to decline dramatically. If this decline continues it will have a material negative impact on the WVMRF’s profitability. Additionally, West Valley is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. During 2008 capital improvements were made to the West Valley MRF costing $812,000.

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

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.3 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.13%.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Tender Offers. As previously discussed under “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS - BUSINESS UPDATE - Tender Offers” in late September 2008, affiliates of MacKenzie Patterson & Fuller, LP launched a tender offer to the Company’s unitholders offering to purchase up to 1,400,000 of the Company’s Class A Units at $.50 less certain transfer costs. The MacKenzie tender offer terminated on October 30, 2008. MacKenzie terminated its offer without purchasing units. Under the terms of its Member’s Operating Agreement, the Company is to be reimbursed for costs associated with any proposed transfer which would include the costs associated with responding to the MacKenzie Offer. Since these costs are not likely to be reimbursed by MacKenzie, the Company will ultimately bear the burden for such costs. Similarly, the Company has incurred and will continue to incur costs associated with the Company Offer and the transfer of units purchased as well as the $.90 per unit purchase price. This will impact the amount of our cash balances.

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

Capital Resources. Even with the expenses associated with the tender offers and the cost of purchasing any units tendered, Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales will be sufficient to satisfy the Company’s ongoing projected operating cash requirements over the next several years.

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,437,000	$1,419,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,000	137,000	169,000
Short-term investments (all reported at fair value)	7,212,000	8,042,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	921,000	921,000

	10,897,000	11,741,000

Eagle Mountain Landfill Investment	32,185,000	31,904,000

Investment in West Valley MRF	5,143,000	5,271,000

Land	2,465,000	2,465,000

Other Assets
Deferred income tax asset	—	328,000
Unamortized environmental insurance premium	1,425,000	1,650,000
Buildings and equipment (net)	833,000	1,052,000

	2,258,000	3,030,000

Total Assets	$52,948,000	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$147,000	$169,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	776,000	903,000

	2,113,000	2,262,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,821,000	2,882,000
Other accrued liabilities	250,000	250,000

	9,749,000	9,810,000

Total Liabilities	11,862,000	12,072,000

Minority Interest	5,322,000	5,265,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at September 30, 2008 7,190,806, at December 31, 2007 7,064,299	35,764,000	37,047,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	27,000

Total Members’ Equity	35,764,000	37,074,000

Total Liabilities and Members’ Equity	$52,948,000	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months and Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Revenues
Income from equity method investment in the West Valley MRF, LLC	$765,000	$652,000	$1,872,000	$1,801,000
Eagle Mountain revenues	46,000	9,000	107,000	338,000

Total revenues	811,000	661,000	1,979,000	2,139,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	225,000	225,000
Expenses related to Eagle Mountain	418,000	410,000	1,250,000	988,000

Total operating costs	493,000	485,000	1,475,000	1,213,000

Gross Income	318,000	176,000	504,000	926,000
Corporate General and Administrative Expenses

Total corporate and administrative expense	422,000	423,000	1,346,000	1,412,000

Loss from Operations	(104,000)	(247,000)	(842,000)	(486,000)
Cumulative Impact of Adopting FAS 159	—	—	27,000	—
Current Impact of Adopting FAS 159	(256,000)	—	(293,000)	—
Net Interest and Investment Income	50,000	123,000	212,000	359,000

Loss before Income Tax Provision	(310,000)	(124,000)	(896,000)	(127,000)
Income Tax Provision	374,000	2,000	486,000	10,000

Net Loss	(684,000)	(126,000)	(1,382,000)	(137,000)

Basic Loss Per Unit	$(0.10)	$(0.02)	$(0.19)	$(0.02)

Diluted Loss Per Unit	$(0.10)	$(0.02)	$(0.19)	$(0.02)

Basic Weighted Average Number of Units Outstanding	7,083,000	7,064,000	7,156,000	7,047,000
Diluted Weighted Average Number of Units Outstanding	7,083,000	7,064,000	7,156,000	7,047,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2008	2007
Cash Flows from Operating Activities
Net loss	$(1,382,000)	$(137,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Change in West Valley MRF, LLC,
Equity income recorded	(1,872,000)	(1,801,000)
Cash distributions received	2,000,000	1,000,000
Depreciation and amortization	503,000	388,000
Unrealized loss on investments	266,000	—
Deferred income tax valuation allocations	328,000	—
Changes in assets:
Receivables and other	32,000	42,000
Changes in liabilities:
Accounts payable and accrued liabilities	(149,000)	15,000
Environmental remediation reserve	(61,000)	(25,000)

Net cash flows used in operating activities	(335,000)	(518,000)

Cash Flows from Investing Activities
Minority interest	57,000	86,000
Purchase of investments	(45,202,000)	(19,193,000)
Maturities of investments	45,739,000	20,602,000
Capital acquisitions	(59,000)	(46,000)
Capital dispositions	—	147,000
Capitalized landfill expenditures	(281,000)	(413,000)

Net cash flows provided by investing activities	254,000	1,183,000

Cash Flows from Financing Activities
Issuance of Class A Units	99,000	47,000

Net cash flows from financing activities	99,000	47,000

Net Changes in Cash and Cash Equivalents	18,000	712,000
Cash and Cash Equivalents at Beginning of Year	1,419,000	1,153,000

Cash and Cash Equivalents at End of Period	$1,437,000	$1,865,000

Supplemental disclosure of non-cash investing and financing activities

	2008	2007
Cash paid during the period for income taxes	$302,000	$91,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Nine Months Ended September 30, 2008

(Unaudited)

	Class A		Accumulated Other Comprehensive	Total Members’
	Units	Amount	Loss	Equity
Balance at December 31, 2007	7,064,299	$37,047,000	$27,000	$37,074,000
Cumulative effect of change in Accounting principles as of January 1, 2008
Adoption of Financial Accounting Standards Board No. 159	—	—	(27,000)	(27,000)
Net loss	—	(1,382,000)	—	(1,382,000)
Issuance of Class A Units	126,507	99,000	—	99,000

Balance at June 30, 2008	7,190,806	$35,764,000	$—	$35,764,000

At September 30, 2008 and December 31, 2007, Kaiser Ventures LLC had 751,956 Class B Units; 872 Class C Units; and 128 Class D Units outstanding.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note	1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2008, and results of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At September 30, 2008 the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.” The classification of investment securities is reviewed by the Company as of the end each reporting period.

The Company adopted SFAS 157 on January 1, 2008, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The

KAISER VENTURES LLC AND SUBSIDIARIES

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

Available-for-sale securities are carried at fair value, which is based on observable market prices. The Company classified 100% of the available-for-sale securities reported at fair value as Level 1. Available-for-sale securities account for 100% of all assets reported at fair value at September 30, 2008.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value option for Financial Assets and Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008, which has no material impact on the Company’s consolidated financial statements. The following is a summary of the fair value of investment securities classified as “available-for-sale” as of September 30, 2008 and December 31, 2007:

AVAILABLE-FOR-SALE SECURITIES	SEPTEMBER 30, 2008	DECEMBER 31, 2007
Commercial Paper	$7,212,000	$8,042,000

The Company has chosen to adopt FAS 159 for the measurement of short-term investments in an effort to more clearly identify the actual value of the investment and its earnings for the reporting period. At the end of a period the actual market value is compared to the actual cost and used to determine any gain or loss on the

KAISER VENTURES LLC AND SUBSIDIARIES

maturity or sale of each available-for-sale investment. The current U.S. credit crisis has caused some of the Company’s commercial paper investments to decline in value as of September 30, 2008.

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of September 30, 2008, the total outstanding Authority debt is $7,710,000.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

KAISER VENTURES LLC AND SUBSIDIARIES

Balance Sheet Information:	August 31, 2008	November 30, 2007
Current Assets	$8,230,000	$11,108,000
Property and Equipment (net)	12,106,000	12,306,000
Other Assets	112,000	154,000

Total Assets	$20,448,000	$23,568,000

Current Liabilities	$4,844,000	$5,076,000
CPCFA Bonds Payable – Long Term Portion	7,080,000	7,710,000
Members’ Equity	8,524,000	10,782,000

Total Liabilities and Members’ Equity	$20,448,000	$23,568,000

Income Statement Information:	2008	2007
For the Three Months Ended August 31
Net Revenues	$3,953,000	$4,168,000
Gross Profit	$1,851,000	$1,729,000
Net Income	$1,527,000	$1,304,000

The reduction in Current Assets and Members’ Equity for the West Valley MRF between November 30, 2007 and August 31, 2008, is due primarily to $3.0 million in cash distributions made to each of the West Valley MRF’s two members.

The Company recognized equity income from the West Valley MRF of $1,871,000 and $1,801,000 for the first nine months of 2008 and 2007, respectively. However, due to the current world-wide economic conditions and other factors, commodity prices starting in the third quarter of 2008, have begun to decline dramatically. If this decline continues it will have a material negative impact on the WVMRF’s profitability. As noted above, the Company received a $1 million cash distribution from its investment in the West Valley MRF during the first quarter of 2008 and an additional $.5 million cash distribution in both the second and third quarters of 2008; however only a $1 million dollar distribution was received for the first nine months of 2007.

Note	5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of September 30, 2008, concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (83.13% of which belongs to Kaiser) which exceeds its capitalized cost, however, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; and (c) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

KAISER VENTURES LLC AND SUBSIDIARIES

As of September 30, 2008, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.8 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

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

Note	7. SUBSEQUENT EVENTS

Tender Offers

A tender offer dated September 19, 2008, and amended and restated by Amendment No. 1 to Schedule TO filed September 26, 2008 (the “MacKenzie Offer”), was commenced by certain affiliates3 of MacKenzie Patterson Fuller, LP (“MacKenzie”) to purchase up to 1,400,000 Class A Units of the Company at a purchase price equal to $.50 per Unit, less: (i) each Unitholder’s pro-rata share of certain transfer costs described in the MacKenzie Offer without any limit; and (ii) the amount of any distributions declared or made with respect to the Units between September 19, 2008 and October 30, 2008, or such later date to which the MacKenzie Offer may be extended. As required by applicable law, the Company’s Board of Managers met and carefully considered the MacKenzie Offer. It was the conclusion and recommendation of the Board that unitholders should reject the Mackenzie

[3]

These affiliates are as follows: SCM Special Fund, LLC, MPF Flagship Fund 13, LLC; MPF DeWaay Premier Fund 4, LLC; MPF Flagship Fund 10, LLC; MPF Special Fund 8, LLC; and MPF Senior Note Program II, LP.

KAISER VENTURES LLC AND SUBSIDIARIES

Offer. The Board’s recommendation and a summary of the reasons for its recommendation were communicated in a letter to unitholders dated October 2, 2008, and in a press release of the same date.

In response to the MacKenzie Offer and in recognition that some of our unitholders may have a desire or an immediate need for liquidity, diversification, risk reduction, or other circumstance, the Company’s Board approved the commencement of an offer by the Company (the “Company Offer”) to purchase for cash up to 700,000 Class A Units at a purchase price of $.90 per Unit, without interest and without any deduction for transfer costs, upon the terms and conditions set forth in the Company’s Offer to Purchase dated October 14, 2008, and the related Letter of Transmittal. The Company Offer expires at 3:00 p.m. Pacific Time on November 14, 2008, unless extended by the Company.4

Like the MacKenzie Offer, the Company’s Board of Managers also recommended that unitholders reject the Company Offer as neither offer represents fair value for the Company’s units at this time.

The MacKenzie Offer expired on October 30, 2008. MacKenzie terminated its tender offer and decided not to purchase any Kaiser Class A Units.

[4]

THIS DISCUSSION OF THE COMPANY OFFER IS FOR INFORMATIONAL PURPOSES ONLY AND DOES NOT CONSTITUTE AN OFFER TO BUY OR THE SOLICITATION OF AN OFFER TO SELL KAISER'S CLASS A UNITS. THE COMPANY OFFER IS ONLY BEING MADE PURSUANT TO THE OFFER TO PURCHASE, THE LETTER OF TRANSMITTAL AND RELATED MATERIALS THAT KAISER FILES WITH THE SECURITIES AND EXCHANGE COMMISSION AND HAS BEEN DISTRIBUTED TO ITS UNITHOLDERS. COPIES ARE AVAILABLE FOR FREE FROM KAISER OR ON THE SEC'S WEBSITE AT WWW.SEC.GOV. PRIOR TO MAKING ANY DECISION WITH RESPECT TO THEIR CLASS A UNITS, UNITHOLDERS SHOULD CAREFULLY READ EACH OF THESE DOCUMENTS BECAUSE THEY CONTAIN IMPORTANT INFORMATION, INCLUDING THE VARIOUS TERMS OF, AND CONDITIONS TO, THE COMPANY OFFER.

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-KSB for 2007 we are engaged in certain claims and litigation. As of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-KSB for the period ended December 31, 2007, and from the filing our Report on Form 10-Q for the period ended June 30, 2008, except as discussed below:

Land Exchange Litigation

In September 2008 the U.S. District Court ruled against a motion filed by the plaintiffs in the land exchange litigation and found that activities conducted on Kaiser’s fee owned land at Eagle Mountain that was not a part of the land exchange lands did not change the character and use of the lands received in the federal land exchange. Thus, for example, the U.S. District Court found that the military training conducted on Kaiser’s fee owned land did not violate the Court’s original order. As of the date of this report there still is no decision from the U.S. 9th Circuit Court of Appeals on the land exchange litigation appeal. For additional information on the federal exchange litigation, please see: “Item 2. MANAGEMENT’S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Landfill Project Litigation.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

“Item 2. MANAGEMENT’S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Tender Offers” for a discussions relating to the tender offer made by MacKenzie and the tender offer made by the Company for Kaiser’s Class A Units.

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

Report dated September 18, 2008, announcing a Kaiser press release concerning the U.S. District Court for the Central District of California ruling in favor of military training and other activities that were conducted at Kaiser’s Eagle Mountain site.

Report dated September 24, 2008, announcing a Kaiser press release concerning the commencement of a tender offer by MacKenzie Patterson Fuller, LP and certain entities it controls asking unitholders to take no immediate action in response to such tender offer.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: November 12, 2008	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: November 12, 2008	/s/ James F. Verhey
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer