Form 10-K
period 2008-12-31
KAISER VENTURES LLC
filed 2009-03-30
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Class A Units	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The Class A Units are not publicly traded. The aggregate market value of the issuer’s Class A Units held by non-affiliates of the issuer as of March 16, 2009, would be approximately $5,437,278 based upon the tax appraisal conducted on behalf of the Company as of November 30, 2001 reflecting a $1.50 per unit value. There has not been any public trading of Class A Units since that date. (For purposes of this calculation, Class A Units held by each manager, executive officer, and by each person known by the registrant as owning 10% or more of the outstanding Class A Units have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

At March 16, 2009, 6,528,222 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Report on Form 10-K are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, website posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our current assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, the averse decision of the U.S. District Court in September 2005 impacting the Eagle Mountain landfill project and the outcome of the appeal of this adverse decision to the U.S. 9th Circuit Court of Appeals, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits, including the taxation of the Company as a partnership; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Strategy

General. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy. In summary, our principal assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill project is currently subject to a contract for its sale

KAISER VENTURES LLC AND SUBSIDIARIES

to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million plus accrued interest which is estimated to be approximately $8.3 million from May 2001 to the date of this Report on Form 10-K. The sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005 the Company received an adverse U.S. District Court decision that may materially impact the viability of the landfill project. We along with the U.S Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. Oral argument was completed in the appeal in December 2007, and we are waiting for the decision in such appeal;

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

•

Over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the landfill project. The sale of such rock is subject to market conditions and the Company having all necessary permits; and

•

Land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site.

As of December 31, 2008, we also had cash and cash equivalents, receivables and short-term investments of approximately $7.66 million.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. Under this strategy, Kaiser is seeking to:

•	Resolve the outstanding litigation in connection with the related federal land exchange for such project and complete the sale of the landfill project at the Eagle Mountain Site;

•

Reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

•	Continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe it is appropriate to sell this asset;

•	Explore other opportunities for use of the Eagle Mountain Site, including the development of the millions of tons of rock stockpiled at the site;

•	Sell the Company’s other miscellaneous assets, such as surplus property and mineral interests in Southern California; and

•	Minimize our general and administrative expenses as we sell our remaining assets.

Consistent with this strategy, Kaiser Inc. completed or entered into the following transactions:

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Repurchase of Units Through a Tender Offer. In September 2008 an unaffiliated third party initiated a tender offer to purchase up to 1,400,000 of the Company’s Class A Units at a price of $.50 per unit less a pro-rata portion of the associated transfer costs. The Company’s Board of Managers recommended that the owners of the Company’s Class A Units not sell their units for such price. In response to such tender offer and in recognition that some unitholders may have had a pressing need or desire to sell their units in the Company, the Company commenced its own tender offer for Class A Units at $.90 per unit net of all transfer costs. Even though the Company commenced a self-tender offer, the Company’s Board of Mangers recommended that owners of Class A Units not sell their units. The unaffiliated third party ultimately terminated its tender offer without purchasing any units. The Company’s tender offer closed on December 1, 2008. The Company purchased 841,544 Class A Units as a result of its tender offer which closed on December 1, 2008. An additional 140 Class A Units were purchased by the Company in January 2009. All repurchased units were cancelled resulting in a corresponding decrease in the number of Class A Units issued and outstanding.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Pending Sale of the Landfill Project

Background. In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million. Under the terms of that agreement, upon closing of the sale, $39 million of the total purchase price is to be deposited into an escrow account. This money would then be released to MRC on the resolution of certain litigation contingencies. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange which is discussed below. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and was originally to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. However, the District has received the necessary permits for the expansion of its Puente Hills landfill and thus, the full purchase price would be placed into escrow when the initial closing has occurred. As discussed in more detail in “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Exchange Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which would, if fully affirmed on appeal, jeopardize the viability of the landfill project and its sale to the District. Accordingly, receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if the sale may be completed.

The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title matters, and negotiating mutually acceptable joint use agreements and resolution of outstanding litigation. We have been working on resolving various title issues, obtaining necessary consents and otherwise working toward a closing. However, resolution of all remaining issues will not occur until and unless there is a positive decision in the land exchange litigation which is currently on appeal to the U.S. 9 th Circuit Court of Appeals. Although the contractual expiration date is currently June 30, 2009, the date has already been extended numerous times. The conditions to closing are not expected to be met by the current expiration date, and the parties will individually determine whether to extend the closing date one or more additional times. In addition, as discussed in more detail below, the adverse decision in the federal land exchange may impact the sale of the landfill project to the District. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. See “Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Risks Factors” for a more detailed discussion of some of the material risk factors facing the landfill project and its sale.

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

KAISER VENTURES LLC AND SUBSIDIARIES

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. As a result of prior MRC private placements and in exchange for releasing the economic benefits of the lease with MRC and granting MRC the option to acquire the landfill project site for $1.00, we have increased our original 70% ownership interest in MRC acquired in 1995 to 83.13%. A private placement to MRC’s existing members was completed in the third quarter of 2007. The private placement was payable in two installments with the second installment paid in March 2008. Future funding of MRC will be required to cover such items as the completion of the pending sale to the District and railroad repairs but there is no assurance that such funding will be obtained.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. Nearly three years after the final brief in the case was filed, on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard before a three judge panel on December 6, 2007. The U.S. 9th Circuit Court of Appeals generally announces its decisions six to twelve months following oral argument but on occasion the announcement of a decision may take substantially longer. Since oral argument in our appeal was held more than a year ago, the decision may be announced at any time. However, we cannot predict when the decision will actually be announced. If the U.S. District Court’s decision is fully affirmed on appeal, such a decision would jeopardize the viability of the landfill project. In addition, such a decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.”

In April 2007 Donna Charpied, et al, filed a motion with the same U.S. District Court that handled the land exchange litigation seeking to enforce the court’s order in such case. The allegations were that additional actions were necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. The motion sought to prevent our use of even the land we owned prior to the land exchange.

On September 18, 2008, the U.S. District Court denied the Plaintiffs’ motion and determined that: (i) the BLM’s actions to date to set aside the land exchange were sufficient and that no reconveyance documents needed to be recorded; (ii) the military training activities that had taken place at Eagle Mountain did not change the character and use of the exchange lands; and (iii) the activities associated with the testing of the suitability of Eagle Mountain rock for use in a possible Salton Sea restoration plan were acceptable. The Court declined to rule on the challenge to a private prison project since there is no current private prison project at Eagle Mountain.

In addition to the federal land exchange litigation, the Company has been threatened from time to time with additional litigation over the landfill project involving such matters as the federal Endangered Species Act. However, as of the date of the filing of this Annual Report on Form 10-K none of the previous threats have resulted in the commencement of a legal action against the Company.

KAISER VENTURES LLC AND SUBSIDIARIES

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, is pursuing a license from the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District. ECEC has been pursuing this project for nearly 20 years. The Company has not agreed to sell or lease this property to ECEC. This project was essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. ECEC has filed for a necessary water quality permit from the State of California and has announced that it will file its license application with FERC in 2009. We, along with others, oppose the ECEC project. In addition, the ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC. It is unclear to us if ECEC is anything more than a shell company and if it has the financial ability to pursue the project.

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

Risk Factors

As discussed in this Annual Report on Form 10-K, there are numerous risks associated with MRC and the landfill project. The landfill project has been and continues to be the subject of extensive litigation which has and will continue to substantially delay the landfill project and which could ultimately lead to termination of the landfill project. If the current land exchange litigation is not favorably resolved or resolved in a manner that a cure can be reasonably undertaken, the landfill project will not be viable as currently permitted. Even if the appeal of the adverse U.S. District Court decision is successful, we may not be able to cure all of the concerns with regard to other title or due diligence matters in a timely fashion to permit the sale to the District to be completed. If the litigation is not favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the landfill project would not be completed and the Company might have to abandon Eagle Mountain and its investment in MRC. If this should occur, the Company will likely seek to pursue any other possible opportunities or to re-solicit bids for the purchase of the landfill project, which may not result in a sale of the landfill project on favorable terms, if at all.

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

KAISER VENTURES LLC AND SUBSIDIARIES

the services of our executive officers, especially without advance notice, could materially and adversely impact this project and well as our other business.

WEST VALLEY MATERIALS RECOVERY FACILITY AND TRANSFER STATION

Background

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling, Inc. (now Kaiser Recycling, LLC), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF. Under the terms of the parties’ business arrangements, Kaiser Recycling and Kaiser remain responsible for any pre-existing environmental conditions and West Valley MRF is responsible for environmental issues that may arise related to any future deposit or release of hazardous substances. Kaiser and Burrtec have each separately guaranteed the prompt performance of their respective subsidiary’s obligations.

The West Valley MRF includes an approximate 140,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services. The facility is currently permitted to handle 7,500 tons of municipal solid waste and recyclable materials per day. West Valley MRF is currently processing, on average, approximately 4,000—4,400 tons of municipal solid waste and recyclable materials per day. As part of its recyclable operations, the West Valley MRF processes for sale in the commodities markets certain materials, including paper, cardboard, aluminum, plastic and glass. The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations and, therefore, has historically has been able to distribute sufficient cash to cover a significant portion of Kaiser LLC’s general and administrative costs. In 2008, the West Valley MRF distributed a total of $2.5 million in cash to Kaiser.

The Operating Agreement for the West Valley MRF provides the opportunity for either Burrtec or Kaiser to buy the other party’s interest in the West Valley MRF at fair market value in the event a party desires to accept an offer to buy its interest in the West Valley MRF; in the event of default by a party under the Agreement that is not cured within a specified time period or; in some circumstances, in the event there is a proposed transfer or deemed transfer. For example, a change in the control of Kaiser to a company that is in the waste management business could trigger Burrtec’s option to purchase our interest in the West Valley MRF. In the event a party exercises its right to purchase upon the occurrence of an uncured default, a discount to fair market value may be applicable.

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9.5 million in bonds were issued in June 1997. These bonds were for Phase 1 of the West Valley MRF which consisted of a 62,000 square foot building, sorting equipment and ancillary facilities. Approximately $8.5 million in bonds were issued in May 2000 which was for Phase 2 of the West Valley MRF which consisted of an 80,000 square foot facility expansion and new sorting equipment. The interest rate for the bonds varies weekly. The rates for 2008 ranged from approximately 1.05% to 8.55%. The temporary extreme rise in the interest rate on the bonds was due to the adverse financial and credit market conditions experienced in 2008. The interest rates on the bonds have returned to their historic low levels. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2013, although West Valley MRF is required, pursuant to an agreement with Union Bank, to periodically redeem a portion of the bonds. However, in the event the letters of credit securing such bonds, which are discussed immediately below, are not renewed, the full principal amount of the bonds would be due as a balloon payment.

KAISER VENTURES LLC AND SUBSIDIARIES

The bonds are secured by a pledge and lien on the loan payments made by West Valley MRF and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. The bonds are backed by a letters of credit issued by Union Bank. The letter of credit for the 1997 Phase 1 bonds is currently scheduled to expire June 30, 2009 and the letter of credit for the 2000 Phase 2 bonds is currently scheduled to expire June 30, 2011. West Valley MRF is working toward the renewal of the letter of credit for the 1997 bonds with Union Bank. Kaiser and Burrtec have each severally guaranteed fifty percent (50%) of the principal and interest on the bonds to Union Bank in the event of a default by West Valley MRF.

In 2007 West Valley and Union Bank modified the bank’s repayment schedule for the bonds. It was agreed that the then required accelerated principal repayments of the indebtedness could be modified in accordance with the original issuance terms of the respective bond issues subject to the extension of the current letters of credit which serves as security for such bonds. If such letters of credit are not extended by their respective due date, then the outstanding principal balance of the bonds secured by such letter of credit would be due as a balloon payment. Union Bank and West Valley are in the process of extending the letter of credit that secures the 1997 bonds through June 2011.

As of December 31, 2008, the principal amount of bonds outstanding totaled approximately $7,710,000.

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

Competition

Burrtec operates a transfer and limited materials recovery facility in Agua Mansa, California. This facility is located approximately 15 miles from the West Valley MRF and competes for certain waste that might otherwise go to the West Valley MRF. West Valley MRF monitors such waste to ensure that it receives its appropriate share of such waste. Burrtec also controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are not considered to be competitors of the West Valley MRF. Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley. There is one small materials recovery facility operating in Colton and two other transfer and materials recovery facilities are currently being proposed that could, if built, be competitors for certain of the waste now processed by the West Valley MRF. One such new facility would be in the City of Pomona and the other facility would be in the City of San Bernardino. Such competition would likely adversely impact the volume and profitability of the waste processed at West Valley.

KAISER VENTURES LLC AND SUBSIDIARIES

Risk Factors

The West Valley MRF faces a number of risks. These risks include risks related to general economic and market conditions that are outside its control.

In 2008 risks associated with the financial and credit markets temporarily caused a dramatic increase in the interest rate on the West Valley MRF’s outstanding bonds. However, as of the date of the filing of this Report on Form 10-K, the interest rates on the West Valley MRF’s bonds have declined to historic low levels. A material increase in future interest rates could result in a material increase in the West Valley MRF’s interest expense. The risks associated with the financial and credit markets could also potentially impact the renewal and the terms of the West Valley MRF’s outstanding letters of credit which secures its bonds.

Waste volumes are also being negatively impacted by the economic down-turn in Southern California. Although the services of the West Valley MRF are generally considered of an essential nature, a weak economy usually results in decreases in the volume of waste generated, which in turn decreases revenues. Additionally, the processing of recyclable materials and their resale in the commodities markets are a significant source of revenue for the West Valley MRF. The volatility of commodity prices and the substantial reduction in commodity prices that began in the fourth quarter of 2008 have and will continue to negatively impact the revenues, margins and net income of the West Valley MRF for the foreseeable future.

The West Valley MRF also faces risks associated with rising and fluctuating operating costs that it may not be able to pass through, in whole or in part, to its customers. For example, the price of fuel is unpredictable and is based upon factors outside the control of the West Valley MRF. Until the fourth quarter of 2008, fuel prices had dramatically increased during the last two years. In addition to the fuel used by the West Valley MRF’s equipment and vehicles, many of its vendors raise their prices as a means to offset their own rising fuel costs. While the West Valley MRF usually attempts to pass through its increased costs such as the cost of fuel, it may not be able to timely pass through all of such increases due to competition or as a result of the terms of a customer’s contract. These increased operating costs would then likely negatively impact the profitability of the West Valley MRF.

Competition for and the loss of expiring waste contracts would also negatively impact the West Valley MRF. Most of the waste processed at the West Valley MRF is as a result, directly or indirectly, of hauler or municipal contracts or franchise agreements. Many of these arrangements are for a specified term and are subject to competitive bidding in the future In addition, under certain conditions, some of the customers of West Valley MRF may terminate their contracts prior to the scheduled contract term. Governmental action may also affect waste flow to the West Valley MRF. Municipalities may annex unincorporated areas within San Bernardino County and Riverside County where the West Valley MRF currently derives waste; as a result customers in annexed areas may be required to obtain services from competitors.

The largest sources of waste for the West Valley MRF are derived through Burrtec affiliated companies, the City of Ontario and Waste Management, Inc. affiliated companies. The loss of waste currently hauled or directed by these companies or the City of Ontario to the West Valley MRF could materially impact West Valley.

The West Valley MRF also faces the risks associated with extensive governmental regulation of the waste industry. The regulatory process requires firms in the waste hauling, waste recycling and/or landfill business to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. Changes in such governmental policies and attitudes relating to the industry could impair the West Valley MRF’s ability to obtain and maintain applicable permits from governmental authorities on a timely basis. Such regulations could also impact the

KAISER VENTURES LLC AND SUBSIDIARIES

expansion of existing facilities and/or the providing of new related waste services such as green waste composting. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but they could be significant. Additionally, West Valley MRF cannot predict with certainty the extent of future costs that may be required under such regulation including the future costs associated with environmental, health and safety laws and regulations. For example, environmental groups and regulatory agencies in California and in the United States have increasingly focused their attention on the emission of greenhouse gases and the impact to climate of such emissions. The passage of laws and regulations to control green house gases, including the imposition of fees or taxes, could adversely impact the West Valley MRF’s operations and financial results. In addition to the governmental permitting and environmental restrictions and conditions that may be imposed directly on the West Valley MRF, governmental authorities may impose other conditions and regulations that impact the West Valley MRF. For example, waste hauling permits/agreements provided by some of the counties served by the West Valley MRF have restricted the flow of waste to the West Valley MRF.

The waste industry is highly competitive. West Valley MRF faces competition from governmental, quasi-governmental, and private sources for municipal solid waste and recyclable materials. See “Item. 1. DESCRIPTION OF BUSINESS-West Valley Materials Recovery Facility and Transfer Station-Competition” above.

Any of the factors described above could materially adversely affect the West Valley MRF’s results of operation and cash flows.

Miscellaneous Business

The Company is occasionally able to generate miscellaneous income from time to time from various activities. Such activities have historically included leasing our fee owned land at Eagle Mountain for films, commercials and military and law enforcement training and the sale of rock.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

CCG Ontario, LLC (CCG). In August 2000, we sold approximately 588 acres of our remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Included in the land sold to CCG were ancillary items such as the sewer treatment plant and the water rights associated with the property. As part of the transaction, CCG obtained environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the transferred property as well as other environmental obligations subject to limited exceptions. In addition, before this sale transaction, we were party to a consent order with the California Department of Toxic Substances Control, referred to as the DTSC, which was essentially an agreement to investigate and remediate property. As part of the sale transaction, this consent order and our financial assurances to the DTSC were terminated, and CCG entered into a new consent order with the DTSC and provided the necessary financial assurances. CCG is a subsidiary of Catellus Corporation which in turn is owned by ProLogis. ProLogis is considered the world’s largest developer of commercial warehouse space. ProLogis and many of its subsidiaries are being adversely impacted by worldwide economic conditions. These adverse financial and credit conditions increase the risk that CCG could default in the obligations it assumed in connection with its

KAISER VENTURES LLC AND SUBSIDIARIES

purchase of the property. For additional information, see “Part I, Item 1. DESCRIPTION OF BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters” below.

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

CCG is in the process of undertaking necessary investigation and remedial actions at the Mill Site Property, including a groundwater investigation.

Many of the environmental obligations assumed by CCG are backed, in whole or in part, by various financial assurance mechanisms or products. Examples of the financial assurances or products provided, include, but are not limited to: a performance bond issued to assure performance under the environmental remediation service agreement; a real estate environmental liability insurance policy with a policy limit of $50 million; a remediation stop loss policy covering $15 million in cost overruns for known remediation, which known remediation was estimated to be approximately $15 million. Additionally, there is a limited corporate guaranty by CCG’s parent company. All financial assurance mechanisms or products are subject to their terms. In addition, there are certain exceptions to CCG’s assumption of the Company’s prior environmental obligations such as any certain environmentally related litigation outstanding as of the date of the closing of the land sale to CCG.

KAISER VENTURES LLC AND SUBSIDIARIES

With regard to groundwater, we previously settled certain allegations of groundwater contamination concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations allegedly contributed. As a result of the transaction with CCG and the Company’s previous remediation activities in 2000, the Company’s estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million. These potential environmental liabilities included, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed above, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. This environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters, as discussed in more detail in “Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 2: New Accounting Pronouncements.” As a result of some remediation actives that took place at Eagle Mountain in 2007 the environmental reserve was further reduced by $33,000 and the reserve was again reduced in 2008 by $72,000 as a result of work conducted in 2008 associated with the former Kaiser Mill Property.

In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II, Item 6., of this Annual Report on Form 10-K.

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

Employees

As of March 16, 2009, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., a subsidiary of Kaiser LLC, and reimburses Business Staffing for the costs associated with 6 full-time (4 at Ontario, California and 2 at Eagle Mountain, California) and 5 permanent part-time employees (4 in Ontario, California and 1 at Eagle Mountain, California).

KAISER VENTURES LLC AND SUBSIDIARIES

Item 1A.	RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.	PROPERTIES

Office Facilities

Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California, 91764. The Company currently leases approximately 3,130 square feet in Ontario, California at a current cost of approximately $7,300 per month. However, as result of the negotiations in connection with our exercising the option to extend our lease through August 31, 2011, we will receive three months of free rent beginning June 1, 2009, and the monthly base rent will be reduced to approximately $6,413 for one year beginning September 1, 2009, and will increase on September 1, 2010 to approximately $6,600. Accordingly, our total base rent for 2009, 2010 and 2011 (unless the lease is extended beyond August 31, 2011) will be approximately $62,148, $77,696 and $52,800, respectively. The office lease expires on August 31, 2011, with the Company having the option to extend the lease after August 31, 2011. Our subsidiary, Kaiser Eagle Mountain, LLC, also currently maintains an office at the Eagle Mountain Site. We own the building used as an office at the Eagle Mountain Site.

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

Until December 31, 2003, a private prison was operated at the Eagle Mountain Townsite. With the closure of the private prison we implemented a “mothball” plan in 2004 for the Eagle Mountain Townsite. We are continuing to seek appropriate tenants for a lease of all or portions of the Eagle Mountain Townsite but have been unsuccessful to date in finding permanent tenants. The September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM may hinder these efforts.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Rock/Aggregate

As a result of previous mining at Eagle Mountain, millions of tons of rock of various sizes have been stockpiled on portions of the property around the Eagle Mountain Townsite. We have shipped rock products in various quantities in the recent past and we are exploring opportunities to increase future rock shipments.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

We and the U.S. Department of Interior appealed the adverse decision to the U. S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard by a three judge panel on December 6, 2007. The U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument but on occasion the announcement of a decision may take substantially longer. Since oral argument was completed more than one year ago, a decision can be announced at any time. There can be no assurance that we will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

In April 2007 Donna Charpied, et al, filed a motion with the same U.S. District Court that handled the land exchange litigation seeking, in their opinion, to enforce the court’s order in such case. The allegations were that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents objected to the military training that has taken place and that may take place on Kaiser fee owned land at Eagle Mountain (even though military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California.

On September 18, 2008, the U.S. District Court denied the Plaintiffs’ motion and determined that: (i) the BLM’s actions to date to set aside the land exchange were sufficient and that no reconveyance documents needed to be recorded; (ii) the military training activities that had taken place at Eagle Mountain did not change the character and use of the exchange lands; and (iii) the activities associated with the testing of the suitability of Eagle Mountain rock for use in a possible Salton Sea restoration plan were acceptable. The Court declined to rule on the challenge to a private prison project since there is no current private prison project at Eagle Mountain.

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington has indicated that it may intervene as a plaintiff in the case since a portion of the buried debris appears to extend onto property owned by the city. However, the City of Vancouver has yet to intervene in the matter. The federal government filed a motion to dismiss all common law claims against it except for the CERCLA claims. On March 5, 2009, the U.S. District Court announced its decision in favor of the government dismissing the remaining common law claims against the government. The government, however, remains in the case with respect to the CERCLA claims. While we are still in the early stages of the litigation and informal discovery in this matter, we understand that the claim is between $1.5 million and $2.5 million. However, if the City

KAISER VENTURES LLC AND SUBSIDIARIES

of Vancouver becomes a plaintiff, the size of the claim will likely increase. This matter has been tendered to our insurance carrier which has accepted the defense of this matter subject to a reservation of rights.

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. No information was provided in the correspondence concerning the reasons why KSC Recovery, Inc or the Company have been identified as a potentially responsible party and no amount of damages was alleged although apparently over $69 million has been spent to date to characterize the environmental problems affecting the Portland Harbor. Since this claim was just received, the Company and KSC Recovery are in the very preliminary stages of investigating the matter. KSC Recovery, Inc. and the Company have tendered this claim to their appropriate insurance carrier.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 18 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, there is an increasing number of claims related to other facilities such as the former Kaiser Steel Mill Site Property.

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

Of the claims resolved to date, approximately 70% have been resolved without payment to the plaintiffs. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Claims Against the Bankruptcy Estate. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of one to three such claims a year for the past several years. For example, as discussed above in “Portland Harbor Superfund Site” KSC Recovery, Inc. the KSC bankruptcy estate, was notified in late March 2009 that it was identified as a potentially responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site.

In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise

KAISER VENTURES LLC AND SUBSIDIARIES

provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the discharge of certain specified claims, such as asbestos claims. If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, or if they are not covered by insurance it could have a materially adverse effect on Kaiser’s business and value.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. We anticipate holding our next members’ meeting sometime following the decision in the land exchange litigation that is currently before the U.S. 9th Circuit Court Appeals.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 5.	MARKET FOR THE COMPANY’S EQUITY, RELATED OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not readily tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001. There were a limited number of private transactions in 2008 at prices ranging from $.50 to $1.60 per unit. There was one block sale to a third party in May 2008 involving approximately 170,000 units at $.50 per unit. In the third quarter of 2008 a third-party commenced a tender offer to purchase up to 1,400,000 of our Class A Units at a price of $.50 per unit less a pro-rata share of transfer costs. This third party ultimately terminated its tender offer. In response to such third party tender offer, we conducted a self-tender offer for a portion of our Class A Units. As a result of the tender offer conducted by us that closed on December 1, 2008, we purchased 841,544 of our Class A Units at a price of $.90 per unit. We also paid all related transfer costs for the units purchased by the Company.

Since the Class A Units are not publicly traded and there is no secondary market for the units, there is no performance graph.

As of March 16, 2009, there were approximately 3,375 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 16, 2009, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan. In addition there are 113,250 Class A Units deemed outstanding that are reserved for those investors that have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger.

We currently have no immediate plans to make distributions but anticipate making distributions subsequent to receiving our share of the proceeds from the sale of the Eagle Mountain landfill project if such sale is completed or if other funds become available for distribution in accordance with our cash maximum strategy.

As discussed above, we purchased 841,544 of our Class A Units at $.90 per unit pursuant to a self-tender offer that closed December 1, 2009.

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2008, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance. All outstanding unexercised options expired as of December 31, 2008. Thus, we no long have any outstanding options. As discussed in more detail in this Report on

KAISER VENTURES LLC AND SUBSIDIARIES

Form 10-K, all options with an exercise price of $1.25 or less per unit or were exercised and all options with an exercise price of greater than $1.25 per unit were forfeited as of midnight of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	N/A	N/A	95,000 annually	[1]

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

Item 6.	SELECTED FIANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”). Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this Report on Form 10-K, our remaining principal assets include: (i) an 83.13% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District). However, if the September 2005 U.S. District Court decision providing that a land exchange completed in October 1999 is to be unwound is upheld on appeal, the reversal of the land exchange will impact the amount and nature of the land we own and control; (iv) over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project. Sale of such rock is subject to market conditions and the Company having all necessary permits; and (v) land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site. As of December 31, 2008, we also had cash and cash equivalents, receivables and short-term investments in securities of approximately $7.66 million. As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million plus interest from 2001.

We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members.

Annual Report on Form 10-K

Kaiser qualifies as a smaller reporting company under SEC rules and under such rules Kaiser is required to include and discuss in this Annual Report on Form 10-K its consolidated balance sheets, its consolidated statements of operations, cash flows and changes in members’ equity for the years ended December 31, 2008, and 2007. The reader of this Annual Report on Form 10-K is encouraged to read our prior reports filed with the SEC for our financial statements for other previous years.

Revenue Sources

Kaiser’s revenues are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method. Revenues are also generated from various miscellaneous sources. Historically, miscellaneous revenue activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain facility. During 2007 and 2008, the Company generated miscellaneous income at Eagle Mountain from activities such as leasing its fee owned land for media-related activities and military and law enforcement training.

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

Results of Operations

Table summarizing major variances in net loss between the years ended December 31, 2008 and 2007:

AMOUNT OF VARIANCE (INC. <DEC.>)
Income from West Valley MRF, LLC	$(178,000)
Revenues from Eagle Mountain Operations	$(226,000)
Unrealized loss on Investments	$(343,000)
Lower realized interest income	$(230,000)
Income tax provision	$(456,000)

For additional information on the items constituting the major variances, please read the discussion and analysis of our financial condition and results of operations below.

Analysis of Results for the Years Ended December 31, 2008 and 2007

Revenues. Total revenues for 2008 were $2,389,000, compared to $2,794,000 for 2007. The reasons for this decrease are discussed below.

Revenues from the Company’s equity method investment, the West Valley MRF, decreased by $178,000 to $2,271,000 for 2008 as compared to 2007. This decrease, which correlates to lower operating profit at the West Valley MRF, is due primarily to lower revenues as a result of a drop in volumes of waste processed, which were partially offset by lower operating and partnership expenses and lower depreciation expenses relating to fully depreciated equipment. The reduced volume levels reflect the current economic recession. The West Valley MRF also experienced a significant drop in recyclable commodity prices in the fourth quarter of 2008 which will likely adversely affect the West Valley MRF’s operating profits in 2009.

Revenue from Eagle Mountain operations decreased to $118,000 from $345,000 for 2007. This decrease is primarily the result of decreased utilization of our fee owned property for military training and media activities.

Operating Costs. Operating expenses increased to $1,883,000 from $1,623,000 for 2007. This increase relates primarily to: (a) legal and consulting services associated with the development of the Eagle Mountain rock resources and the development of the Company’s land at Lake Tamarisk; and (b) an increase in personnel costs at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for 2008 increased 8% to $1,983,000 from $1,832,000 for 2007. This increase is related to the costs incurred for the Company’s tender offer completed during 2008.

Net Interest and Investment Income (Loss). Net interest and investment loss for 2008 was $91,000 compared to a gain of $482,000 for 2007. This change is primarily the result of a temporary reduction in

KAISER VENTURES LLC AND SUBSIDIARIES

the “Market Value” of the investments during the year. The current U.S. credit crisis has caused some of the Company’s commercial paper and other investments to decline in market value as of December 31, 2008. The Company expects to hold these investments either to maturity or to disposition so that this decline in market value amounting to $343,000 at December 31, 2008, is considered temporary. As of January 1, 2008, the Company adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings or losses are reflected in income for the period in which they are earned.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $1,568,000 for 2008 versus a pre-tax loss of $179,000 for 2007. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company; and on Business Staffing Inc. (“BSI”), the Company’s only corporate subsidiary; and a gross revenue tax imposed by the State of California. The tax provision amounted to $531,000 for 2008, versus $10,000 for 2007.

The significant increase in the tax provision in 2008 is the result of the following:

BSI taxes due for 2007	$15,600
BSI deferred tax asset valuation allowance	328,000
BSI tax expense	104,600
KVLLC tax expense	7,800

Total tax provision for 2008	$456,000

The major component of this tax provision of $328,000 relates to the Company’s determination to establish a valuation reserve against the deferred tax asset representing amounts originally believed to be recoverable in the future due to anticipated income in BSI, our corporate subsidiary.

Net Loss. For 2008, the Company reported a net loss of $2,024,000 or $0.29 per unit, versus a net loss of $189,000 or $0.03 per unit, reported for 2007.

Section 2: Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $302,000 to $1,117,000 at December 31, 2008. Included in cash and cash equivalents is $785,000 held solely for the benefit of MRC at December 31, 2008.

Below is a table showing the major changes in cash:

Distributions received from the West Valley MRF	2,500,000
Cash received form MRC minority unit holders	57,000
Cash from exercise of options	126,000
Decrease in Short Term Investments	$(1,630,000)
Tender offer expenses and payments	(1,009,000)
Cash Generated by Operations	141,000
Capitalized Landfill Expenditures	(428,000)
Capital Expenditures	(59,000)

Net Increase in Cash and Equivalents	$(302,000)

Working Capital. During 2008, current assets decreased $2,231,000 to $9,510,000, while current liabilities decreased $270,000 to $1,992,000. As a result working capital decreased by $1,960,000 to $7.5 million at December 31, 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

Below is a table showing the major changes in working capital.

Changes in Current Asset
Decrease in Consolidated Cash	(302,000)
Decrease in Accounts Receivable and Other Net	(38,000)
Decrease in Short Term Investments	(1,630,000)
Decrease in Restricted Cash	(260,000)
Changes in Current Liabilities
Decrease in Payables	89,000
Increase in Income Taxes Payable	(29,000)
Increase in Accrued Liabilities	210,000

Net Decrease in Working Capital	(1,960,000)

Tender Offer. In 2008 an unaffiliated third party initiated a tender offer to purchase up to 1,400,000 of the Company’s Class A Units at $.50 per unit less a pro-rata portion of associated transfer costs. In response to such tender offer the Company initiated its own tender offer. The Company’s Board of Managers recommended that neither tender offer be accepted. The Company incurred legal, tax advice and other expenses associated with the tender offers totaling $252,000. The Company’s tender offer closed on December 1 2008, with the Company purchasing 841,599 units at $.90 per unit for a total expenditure of $757,390. The units purchased by the Company were retired.

Accounts Receivable and Other (net). During 2008, accounts receivable and other (net) decreased by $38,000 primarily as a result of the increased collection of trade receivables.

Short-Term Investments. During 2008, short-term investments decreased by $1,630,000. This is the result of the sale of a portion of the Company’s investments to provide cash for operations and for funds required to fund the Company’s tender offer completed in December 2008. At December 31, 2008, the Company had $6.4 million of its excess cash reserves invested in short term investments.

Investments. The Company’s recording of $2,271,000 relating to its share of income from its investment in the West Valley MRF was offset by the receipt of cash distributions from the West Valley MRF totaling $2,500,000. This resulted in a $229,000 decrease in the Company’s investment in the West Valley MRF. In addition, our investment in the Eagle Mountain Landfill increased $428,000 during 2008 due to continuing landfill development activities which were capitalized. On June 19, 2007 the Company approved a subscription agreement with MRC to provide, at a minimum, an additional $990,000 in working capital for MRC. The first installment of the minimum subscription amount ($594,000) was paid during the second quarter, with the second and final installment paid on March 31, 2008. Since all the owners of MRC did not purchase their respective pro rata interest in the private placement, we purchased the balance of such units, resulting in an additional investment of $431,000 during 2008. As a result, our ownership interest in MRC increased from 82.48% to 83.13%.

Other Assets. There was a decrease in other assets of $838,000 which is the net result of the amortization of the environmental insurance policy of $300,000, an increase in accumulated depreciation as of December 31, 2008 of $371,000, the valuation allowance recorded against the deferred tax asset of $328,000 and the recording of a $75,000 receivable for overpayment of estimated income taxes for 2008. These decreases were partially offset by the capitalization of building and water system repairs of $59,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of December 31, 2007, based upon current information, we estimate that our future environmental liability related to

KAISER VENTURES LLC AND SUBSIDIARIES

certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by such insurance depending upon the nature and timing of the claim.

Minority Interest. As of December 31, 2008, the Company has recorded $5,322,000 of minority interest relating to the approximately 16.87% ownership interest in MRC the Company does not own.

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

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests its’ excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. As of January 1, 2008, the Company has adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. Due to the current U.S. credit crisis, the fair value of the Company’s commercial paper investments have fluctuated significantly. However, the Company expects to hold these investments to maturity, thereby mitigating any unknown fluctuations in fair market value.

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of the West Valley MRF, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Accounting for Conditional Asset Retirement Obligations. The Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47, effective December 31, 2005. Upon adoption of FIN 47, the Company recorded a liability of $5.2 million which related to estimated costs to remove asbestos that is contained within the Eagle Mountain Townsite facilities.

The Company has determined that a conditional asset retirement obligation exists for asbestos remediation. Though not a current health hazard, upon demolition, the Company may be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The Company determined the fair value of the conditional asset retirement obligation as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.

The determination of the asset retirement obligation is based upon a number of assumptions that incorporate the Company’s knowledge of the facilities, the asset life, the estimated time frame, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. These assumptions to determine the asset retirement obligation may be imprecise or be subject to changes in the future. Any change in the assumptions can impact the value of the determined liability and impact our future earnings.

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

Fair Value Measurements. Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

As noted above, effective January 1, 2008, the Company adopted SFAS No. 159 “The Fair Value option for Financial Assets and Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement expanded the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for

KAISER VENTURES LLC AND SUBSIDIARIES

financial instruments. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect SFAS No. 141R to have a significant impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company has evaluated the impact of this standard on future acquisitions and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt SFAS 161 for fiscal years beginning after November 15, 2008. The Company has evaluated the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”) was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial

KAISER VENTURES LLC AND SUBSIDIARIES

statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the year ended December 31, 2008.

Section 3: Business Outlook

The statements contained in this Business Outlook, as well as in “Part I, Item 1. DESCRIPTION OF BUSINESS”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Annual Report on Form 10-K, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) the landfill project; (ii) our 50% equity ownership of the West Valley MRF; and (iii) miscellaneous property at or near the Eagle Mountain Townsite that is not a part of the landfill project. A substantial amount of rock is stock piled on property at Eagle Mountain that is not a part of the landfill project. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF and our investments although we are occasionally generating miscellaneous income from the lease of our Eagle Mountain property for various activities. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) the ability of the West Valley MRF to attract new customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iii) the ability to increase prices to reflect increases in such items as fuel and personnel costs; and (iv) future competition from competing facilities. During 2007 and 2008, the West Valley MRF was able to increase it rates to many of its customers as a result of increases in operating and disposal expenses as well as the increase in the minimum wage laws in California that went into effect in January 2007. However, these rate increases may not be sufficient to cover all past and future anticipated increases in the costs of operation. In addition, commodity prices have fluctuated dramatically and this volatility impacts the West Valley MRF’s revenue both positively and negatively. Due to the volatility of commodity prices and the current adverse worldwide economic conditions West Valley MRF may need to restructure its prices in certain

KAISER VENTURES LLC AND SUBSIDIARIES

markets which could have a negative impact on revenues and profitability. In order to address anticipated future demand, the West Valley MRF in 2007 received an increase in its permitted waste processing capacity to 7,500 tons per day. Additionally, West Valley is in the process of evaluating possible waste-to-energy and composting projects that might be capable of profitably utilizing a portion of the municipal solid waste received at the facility.

As part of our strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us. Furthermore, although such distributions may decline due to the adverse worldwide economic conditions West Valley should continue to generate cash distributions to cover a portion of Kaiser LLC’s foreseeable general and administrative costs.

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. DESCRIPTION OF BUSINESS - Eagle Mountain Landfill Project and Pending Sale,” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8 million in accrued interest from May 2001 to the date of this Report on Form 10-K. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard before a three judge panel on December 6, 2007. While a decision may be announced at any time, the U.S. 9 th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument. However, on occasion, the announcement of a decision may take substantially longer. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

We will continue to explore the development and use of our property at Lake Tamarisk and at Eagle Mountain for other purposes. For example, in the past, military and law enforcement training exercises have taken place on portions of the Eagle Mountain property. A recent example of this is that in January 2007 the U.S. Marines conducted troop training exercises on portions of our fee owned land at Eagle Mountain property. In March 2009 portions of the property were used as a location for a film. However, litigation has slowed the use of such property for alternative uses.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The Company currently expects to distribute substantially all available cash to its members once the cash maximization strategy is completed. The September 2005 adverse U.S. District Court decision concerning the Landfill Project will affect the completion date for, and may ultimately alter, this strategy. The Company currently does not expect completion of this strategy until 2010 at the earliest.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC

We have audited the accompanying consolidated balance sheet of Kaiser Ventures LLC and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and subsidiaries as of December 31, 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Irvine, California

March 27, 2009

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$1,117,000	$1,419,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500.	131,000	169,000
Short-term investments	6,412,000	8,042,000
Restricted cash and investments
Conversion distribution	1,190,000	1,190,000
Company SERP	661,000	921,000

	9,511,000	11,741,000
Long-Term Assets
Eagle Mountain landfill investment	32,332,000	31,904,000
Investment in West Valley MRF	5,042,000	5,271,000
Land	2,465,000	2,465,000
Other Assets
Deferred income tax asset	75,000	328,000
Reclamation financial assurance	27,000	—
Unamortized environmental insurance premium	1,350,000	1,650,000
Buildings and equipment (net)	740,000	1,052,000

	2,192,000	3,030,000

Total Assets	$51,542,000	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

	2008	2007
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$79,000	$169,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	722,000	903,000

	1,991,000	2,262,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Accrual for environmental remediation	2,810,000	2,882,000
Other accrued liabilities	250,000	250,000

	9,738,000	9,810,000

Total Liabilities	11,729,000	12,072,000

Minority Interest	5,322,000	5,265,000

Members’ Equity
Class A units; issued and outstanding 6,453,362	34,491,000	37,047,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 800	—	—
Class D units; issued and outstanding 200	—	—
Accumulated other comprehensive income	—	27,000

Total Members’ Equity	34,491,000	37,074,000

Total Liabilities and Members’ Equity	$51,542,000	$54,411,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2008	2007
Revenues
Income from equity method investment in the West Valley MRF, LLC	2,271,000	2,449,000
Eagle Mountain revenues	118,000	345,000

Total revenues	2,389,000	2,794,000
Operating Costs
Environmental insurance premium amortization	300,000	300,000
Expenses related to Eagle Mountain	1,583,000	1,323,000

Total resource operating costs	1,883,000	1,623,000

Gross Income	506,000	1,171,000
Corporate General and Administrative Expenses
Corporate and administrative expenses	1,731,000	1,832,000
Expenses associated with company tender offer	252,000	—

Total corporate and administrative expenses	1,983,000	1,832,000

Loss from Operations	(1,477,000)	(661,000)
Unrealized Loss on Investments	(343,000)	—
Net Interest and Investment Income	252,000	482,000

Loss before Income Tax Provision	(1,568,000)	(179,000)
Income Tax Provision
Current year income tax provisions	128,000	10,000
Deferred tax asset valuation adjustment	328,000	—

Total tax provisions	456,000	10,000

Net Loss	$(2,024,000)	$(189,000)

Basic Loss Per Unit	$(0.29)	$(0.03)

Diluted Loss Per Unit	$(0.29)	$(0.03)

Basic Weighted Average Number of Units Outstanding	7,096,000	7,051,000
Diluted Weighted Average Number of Units Outstanding	7,096,000	7,051,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2008	2007
Cash Flows from Operating Activities
Net loss	$(2,024,000)	$(189,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax valuation adjustment	328,000	—
Unrealized loss on investments	343,000	—
Reclamation Financial Assurance	27,000	—
Change in West Valley MRF, LLC
Equity income recorded	(2,271,000)	(2,449,000)
Cash distributions received	2,500,000	2,000,000
Depreciation and amortization	644,000	653,000
Land option not exercised	—	20,000
Class A Units / stock-based compensation expense	99,000	47,000
Changes in assets:
Accounts Receivable- and other	38,000	33,000
Changes in liabilities:
Accounts payable and accrued liabilities	(345,000)	31,000
Environmental remediation expenditures	(72,000)	(33,000)

Net cash flows provided by (used in) operating activities	(773,000)	113,000

Cash Flows from Investing Activities
Minority interest	57,000	86,000
Purchase of investments	(51,308,000)	(26,801,000)
Sale of investments	52,800,000	27,691,000
Capital acquisitions	(59,000)	(81,000)
Sale of Lake Tamarisk lots	—	48,000
Capitalized landfill expenditures	(428,000)	(790,000)

Net cash flows provided by (used in) investing activities	1,062,000	153,000

Cash Flows from Financing Activities
Proceeds from the exercise of unit options	126,000	—
Purchase of units pursuant to tender offer	(757,000)	—
Net cash flows from financing activities	(631,000)	—

Net Increase (Decrease) in Cash and Cash Equivalents	(302,000)	266,000
Cash and Cash Equivalents at Beginning of Year	1,419,000	1,153,000

Cash and Cash Equivalents at End of Year	$1,117,000	$1,419,000

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes	$347,200	$96,500

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2008 and 2007

	Member Class A Units	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2006	6,969,299	37,189,000	41,000	37,230,000
Net loss	—	(189,000)	—	(189,000)
Comprehensive loss
Change in gain on investments
Realized	—	—	(41,000)	(41,000)
Unrealized	—	—	27,000	27,000

Total Comprehensive loss	—	—	—	(203,000)
Issuance of Class A Units	95,000	47,000	—	47,000

Balance at December 31, 2007	7,064,299	$37,047,000	$27,000	$37,074,000
Net loss	—	(2,024 ,000)	—	(2,024,000)
Cumulative effect of a change in accounting due to adoption of SFAS 159:	—	—	(27,000)	(27,000)

Total Comprehensive loss	—	—	—	(2,051,000)

Issuance of Class A Units
Retirement of Class A Units purchased through tender offer	(841,544)	(757,000)	—	(757,000)
Unit options exercised	104,100	126,000	—	126,000
Units granted to consultants	13,000	8,000	—	8,000
Units granted to executives and Board of Managers	113,507	91,000	—	91,000

Total Net Class A Activity	(610,937)	$(532,000)	$—	$(532,000)

Balance at December 31, 2008	6,453,362	$34,491,000	$—	$34,491,000

At December 31, 2008 and 2007, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2008 and 2007, Kaiser Ventures LLC had outstanding 800 and 200 units outstanding, Class C and D, respectively.

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

At December 31, 2008, the Company’s principal assets include: (i) an 83.13% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million plus accrued interest, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres currently owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; (iv) over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project. Sale of such rock is subject to market conditions and the Company having all necessary permits; and (v) land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site and (vi) cash and cash equivalents, receivables and short-term investments of approximately $7.66 million.

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

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain Site. Due to the interim nature of these activities, they were previously presented as net revenues (net of expenses). For clarification purposes we are now presenting the revenues and expenses separately for both 2007 and 2008.

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

Reclassifications

In 2008, in an effort to provide investors more detail of our revenues, we began presenting our interim revenues and expenses separately rather than net. All relative prior period balances have been reclassified to conform to the current period presentation. These reclassifications had no material impact on revenue, gross margin, net loss, assets or liabilities in the periods presented.

Cash and Cash Equivalents

The Company maintains its cash balances with two financial institutions that have Standard & Poor’s ratings of AA- or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. At December 31, 2008, and at various times throughout the year, the Company had cash in excess of federally insured limits.

Investments

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2008 the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.” The classification of investment securities is reviewed by the Company as of the end each reporting period.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Available-for-sale securities are carried at fair value, which is based on observable market prices. The Company classified 100% of the available-for-sale securities reported at fair value as Level 1. Available-for-sale securities account for 100% of all assets reported at fair value at December 31, 2008.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value option for Financial Assets and Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008, which has no material impact on the Company’s consolidated financial statements. The following is a summary of the fair value of investment securities classified as “available-for-sale” as of December 31, 2008 and December 31, 2007:

AVAILABLE-FOR-SALE SECURITIES	DECEMBER 31, 2008	DECEMBER 31, 2007
Commercial Paper	$6,412,000	$8,042,000

The Company has chosen to adopt FAS 159 for the measurement of short-term investments in an effort to more clearly identify the actual value of the investment and its earnings for the reporting period. At the end of a period the actual market value is compared to the actual cost and used to determine any gain or loss on the maturity or sale of each available-for-sale investment. Below is a table showing the effect of the adoption of FAS 159 as of January 1, 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

INITIAL ADOPTION OF FAIR VALUE OPTION (FVO)

	BALANCE SHEET JANUARY 1, 2008 PRIOR TO ADOPTION	NET GAIN (LOSS) UPON ADOPTION	BALANCE SHEET JANUARY 1, 2008 AFTER ADOPTION OF FVO
Commercial Paper	$8,015,000	$27,000	$8,042,000

Pre-tax cumulative effect of adoption of the fair value option		$27,000

The current U.S. credit crisis has caused some of the Company’s commercial paper investments to decline in value as of December 31, 2008.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability of the assets. If the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss, which is determined based on the difference between the fair value and the carrying value of the assets, is recognized. As of December 31, 2008 and 2007, none of the Company’s long-lived assets were impaired.

Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarified the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, which refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be in control of the entity. FIN 47 requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditioned on the occurrence of a future event if the amount can be reasonably estimated, or where it cannot, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate cannot be made. FIN 47 became effective as of December 31, 2005.

The determination of the asset retirement obligation was based upon a number of assumptions that incorporated the Company’s knowledge of the facilities, the asset life, the estimated time frames for periodic renovations, the current cost for remediation of asbestos and the current technology at hand to accomplish the remediation work. Any change in the assumptions can impact the value of the determined liability and will be recognized as a change in estimate in the period identified.

The Company determined that a conditional asset retirement obligation exists for asbestos remediation. Though not a current health hazard in its facilities, upon demolition, the Company would be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The fair value of the conditional asset retirement obligation for the future abatement of asbestos-containing products in certain of the viable structures at Eagle Mountain was estimated at approximately $1.2 million. The fair value was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.

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

Earnings Per Unit

The Company follows SFAS No. 128, Earnings per Share in calculating basic and diluted earnings per unit. Basic earnings per unit excludes the dilutive effects of options, warrants and convertible securities, while diluted earnings per unit includes the dilutive effects of claims on the earnings of the Company.

LLC Unit/Stock Options

At December 31, 2008, the Company has three stock-based employee compensation plans, which are described more fully in Note 13. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment (or in our case units) awards to employees and managers based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting methodology which used the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the intrinsic value method no share-based compensation expense related to any option awards granted to employees or managers had been recognized in the Company’s Consolidated Statements of Operations, as all unit option awards granted under the plans had an exercise price equal to the Company’s closing stock price on the date of grant.

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

Fair Value of Financial Instruments

As of January 1, 2008, the Company adopted both SFAS 157 “Fair Value Measurement,” and SFAS 159 “The Fair Value Option for Financial Assets and Liabilities” as discussed in further detail above.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31, 2008 consisted of the following:

Prepaid Insurance	45,000
Accounts Receivable Trade and Other	123,000

Sub Total	168,000
Allowance for doubtful accounts	(37,000)

Total	$131,000

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

KAISER VENTURES LLC AND SUBSIDIARIES

current principal repayments of the indebtedness could be rescheduled in accordance with the original issuance terms of the respective bond issues.

The Company has also provided environmental guaranty agreements to Union Bank. Under these agreements, Kaiser and Kaiser Recycling are jointly and severally liable for any liability that may be imposed on Union Bank for pre-existing environmental conditions on the West Valley MRF’s property acquired from the Company that the West Valley MRF fails to timely address.

Subject to the extension of the letters of credit that secure the Bonds, the current payment schedule for the California Pollution Control Authority bonds is summarized below.

	Payment Schedule
Year	1997 Bonds	2000 Bonds	Total
2009	$630,000	$—	$630,000
2010	$630,000	$—	$630,000
2011	$630,000	$—	$630,000
2012	$620,000	$—	$620,000
2013 thru
2029		$290,000	$4,930,000	(1)
			($290,000 per year)
2030		$270,000	$270,000

Total	$2,510,000	$5,200,000	$7,710,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

The above payment scheduled is based and conditioned upon a renewal of the existing letters of credit which secure the bonds. The letter of credit for the 1997 bonds is currently scheduled to expire in June of 2009 and the letter of credit in for 2000 bonds is currently scheduled to expire in June of 2011. If such letters of credit are not extended by their respective due date, then the outstanding principle balance of the bonds secured by such letters of credit would be due as a balloon payment. Union Bank and West Valley are in the process of extending the letter of credit from the 1997 bonds.

The condensed summarized balance sheet information of West Valley MRF, LLC as of November 30, 2008, is as follows:

Balance Sheet Information
Current Assets	$7,765,000
Property and Equipment (net)	11,910,000
Other Assets	99,000

Total Assets	$19,774,000

Current Liabilities	$4,370,000
CPCFA Bonds Payable (long-term portion)	7,080,000
Other Liabilities	—
Members’ Equity	8,324,000

Total Liabilities and Members’ Equity	$19,774,000

KAISER VENTURES LLC AND SUBSIDIARIES

The condensed summarized income statement information for the West Valley MRF, LLC as of November 30, 2008 and 2007, is as follows:

Income Statement Information	November 30, 2008	November 30, 2007
Net Revenues	$14,719,000	$16,340,000
Gross Profit	$5,961,000	$6,702,000
Net Income	$4,542,000	$4,898,000

The Company has recognized equity income from the West Valley MRF of $2,271,000, and $2,449,000, in 2008 and 2007, respectively. The Company has received cash distributions of $2.5 million during 2008 and $2.0 million in 2007, from its investment in the West Valley MRF. However, with the materially adverse economic conditions facing world economies and with the resulting current low commodity prices, we project that in 2009 there could be a material reduction in the amount of cash distributions made by the West Valley MRF to Kaiser.

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

In September 2005, the Company received an adverse U.S. District Court decision in the federal land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was held on December 6, 2007, before a three judge panel of the 9th Circuit Court of Appeals. The U.S. 9th Circuit Court of Appeals usually takes six to nine months to issue a decision after oral argument but occasionally the announcement of a decision may take substantially longer. Since oral argument was completed more than one year ago, a decision may be announced at any time. However, we cannot predict when the decision will actually be announced. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Note 15. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.” The Company has evaluated the adverse decision on the landfill project in the context of whether such asset should be considered impaired. The Company finds itself in much the same position as it was in 2000 when the San Diego County Superior Court judge ruled that the environmental documentation was insufficient under California law. Believing that the Superior Court was in error, much like the Company believes the U.S. District Court is in error, the Company appealed the San Diego County Superior Court decision. The Company won that appeal with the California Court of Appeals unanimously reversing the San Diego Superior Court. Accordingly, the Company has concluded that, although it is possible, it is not currently probable or measurable that there has been impairment of the

KAISER VENTURES LLC AND SUBSIDIARIES

investment in MRC at this time due to the pending appeal of the decision before the U.S. 9th Circuit Court of Appeals.

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

There are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District purchased. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, and the appeal of the adverse U.S. District Court decision in such litigation including reversal of the completed land exchange and the threatened litigation over the Endangered Species Act, all as discussed in “Note 15. LEGAL PROCEEDINGS”. No assurance can be made that the Company will successfully and timely resolve these matters so as to avoid a material adverse effect on the Company’s current plan to sell the landfill to the District. In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which the Company believes are economical.

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

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of the Company’s report on Form 10-Q/A for the quarter ended September 30, 2003, the Company conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, the Company has estimated the cost to repair the damage to be a minimum of $4.5 million, an accrual for which was recorded in 2003. The Company’s

KAISER VENTURES LLC AND SUBSIDIARIES

current plans are to undertake, the work necessary to help preserve and protect the existing railroad. However, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date.

Note 6. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2007, the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) and U.S. governmental bonds which were classified as “available-for-sale.” The classification of investment securities is reviewed by the Company at each reporting period.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of December 31, 2007:

AVAILABLE-FOR-SALE SECURITIES	DECEMBER 31, 2008
Commercial Paper	$6,412,000

All of the $6,412,000 available for sale at December 31, 2008, has a maturity of less than one year and is therefore classified as short-term investments on the consolidated balance sheet.

The Company has chosen to adopt FAS 159 for the measurement of short-term investments in an effort to more clearly identify the actual value of the investment and its earnings for the reporting period. At the end of a period the actual market value is compared to the actual cost and used to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The current U.S. credit crisis has caused some of the Company’s commercial paper investments to decline in value as of December 31, 2008. The Company is expected to hold these investments to maturity so that this decline in market value at December 31, 2008, is considered temporary. As of January 2008 the Company has adopted FAS 159 the “Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings or loss is reflected in income for the period in which they are earned. As of December 31, 2008, the adoption of FAS 159 decreased the value of the Company’s investment by $83,000, which was charged against income.

Note 7. CONVERSION DISTRIBUTION

At December 31, 2008, the Company holds $1,190,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable.

Note 8. BUILDINGS AND EQUIPMENT

Buildings and equipment as of December 31, 2008 consisted of the following:

Buildings and structures	$3,285,000
Machinery and equipment	1,862,000

5,147,000
Accumulated depreciation	(4,407,000)

Total	$740,000

KAISER VENTURES LLC AND SUBSIDIARIES

Depreciation expenses for the years ended December 31, 2008 and 2007 was $369,000 and $351,000, respectively.

Note 9. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31, 2008 consisted of the following:

Compensation, severance and related employee costs	$178,000
Accrued professional	449,000
Other	12,000

Total	$639,000

Note 10. ENVIRONMENTAL REMEDIATION RESERVE

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

In 2004, this reserve was reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. Finally, this environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters.

KAISER VENTURES LLC AND SUBSIDIARIES

As discussed above in Note 2, the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1.2 million to account for the contingent asset retirement obligation related to the possible future abatement obligations relating to asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. During 2008, and 2007, $28,000 and $33,000, respectively of the reserve was utilized primarily for the abatement of these products. Thus, as of December 31, 2008, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed above and other environmental related items, including, but not limited to, the conditional asset retirement obligation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,882,000. In the event a future claim for damages is filed against the Company that exceeds the remaining $2,801,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Note 11. EQUITY

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

Class A Units Outstanding

At December 31, 2008 Kaiser LLC had 6,453,362 Class A Units outstanding.

At December 31, 2008, there are no Class A Units available for issuance relating to outstanding options. As of December 31, 2008, all outstanding options had been exercised or lapsed. Thus, there are no outstanding options.

At December 31, 2008, 104,267 Class A Units of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into an LLC in November 2001, the then 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. Distribution of these units have been made periodically for the settlement of unsecured creditor claims.

At December 31, 2008, 113,690 Class A Units were deemed outstanding and reserved for issuance to holders of Kaiser Inc. stock that have yet to convert such stock to Kaiser LLC Class A Units.

Repurchase of Units Through a Tender Offer

In September 2008 an unaffiliated third party initiated a tender offer to purchase up to 1,400,000 of the Company’s Class A Units at a price of $.50 per unit less a pro-rata portion of the associated transfer costs. The Company’s Board of Managers recommended that the owners of the Company’s Class A Units not sell their units for such price. In response to such tender offer and in recognition that some unitholders may have had a pressing need or desire to sell their units in the Company, the Company

KAISER VENTURES LLC AND SUBSIDIARIES

commenced its own tender offer for Class A Units at $.90 per unit net of all transfer costs. Even though the Company commenced a self-tender offer, the Company’s Board of Managers recommended that owners of Class A Units not sell their units. The unaffiliated third party ultimately terminated its tender offer without purchasing any units. The Company’s tender offer closed on December 1, 2008. The Company purchased 841,544 Class A Units as a result of its tender offer which closed on December 1, 2008. Such units were cancelled and are no longer issued and outstanding.

During 2008 the following unit transactions took place:

Retirement of Class A Units purchased through tender offer	(841,544)
Units granted to officers and Board of Managers	113,507
Units granted to consultants	13,000
Unit options exercised	104,100

Net reduction in Class A Units outstanding	(610,937)

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

At December 31, 2008, Kaiser LLC had 751,956 Class B Units outstanding.

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

At December 31, 2008, Kaiser LLC had 872 and 128 Class C and D Units outstanding, respectively.

Unit/Stock Option and Unit/Stock Grant Programs

In October 1990, the Company’s stockholders approved the Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan (the “1989 Stock Plan”). The 1989 Stock Plan provided for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock or deferred stock awards. Certain options granted under the 1989 Stock Plan are still outstanding. The Company incurred no compensation expense during 2008 related to these options.

In July 1992, the Company’s stockholders approved the 1992 Stock Plan. The 1992 Stock Plan provides for the grant of incentive stock options and non-qualified stock options. The 1992 Stock Option

KAISER VENTURES LLC AND SUBSIDIARIES

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

In June 1995, the Company’s stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. However, there are no outstanding options under this plan as of December 31, 2008.

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

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2008 and 2007, and activities during the years ended on those dates is presented below:

	2008			2007
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price
Outstanding at beginning of Year		298,100	$3.11		298,100	$3.11
Granted		—	—		—	—
Exercised		104,100	1.21		—	—
Forfeited		194,000	4.13		—	—

Outstanding at end of year		—	$—		298,100	$3.11

Options exercisable at year End		—	$—		298,100	$3.11

Weighted-average fair value of options granted during the year	$	N/A		$	N/A

As of December 31, 2008, all outstanding options expired and were therefore forfeited.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 12. LOSS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted loss per unit/share:

	2008	2007
Numerator:
Net loss	$(2,024,000)	$(189,000)
Numerator for basic loss per unit
Loss available to Class A members	$(2,024,000)	$(189,000)
Numerator for diluted loss per unit
Loss available to Class A members	$(2,024,000)	$(189,000)
Denominator:
Denominator for basic earnings per unit-weighted-average shares	7,096,000	7,051,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit -adjusted weighted-average shares and assumed conversions	7,096,000	6,960,000

Basic loss per unit	$(0.29)	$(0.03)

Diluted loss per unit	$(0.29)	$(0.03)

For additional disclosures regarding the outstanding employee unit/stock options see Note 12.

The Company incurred a net loss during 2008 and 2007 and therefore all options are considered antidilutive for those years.

Note 13. INCOME TAXES

Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only income taxes are those imposed on Business Staffing Inc. (“BSI”). These taxes amounted to $456,000 for 2008 and $10,000 for 2007.

The significant increase in the tax provision in 2008 is the result of the following:

BSI taxes due for 2007	$15,600
BSI reversal of deferred tax asset	328,000
BSI estimate payments required in 2008 based on 2007 tax liability	104,600
KVLLC estimated tax liability for 2008	7,800

Total tax provision for 2008	$456,000

The major component of this tax provision of $328,000 relates to the Company’s determination to establish a valuation reserve against the deferred tax asset representing amounts originally believed to be recoverable in the future due to anticipated income in BSI, our corporate subsidiary.

Note 14. COMMITMENTS AND CONTINGENCIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

As discussed above in Note 2., the Company, as a result of the adoption of FIN 47, increased its environmental reserve by $1.2 million to account for its conditional asset retirement obligations related to possible future abatement obligations for asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. Thus, as of December 31, 2008, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed above and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,810,000. In the event a future claim for damages is filed against the Company that relates to the remaining $2,810,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

Total expense relative to all of these plans for the years ended December 31, 2008 and 2007 was $106,000 and $101,100, respectively.

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

Note 15. LEGAL PROCEEDINGS

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

We and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard by a three judge panel on December 6, 2007. The U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral arguments but on occasion the announcement of a decision may take substantially longer. Since oral argument in our appeal was held more than one year ago, the decision may be announced at any time. However, we cannot predict when the decision will actually be announced. There can be no assurance that we will be successful in any appeal. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

In April 2007, Donna Charpied, et al, filed a motion with the same U.S. District Court that handled the land exchange litigation seeking, in their opinion, to enforce the court’s order in such case. The allegations were that additional actions are necessary to set aside the land exchange and to prevent the use of property at Eagle Mountain that would “change the character and use of the exchanged properties …”. In the motion, the opponents objected to the military training that has taken place and that may take place on Kaiser fee owned land at Eagle Mountain (even though military and law enforcement training previously took place at Eagle Mountain), the possible use of a portion of the Eagle Mountain Townsite for a prison facility (even though one operated successfully at the Eagle Mountain Townsite for over 12 years) and the possible use of rock from Eagle Mountain to help remediate acknowledged environmental problems at the Salton Sea located in Imperial and Riverside counties in Southern California.

On September 18, 2008, the U.S. District Court denied the Plaintiffs’ motion and determined that: (i) the BLM’s actions to date to set aside the land exchange were sufficient and that no reconveyance documents needed to be recorded; (ii) the military training activities that had taken place at Eagle Mountain did not change the character and use of the exchange lands; and (iii) the activities associated with the testing of the suitability of Eagle Mountain rock for use in a possible Salton Sea restoration plan were acceptable. The Court declined to rule on the challenge to a private prison project since there is no current private prison project at Eagle Mountain.

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington has indicated that it may intervene as a plaintiff in the case since a portion of the buried debris appears to extend onto property owned by the city. However, the City of Vancouver has yet to intervene in the matter. The federal government filed a motion to dismiss all common law claims against it except for the CERCLA claims. On March 5, 2009, the U.S. District Court announced its decision in favor of the government dismissing the remaining common law claims against the government. The government, however, remains in the case with respect to CERCLA claims. While we are still in the early stages of the litigation and informal discovery in this matter, we understand that the claim is between $1.5 million and $2.5 million. However, if the City of Vancouver becomes a plaintiff, the size of the claim will likely increase. This matter has been tendered to our insurance carrier which has accepted the defense of this matter subject to a reservation of rights.

KAISER VENTURES LLC AND SUBSIDIARIES

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. No information was provided in the correspondence concerning the reasons why KSC Recovery, Inc or the Company have been identified as a potentially responsible party and no amount of damages was alleged although apparently over $69 million has been spent to date to characterize the environmental problems affecting the Portland Harbor. Since this claim was just received, the Company and KSC Recovery are in the very preliminary stages of investigating the matter. KSC Recovery, Inc. and the Company have tendered this claim to their appropriate insurance carrier.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 18 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, there is an increasing number of claims related to other facilities such as the former Kaiser Steel Mill Site Property.

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

Of the claims resolved to date, approximately 70% have been resolved without payment to the plaintiffs. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Claims Against the Bankruptcy Estate. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of one to three such claims a year for the past several years. For example, as discussed above in “Portland Harbor Superfund Site” KSC Recovery, Inc. the KSC bankruptcy estate, was notified in late March 2009 that it was identified as a potentially responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site.

In connection with the KSC plan of reorganization, Kaiser, as the reorganized successor to KSC, was discharged from all liabilities that may have arisen prior to confirmation of the plan, except as otherwise provided by the plan and by law. Although Kaiser believes that in general all pre-petition claims were discharged under the KSC bankruptcy plan, there have been some challenges as to the validity of the

KAISER VENTURES LLC AND SUBSIDIARIES

discharge of certain specified claims, such as asbestos claims. If any of these or other similar claims are ultimately determined to survive the KSC bankruptcy, or if they are not covered by insurance it could have a materially adverse effect on Kaiser’s business and value.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).   CONTROLS AND PROCEDURES

Disclosure Controls and Procedure

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, under the supervision and with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective at the “reasonable assurance level” to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. Specifically, in 2008, the Company: (a) requested that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and internally reviewed and tested its internal controls against its written procedures. The above conclusions are based upon the work performed. Additionally, during the first quarter of 2009, the Company further reviewed its controls and procedures and made modifications to provide additional checks and oversight as a part of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Company management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. As noted under “Disclosure Controls and Procedure”, the Company further reviewed its internal accounting and reporting controls and procedures during the first quarter of 2009 and enhanced them as appropriate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Item 9B.	OTHER INFORMATION

Not applicable.

KAISER VENTURES LLC AND SUBSIDIARIES

PART III

Item 10.	MANAGERS, EXECUTIVE OFFICERS AND COMPANY GOVERNANCE

BOARD OF MANAGERS

The current members of the Board of Managers are as follows:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	58	Chief Executive Officer, President and Chairman of the Board
Ronald E. Bitonti	76	Manager
Todd G. Cole	87	Manager
Gerald A. Fawcett	76	Vice Chairman
Marshall F. Wallach	66	Manager

Richard E. Stoddard was appointed Chief Executive Officer of Kaiser in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining Kaiser in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of Penske Motorsports, Inc. (“PMI”) when International Speedway Corporation acquired PMI. As of January 1, 2003, Mr. Stoddard began working less than full time for Kaiser. In addition to working on behalf of Kaiser, Mr. Stoddard works as a general business consultant with an emphasis on distressed businesses and water development opportunities. In the water development area, Mr. Stoddard is working primarily on behalf of Cadiz, Inc.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Audit Committee retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2008 and also retained the firm as our independent registered public accounting firm for 2009.

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

•	The Audit Committee also discussed with Moss Adams LLP the Company’s internal controls and procedures.

•	The Audit Committee met in executive session with management and separately with representatives of Moss Adams LLP.

Based upon the foregoing, the Audit Committee recommended to the Board of Managers that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

HUMAN RELATIONS COMMITTEE

The duties and responsibilities of the Human Relations Committee are set forth in our Human Relations Committee Charter. Although Kaiser LLC leases its employees from Business Staffing, Inc., the Human Relations Committee, along with Business Staffing, Inc. reviews compensation and benefit

KAISER VENTURES LLC AND SUBSIDIARIES

programs for the employees leased to Kaiser by Business Staffing, Inc.

The Human Relations Committee is composed of Messrs. Cole (Chairman) Bitonti and Fawcett.

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	58	Chief Executive Officer, President and Chairman of the Board
James F. Verhey	61	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	53	Executive Vice President - Administration, General Counsel and Corporate Secretary

Richard E. Stoddard’s biographical information is set forth above under “Board of Managers.”

James F. Verhey joined Kaiser and was appointed Vice President - Finance and Chief Financial Officer in August 1993, appointed Senior Vice President - Finance in January 1996, and appointed Executive Vice President of Kaiser in January 1998. In addition to his duties with Kaiser, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. Mr. Verhey is a certified public accountant and spent several years with PricewaterhouseCoopers LLP in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for Kaiser. In addition to working for Kaiser, Mr. Verhey is a director of Silverado WineGrowers, LLC, which is headquartered in Napa, California, and which owns and manages wine grape vineyards throughout California.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary(2) $	Bonus(3) $	Unit Awards(4) $	All Other Compensation(5) $	Total $
Richard E. Stoddard	2008	341,248	—	17,455	60,328	419,031
Chairman of the Board, President and CEO	2007	332,925	3,455	15,955	720,026	1,072,361
James F. Verhey	2008	156,456	—	17,455	28,603	202,514
Exec. Vice President - Finance & CFO	2007	152,640	3,455	15,955	24,957	197,007
Terry L. Cook	2008	282,336	—	17,455	38,564	338,355
Exec. Vice President, General Counsel and Secretary	2007	275,450	3,455	15,955	293,472	588,332

(1)	All employees are leased to Kaiser LLC by Business Staffing, Inc., a subsidiary of the Company. The “Bonus”; “Option Awards”; “Non-Equity Incentive Plan Compensation”; and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” columns have been eliminated from the Summary Compensation Table because there were no reportable events/compensation earned for the applicable years for such items.

(2)	The salary amount was not reduced for any employee contributions to our 401(k) Savings Plan and Supplemental Executive Retirement Plans.

(3)	The bonus was paid pursuant to the Executive Officer New Revenue Incentive Participation Plan whereby the executive officers are paid a bonus based upon a percentage of net new revenue, if any. Half of the bonus is paid in cash, which is reflected in the “Bonus” column, and the other half is payable in Class A Units. For additional information, see “Item 10. EXECUTIVE COMPENSATION - EXECUTIVE OFFICER NEW REVENUE INCENTIVE PARTICIPATION PLAN.” Any cash bonus is reported for the year earned, e.g., 2007, although actual payment of the bonus may not occur until the first quarter of the following calendar year.

(4)	Represents value of 25,000 Class A Units issued to each executive officer under his respective employment agreement and for 2007 units issued pursuant to the Executive Officer New Revenue Incentive Participation Plan.

(5)	The “All other Compensation” column includes distributions made on the Company’s Class C Units in 2008 to Mr. Stoddard - ($1,357), Mr. Verhey - ($543), and Mr. Cook - ($814). Our executive officers are provided with certain health insurance, disability insurance and other non-cash benefits generally available to all salaried employees and therefore are not included in this table under applicable SEC rules. However, Mr. Stoddard and Mr. Cook received a comprehensive medical physical in 2007, at the Company’s expense. The cost of such physical was $2,800 for Mr. Stoddard and $2,992 for Mr. Cook. However, in 2008 an insurance company reimbursed the Company the full amount of such physical and thus, the “All Other Compensation” and “Total” columns for Mr. Stoddard have been appropriately adjusted. Mr. Verhey received a comprehensive medical physical in 2008, at the Company’s expense for such physical was $816. These amounts are included in the “All Other Compensation” column as appropriate. Our contributions to the 401(k) Savings Plan, and to the Supplemental Executive Retirement Plan in 2008 and 2007 are listed below. Additionally, our one time contribution to what is identified below as the “Restricted SERP” is specified below.

KAISER VENTURES LLC AND SUBSIDIARIES

		COMPANY CONTRIBUTIONS
NAME	YEAR	401(K) PLAN(a) ($)	SERP(a) ($)	RESTRICTED SERP(a), (b) ($)	TOTAL TO PLANS ($)
Richard E. Stoddard	2008	18,604	15,973	—	34,577
	2007	18,604	14,118	660,872	693,594
James F. Verhey	2008	14,319	—	—	14,319
	2007	12,890	—	—	12,890
Terry L. Cook	2008	18,604	10,423	—	29,027
	2007	18,604	8,587	260,121	287,713

(a)	Reported in the “All Other Compensation” column.

(b)	A SERP was adopted in 2007 with a one time contribution by the Company of $660,877 and of $260,121 for the benefit of Mr. Stoddard and Mr. Cook, respectively. These one time contributions represent the accrued amount of severance under their respective employment agreements in effect as of December 31, 2006. The amounts in this Restricted SERP are subject to vesting and certain other restrictions. For additional information see “ITEM 10. Executive Compensation—Non-Qualified Deferred Compensation Plans.”

Like all other employees employed more than five (5) years, our executive officers can participate in a program under which we will pay two-thirds (2/3) of the premium on a life insurance policy or policies with a total benefit equal to approximately three (3) times an employee’s annual base salary. The term life insurance policies of the executive officers expired in 2007 or were soon due to expire. Thus, new term life insurance policies were obtained in 2007. The premiums paid by us under this life insurance program for each of our executive officers are as follows:

NAME	YEAR	COMPANY’S PREMIUM PAYMENTS(a) ($)
Richard E. Stoddard	2008	1,726
	2007	3,268
James F. Verhey	2008	1,166
	2007	2,619
Terry L. Cook	2008	1,523
	2007	2,340

(a)	Does not include the cost of a $50,000 term life insurance policy that we pay for all employees of the Company, other than certain part-time employees.

Both Mr. Stoddard and Mr. Verhey reside outside Southern California. As a part of the terms of their employment, we pay or reimburse them for their commuting, rental car and hotel expenses as well as other miscellaneous commuting expenses such as parking fees and mileage reimbursement for use of a private vehicle.

		COMMUTING EXPENSES
NAME	YEAR ($)	AIRFARE ($)	LODGING ($)	CAR SERVICE ($)	RENTAL CAR ($)	MISC. ($)	TOTAL ($)
Richard E. Stoddard	2008	9,769	5,766	2,483	4,005	645	22,668
	2007	9,999	6,451	2,658	4,619	463	24,890
James F. Verhey	2008	3,873	3,714	—	2,998	2,295	12,880
	2007	2,053	3,841	—	3,224	1,853	10,971

Mr. Cook receives an annual automobile allowance of $7,200.

KAISER VENTURES LLC AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

All of the Company’s unexercised options expired as of December 31, 2008. In December Mr. Stoddard, Chairman of the Board, President and Chief Executive Officer exercised options to acquire a total of 75,000 Class A Units at $1.25 per unit. There were no option grants to the named executive officers in 2008. However, under the terms of their respective January 1, 2007 employment agreement, each executive officer was issued 25,000 Class A Units in 2008 and 2007. Additionally, each of executive officer earned 5,169 Class A Units in 2007 under the terms of the Executive Officer New Revenue Participation Plan such units were reissued in first quarter of 2008. No Class A Units were earned under the terms of the Executive Officer New Revenue Participation Plan for 2008.

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

In 2008 distributions were made on the Class C and D Units as a result of the sale of certain minor miscellaneous assets in 2007. The total amount distributed with respect to the Class C Units was $2,714 and $309 with respect to the Class D Units.

401(K) RETIREMENT PLAN

The Company currently sponsors a combined voluntary 401(k) savings and money purchase plan. This plan is available to all full time employees. Participants may make contributions of up to 25% of their base salary and 100% of any cash bonus with the Company matching one-half of each participant’s contribution up to 6% of compensation.

NON-QUALIFIED DEFERRED COMPENSATION PLANS

Supplemental Executive Retirement Plan. The Company also sponsors a non-qualified deferred compensation plan which mirrors the qualified 401(k) plan discussed immediately above. Contributions to such plan commence once a participant reaches the maximum annual Social Security wage base. The assets of this plan are held in a “rabbi” trust.

Limited Participation Deferred Compensation Plan. Business Staffing adopted the “Business Staffing Supplemental Deferred Compensation Plan” (the “Supplemental Plan”) and a related “Non-

KAISER VENTURES LLC AND SUBSIDIARIES

Qualified Deferred Compensation Plan Trust Agreement” (the “Trust”) on January 10, 2007.

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

During much of 2006, Kaiser’s Human Relations Committee along with Business Staffing engaged in an extensive review of the existing compensation agreements and plans for our executive officers. The review recognized that elements of the compensation of the executive officers of Kaiser have been adopted and implemented at various times over the years in relation to our cash maximization plan but the original estimates of the timing of such plan’s complete implementation and realization have proven to be too optimistic. Accordingly, Kaiser along with Business Staffing developed modified or new compensation agreements and plans that, among other things, further align the interests of the executive officers with those of the members of Kaiser and will encourage the retention of the executive officers. Business Staffing leases employees, including the executive officers of Kaiser, to Kaiser. These plans remain in effect.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

Current Salary of Executive Officers. Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 16, 2009:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$358,310
Terry L. Cook	$296,453
James F. Verhey	$164,279

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

“New Revenue” means all revenue generated from new lines of business or new sources of revenue for Kaiser that are not historically recurring revenues as of January 1, 2006. New Revenue does not include revenues generated from the sale of Kaiser’s existing assets and projects, except as provided in the Performance Bonus Plan, distributions from Kaiser’s interest in West Valley MRF, LLC, revenues generated as a result of landfill operations at Eagle Mountain, interest and investment income. “New Revenue Expenses” means all incremental and new direct and indirect expenses incurred in the generation of New Revenue but New Revenue Expenses shall not include the amortization or depreciation cost of any existing asset or an allocation of any fixed expense or charge, including the allocation of the base salary and benefits of existing employee positions of the Company. “Net New Revenue” is the positive difference, if any, of New Revenue less New Revenue Expenses for any give calendar year. The Performance Bonus Plan is administered by a committee composed of the individuals serving on Kaiser’s Human Relations Committee. The bonus, if any, is to be paid by March 14 of each year. No bonus was earned under such plan for 2008.

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2008, the Human Relations Committee consisted of Messrs. Cole (Chairman), Bitonti, and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for us from time-to-time. Mr. Fawcett’s compensation is summarized in the “Manager Compensation” table located on the next page.

KAISER VENTURES LLC AND SUBSIDIARIES

MANAGER COMPENSATION

During 2008 non-employee managers were paid on the following basis:

DESCRIPTION OF COMPENSATION FOR NON-EMPLOYEE MANAGERS	AMOUNT
Annual Cash Retainer	$20,000
Chairman of Committee-Additional Annual Cash Retainer	$5,000	*
Meeting Fee-(In Person)	$1,500
Meeting Fee-(Telephonic)	$1,000
Annual equity grant (Class A Units)	5,000

*	The chairman of the Audit Committee receives an additional $2,500 annual cash retainer.

Each grant vests on January 31st of the year following the grant, subject to acceleration upon the occurrence of certain events. Accordingly, the restricted 5,000 Class A Units granted to Messrs. Bitonti, Cole, Fawcett and Wallach in 2007, fully vested on January 31, 2008, and those granted in June 2008 vested in January 2009.

We do not provide retirement benefits for non-employee managers.

MANAGER COMPENSATION TABLE FOR 2008(1)

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($)(2)	Total ($)
Ronald E. Bitonti	31,000	(3)	2,500	33,500
Todd G. Cole	36,500		2,500	39,000
Gerald A. Fawcett (4)	—		2,500	2,500
Richard E. Stoddard (5)	—		—	—
Marshall F. Wallach	37,500		2,500	40,000

(1)	The “Option Awards”; “Non-Equity Incentive Plan Compensation”; “Change in Pension Value and Non-qualified Deferred Compensation”; and “All Other Compensation” columns have been eliminated from the Manager Compensation Table because there were no reportable events/compensation earned for such items in 2008.

(2)	The Company’s Class A Units are not publicly traded. The $.50 per Class A Unit value is based upon the average sales price of the few private sales of units that did occur during the six-month period prior to the date of the units issuance in June 2008.

(3)	Included in this amount is the annual retainer of $2,000 per year Mr. Bitonti receives for serving on the Board of Directors of KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation.

(4)

Mr. Fawcett works on our behalf through Business Staffing, Inc. on various matters and projects in addition to his work on the Board of Managers. Accordingly, he is considered an employee for compensation purposes and is paid an annual salary of $60,000. He is not paid additional compensation for serving on the Board of

KAISER VENTURES LLC AND SUBSIDIARIES

Managers except for the annual award of 5,000 Class A Units. Mr. Fawcett also receives medical, dental, and vision insurance and other similar benefits made available to all employees of Business Staffing, Inc.

(5)	As an employee - manager, Mr. Stoddard receives no additional compensation for serving on the Company’s Board of Managers. His compensation as an executive officer is summarized under “Item 10. EXECUTIVE COMPENSATION - Summary Compensation Table.”

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of December 31, 2008), the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units.

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	10.01%
Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (2) 9786 Sierra Avenue Fontana, CA 92335	656,987	10.01%
Pension Benefit Guaranty Corporation(3) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	6.24%
Willow Creek Capital Partners 300 Drakes Landing Road, Suite 230 Greenbrae, California	756,200	11.58%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units including the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA’s shares in Kaiser are held in trust by AST Trust Company.

(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. The Company understands that Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to substantially all of the units owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s: (1) managers and manager nominees; (2) named executive officers; and (3) all of its managers and named executive officers as a group, as of March 16, 2009, as well as the number of options exercisable within 60 days of that date.

Name	Class A Units Beneficially Owned, Excluding Options	Class A Units Underlying Options Exercisable Within 60-Days of March 16, 2009	Total # of Class A Units Owned(1)	% of Issued and Outstanding Class A Units(1)
Richard E. Stoddard, CEO, President & Chairman	281,386	0	281.386	4.31%
Gerald A. Fawcett, Vice Chairman(2)	140,578	0	140.578	2.15%
James F. Verhey, Executive Vice President - Finance & CFO	128,227	0	128,227	1.96%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	154,158	0	154,158	2.36%
Ronald E. Bitonti, Manager(3)	39,896	0	39,896	*
Todd G. Cole, Manager	40,188	0	40,188	*
Marshall F. Wallach, Manager	49,750	0	49,750	*
All officers and managers as a group (7 persons) (1)	834,183	0	834,183	12.78%

*	Less than one percent.

(1)	The percentage for each individual is based on the total number of issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units reserved for those who have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger) and was determined as if all the options listed in Column 2 had been exercised by that particular individual. All options are vested.

(2)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.

(3)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

None reportable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

The Audit Committee appointed Moss Adams as the Company’s independent registered public accounting firm for 2007, 2008 and for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Moss Adams LLP for services in fiscal 2007 and 2008 were as follows:

	MOSS ADAMS LLP
FEE CATEGORY	FISCAL 2007 FEES	FISCAL 2008 FEES
Audit – Fees	$142,940	$146,750
Audit – Related Fees	$—	$—
Tax Fees	$54,475	$85,165
All Other Fees	$24,255	$29,281

Total Fees	$221,670	$261,196

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

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

The following exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Kaiser Ventures LLC Operating Agreement, effective as of July 10, 2001, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Registration Statement Form S-4 filed on July 16, 2001.

3.3	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.5 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.4	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.4 to Kaiser Ventures LLC Form 10-K Report for the year ended December 31, 2001.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2007, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated January 10, 2007.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2007, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.6*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2007, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 8-K Report dated January 10, 2007.

10.7	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.7.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.7.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.7.3	Fourth Amendment to Lease Agreement between CIP Empire Tower LLP and Kaiser Ventures LLC dated November 13, 2006 incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-QSB Report for the period ended September 30, 2006.

10.7.4	Fifth Amendment to Lease Agreement between CPI Empire Tower LLC and Kaiser Ventures LLC dated March 16, 2009, filed herewith.

10.8*	Amended, Restated and Substituted Kaiser Steel Resources, Inc. 1989 Stock Plan, incorporated by reference from Kaiser Ventures Inc.’s Proxy Statement for the Special Meeting of Stockholders held on October 2, 1990.

10.9*	Kaiser Steel Resources, Inc. 1992 Stock Option Plan, as amended, incorporated by reference from Exhibit 10.16 of Kaiser Ventures Inc.’s Form S-2 (Registration No. 33-56234).

10.10*	Kaiser Ventures Inc. 1995 Stock Plan incorporated by reference from Exhibit 10.15 of Kaiser Ventures Inc.’s 10-K Report for the year ended December 31, 1995.

10.10.1*	First Amendment to Kaiser Ventures Inc. 1995 Stock Option Plan, incorporated by reference from Exhibit 4.1.1 of Kaiser Ventures Inc.’s Form S-8 Registration Statement (Registration No. 333-17843).

10.11*	Executive Officer New Revenue Participation Incentive Plan adopted to be effective January 1, 2007, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.12*	Business Staffing, Inc. Supplemental Deferred Compensation Plan dated January 10, 2007, incorporated by reference from Exhibit 10.5 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.12.1*	Non-Qualified Deferred Compensation Agreement dated January 10, 2007, incorporated by reference from Exhibit 10.6 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.13*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.14	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.15	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.16	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.16.1	Second Amendment to Members Operating Agreement dated December 1, 2001, incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-KSB Report for the year ended December 31, 2004.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.16.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.17	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.17.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.17.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18.1	Second Amendment Agreement dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., filed herewith.

10.19	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.19.1	Guarantors’ Acknowledgment and Consent (1997 L/C) dated as of May 1, 1007, given by Kaiser Ventures LLC, Kaiser Recycling, LLC, Burrtec Waste Industries, Inc. and West Valley Recycling & Transfer, Inc. for the benefit of Union Bank of California filed herewith.

10.20	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.21.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.22	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.24	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.24.1	Third Amendment Agreement (2000 L/C) dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., filed herewith.

10.25	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.26	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.26.1	Guarantors’ Acknowledgment and Consent (2000 L/C) dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., filed herewith.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Moss Adams LLP Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Preliminary Opinion and related analysis of Duff & Phelps, LLC, relating to its independent valuation of the Class A Units as of November 30, 2001, incorporated by reference from Exhibit 99.3 of Amendment No. 2 to Kaiser Ventures LLC’s Registration Statement on Form S-4, filed on September 30, 2001.

99.1	Amended and Restated Audit Committee Charter of Kaiser Ventures LLC adopted November 11, 2005 incorporated by reference from Exhibit 99. of Kaiser Ventures LLC’s Report on Form 10-QSB for the period ended September 30, 2005.

(b) Reports on Form 8-K.

None.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer
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

Signature	Title	Date

1. Principal Executive Officer

/s/ Richard E. Stoddard Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 30, 2009

2. Principal Financial and Accounting Officer

/s/ James F. Verhey James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009

KAISER VENTURES LLC AND SUBSIDIARIES

Signature	Title	Date

4. Managers

/s/ Ronald E. Bitonti Ronald E. Bitonti	Manager	March 30, 2009

/s/ Todd G. Cole	Manager	March 30, 2009
Todd G. Cole

/s/ Gerald A. Fawcett Gerald A. Fawcett	Vice Chairman	March 30, 2009

/s/ Marshall F. Wallach Marshall F. Wallach	Manager	March 30, 2009