Form 10-Q
period 2009-03-31
KAISER VENTURES LLC
filed 2009-05-14
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

At May 1, 2009, the registrant had 6,612,834 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,501 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2008 Annual Report on Form 10-K. Those requesting a copy of the 10-K Report that are not currently members of the Company may also obtain a copy of each report directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2008 Annual Report on Form 10-K as the information contained herein is often an update of the information in such report.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, including the adverse federal land exchange litigation, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefit, including Kaiser’s conclusion that its tender offer completed in December 2008 will not result in the Company being treated as a “publicly traded partnership”; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2008 Annual Report on Form 10-K for background information and a complete understanding as to material developments concerning the Company. Such reports can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, plus an estimated approximate $8.4 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision was appealed by the Company and by the U.S. Department of Interior to the U.S. 9th Circuit Court of Appeals. Oral argument was completed in the appeal in December 2007, and we are waiting for the decision in such appeal;

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

•

Over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project. The sale of such rock is subject to market conditions and the Company having all necessary permits; and

•

Land at Lake Tamarisk consisting of 71 residential lots, one lot with a house, and approximately 350 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles to the east of Palm Springs, California, and is approximately 8 miles from the Eagle Mountain Site.

As of March 31, 2009, we also had cash and cash equivalents, receivables and short and long-term investments of approximately $8,773,000.

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

KAISER VENTURES LLC AND SUBSIDIARIES

up to a maximum of 20,000 tons per day thereafter. The landfill is permitted to receive municipal solid waste for up to 88 years.

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.4 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by September 30, 2008. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals and we are awaiting the Court’s decision. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than June 30, 2009. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2008 Annual Report on Form 10-K.

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

Current Landfill Project Litigation. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision is adverse to the Landfill Project in that it sets aside a land exchange completed between the Company and BLM in October 1999 and two BLM rights-of-way.

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

The Company and the U.S. Department of Interior evaluated their alternatives with respect to the decision and each decided to appeal the decision to the U.S. 9th Circuit Court of Appeals. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. Oral argument in the case was held on December 6, 2007, before a three judge panel of the 9th Circuit Court of Appeals. While, the U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument on occasion the announcement of a decision may take substantially longer. Since oral argument in our appeal was held more than 16 months ago as of the date of the filing of this Report on Form 10-Q, the decision may be announced at any time. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, currently has a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities to be located at the Company’s Eagle Mountain mine site. ECEC has been pursuing this project for nearly 20 years. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and are the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. In addition, the ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC. As a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. ECEC is continuing to take certain steps necessary to seek a license and we will continue to oppose such efforts.

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

KAISER VENTURES LLC AND SUBSIDIARIES

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of our investments in MRC our ownership interest in MRC is currently 83.13%. Additional funding will be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-Q and discussed in more detail in the Company’s Annual Report on Form 10-K for 2008, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District or as a result of the adverse U.S. District Court decision. In addition, there can be no assurance: (a) that both parties will continue to extend the closing date; (b) as to the timing of the receipt of the purchase price if a closing does take place; and (c) that the ownership of the competing Mesquite Landfill Project by the District and its construction will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District.

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

West Valley Materials Recovery and Transfer Station

West Valley MRF, LLC was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”). This entity was formed to construct and operate the materials recovery facility and is referred to as the West Valley MRF. This facility is permitted to receive up to 7,500 tons per day of municipal solid waste. Currently, the facility is processing approximately 4,000+ tons per day of municipal solid waste and recyclable materials.

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the first quarter of 2009 have ranged from a low of .75% to a high of .95%; however, the average rate for the first quarter of 2009 has been 0.84%.

No cash distributions were received from the West Valley MRF during the first quarter of 2009. Given the adverse world-wide economy and the material decrease in commodity prices, we anticipate that there will be a material reduction in the amount of cash distributions received from the West Valley MRF in 2009.

KAISER VENTURES LLC AND SUBSIDIARIES

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-K for 2008. Waste volumes are also being negatively impacted by the down-turn in the California economy. Additionally the volatility of commodity prices and any material reduction in such prices, which are occurring, will negatively impact the revenues, margins and net income of the West Valley MRF. Governmental regulation and competition for and loss of expiring waste contracts would also negatively impact the West Valley MRF.

Eagle Mountain, California

Subsequent to the closure of the private prison at Eagle Mountain as of December 31, 2003, we developed and implemented a plan to partially mothball the Eagle Mountain Townsite. However, portions of Kaiser’s fee owned land at Eagle Mountain have occasionally been leased to third parties in connection with the training of U.S. military personnel, the filming of commercials and other similar types of uses. We will continue to explore these types of opportunities for the use of the land and facilities at Eagle Mountain. However, opponents to the landfill project often attempt to prevent us from exploring and from implementing alternative uses for our fee owned land at Eagle Mountain.

As a result of previous mining activities, it is estimated that there are over 150 million tons of rock stockpiled on our fee owned land at Eagle Mountain that is not a part of the Landfill Project. While we have sold and shipped rock of various quantities over the years, we are exploring marketing and other opportunities for the sale of material quantities of rock from this acreage. Shipments of rock are dependent upon market conditions and the Eagle Mountain mine having all necessary permits.

Lake Tamarisk

The Company continues to consider the possible sale of its property at Lake Tamarisk. However, given the current state of the California economy and based upon an analysis of the development opportunities that we have been exploring for our Lake Tamarisk property, we have indefinitely delayed such development opportunities.

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

Results of Operations

Table of Major Variances in Net Loss for the Quarters Ended March 31, 2009 and 2008:

Amount of Variances (Inc <Dec>)
Income from West Valley MRF, LLC	$(450,000
Current impact of adopting FAS 159	$(148,000)
Higher realized interest income	$50,000

KAISER VENTURES LLC AND SUBSIDIARIES

Analysis of Results for the Quarters Ended March 31, 2009 and 2008

Revenues. Total revenues for the first quarter of 2009 were $65,000, compared to $512,000 for 2008. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF decreased by $450,000 to $48,000. This decrease, which results from lower operating profit from the West Valley MRF, is due primarily to lower recyclable sales as a result of the impacts of the world-wide economic recession and the associated significant decrease in commodity prices which were partially offset by lower recyclable rebates.

Revenue from Eagle Mountain operations increased to $17,000 for the first quarter of 2009 from $14,000 for the same period in 2008. This increase is primarily the result of increased military and media related revenues.

Operating Costs. Operating costs decreased to $388,000 for the first quarter of 2009 from $477,000 for the same period in 2008. This decrease relates primarily to a decline in: (a) legal and consulting services associated with the development of the Eagle Mountain rock resources and the development of the Company’s land at Lake Tamarisk; and (b) other outside services.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first quarter of 2009 remained relatively constant at $472,000 compared to $479,000 for the same period in 2008 as increases in outside services related to temporary personnel were offset by reductions in other corporate expenses and increased cost allocations to Mine Reclamation, LLC and the West Valley MRF, LLC.

Net Interest and Investment Income. Net interest and investment income for the first quarter of 2009 was a loss of $21,000 compared to a gain of $93,000 for the same period in 2008. This change is the result of a temporary reduction in the “Market Value” of the Company’s short-term investments during the quarter. The current U.S. credit crisis has caused some of the Company’s commercial paper investments to decline in value as of March 31, 2009. The Company expects to hold these investments to maturity so that this decline in market value at March 31, 2009, is considered temporary. As of January 2008, the Company adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings or loss is reflected in income for the period in which they are earned. For the quarter ended March 31, 2009, the adoption of FAS 159 decreased investment income by $148,000.

Pre-Tax Income (Loss) and Income Tax Provision. The Company recorded a pre-tax loss of $816,000 in the first quarter of 2009 versus a pre-tax loss of $350,000 for the same period in 2008. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company, and imposed on Business Staffing Inc., the Company’s only corporate subsidiary; and a gross revenue tax imposed by the State of California.

Net Loss. For the first quarter of 2009, the Company incurred a net loss of $821,000, or $0.13 per unit, versus a loss of $377,000, or $0.05 per unit for the same period in 2008.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $131,000 to $986,000 at March 31, 2009 from $1,117,000 at December 31, 2008. Included in cash and cash equivalents is $709,000 and $785,000 held solely for the benefit of MRC at March 31,

KAISER VENTURES LLC AND SUBSIDIARIES

2009 and December 31, 2008, respectively. The decrease in cash and cash equivalents is primarily due to net short-term investment activity which included the liquidation of some short-term investments ($584,000). This decrease was partially offset by the effect of FASB 159 on the market value of the BSI SERP ($65,000); additional reclamation Financial Assurance ($28,000); net other cash used for operations ($552,000); and capitalized landfill expenditures of ($66,000).

Working Capital. During the first three months of 2009, current assets decreased $738,000 to $8.8 million, and current liabilities increased $23,000 to $2.0 million. The decrease in current assets was the net result of a decrease in short-term investments of $582,000; an increase in accounts and other receivables of $41,000 and a decrease of $131000 in cash and equivalents as discussed above. The increase in current liabilities is the net of a $73,000 increase in accounts payable; a $53,000 decrease in accrued liabilities as a result of Business Staffing Inc. (a subsidiary of the Company) payments of accrued bonuses, unit grants and income taxes; and a $2,000 increase in taxes payable. As a result, working capital decreased during the first three months of 2009 by $761,000 to $6.8 million at March 31, 2009.

Accounts Receivable and Other (Net). During the first three months of 2009, accounts receivable and other (net) increased by $41,000 which is primarily an increase in Accounts Receivable Trade.

Short-Term Investments. During the first three months of 2009, short-term investments decreased by $582,000. This is the net result of the sale of a portion of the Company’s investments to provide cash for operations and the adoption of FAS 159. At March 31, 2009, the Company had $5.8 million of its excess cash reserves invested in such investments. As of January 1, 2008, the Company has adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned. As of March 31, 2009, the adoption of FAS 159 decreased the value of short-term investments by $83,000.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, for the first three months of the year was $48,000 resulting in an increase the Company’s investment in the West Valley MRF. Our investment in the Landfill Project increased $66,000 during the first three months of 2009 due to continuing landfill development activities which were capitalized. Additionally, in June 2007 the Company approved a subscription agreement with MRC to provide, at a minimum, an additional $990,000 in working capital for MRC. The first installment of 60% ($594,000) of the minimum subscription amount was paid during the second quarter of 2007, the second and final installment was paid during the first quarter of 2008. Since all the owners of MRC did not purchase their respective pro rata interest in the private placement, we purchased the balance of such units, resulting in an additional investment. Accordingly, as a result of the last private placement our additional investment in MRC was a total of $1,057,000. As a result of the private placement, our ownership interest in MRC increased from 82.48% to 83.13%.

Other Assets. For the first three months of the year there was a decrease in other assets of $135,000 which is primarily the result of the amortization of the environmental insurance policy of $75,000, an increase in accumulated depreciation as of March 31, 2009 of $91,000, which were partially offset by a refundable additional Reclamation Financial Assurance deposit with the County of Riverside of $28,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2009, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of ProLogis, in its purchase of the Mill Site Property August 2000 would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

KAISER VENTURES LLC AND SUBSIDIARIES

Minority Interest. As of March 31, 2009, the Company has recorded $5,322,000 of minority interest relating to the approximately 17.0% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As disclosed in the Notes to the 2008 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The Company believes the following critical accounting policies are important to the portrayal of the Company’s financial condition and results.

Investments. The Company accounts for investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests its’ excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. As of January 1, 2008, the Company adopted (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. Due to the current U.S. credit crisis, the fair value of the Company’s commercial paper investments have fluctuated significantly. However, the Company expects to hold these investments to maturity, thereby mitigating any unknown fluctuations in fair value.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the millions of tons of rock stockpiled at the Eagle Mountain Site on our fee owned property that is not a part of the Landfill Project. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF and our investments. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members. In regard to the West Valley MRF, the most

KAISER VENTURES LLC AND SUBSIDIARIES

significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. Due to the current world-wide economic conditions and other factors, commodity prices, starting in the third quarter of 2008, declined dramatically. Over the last 60 days we have seen a modest improvement in commodity prices but such prices are still well below the prices at which commodities were being sold during the first half of 2008. This material decline in commodity prices along with reduced waste volumes due to the current economic recession will have a material negative impact on the West Valley MRF’ profitability and on distributions to the Company. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. As part of our strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us. Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.4 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the Landfill Project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior appealed the decision. Oral argument on this case was held on December 6, 2007. While the U.S. 9th Circuit of Appeals usually announces its decision six to twelve months following oral argument, , on occasion the announcement of a decision may take substantially longer. It has been over 16 months since oral argument was held and thus, the decision could be announced at any time. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the Landfill Project Sale Agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG Ontario, LLC substantially completed all material environmental remediation of this parcel pursuant to the terms of its agreement during 2002. CCG Ontario does have ongoing operations and maintenance obligation with respect to the Tar Pits Parcel. West Valley has the right to purchase the Tar Pits Parcel for $1.00.

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

In addition, we are exploring possible opportunities for the sale of rock from our fee owned land at Eagle Mountain. As a result of past mining activities, an estimated 150+ million tons of rock of various sizes were stockpiled near the Eagle Mountain Townsite on our fee owned land that is not a part of the Landfill Project. Sales of rock would be from property that is not a part of the Landfill Project. However, rock sales are subject to market conditions and the Company having all required permits.

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

Capital Resources. The Company initiated a self-tender offer in the fourth quarter of 2008 in response to a tender offer commenced by a third-party. While the Company’s Board of Managers recommended against the acceptance of either tender offer, the Company ultimately purchased 841,544 Class A Units as a result of its tender offer. The purchase of the units together with the expenses associated with both tender offers reduced our available cash by approximately $1 million. Even with the expenses associated with the tender offers and the cost of purchasing the units tendered Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales as well as expense reductions will be sufficient to satisfy the Company’s ongoing projected operating cash requirements for the next several years.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company currently expects to terminate operations and distribute substantially all available cash to its members once the cash maximization strategy is completed. The September 2005 adverse U.S. District Court decision concerning the Landfill Project will affect the completion date for, and may ultimately alter this strategy. The Company currently does not expect completion of this strategy for several years.

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

Based on its review of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. Specifically, in 2008, the Company requested that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and internally reviewed and tested its internal controls against its written procedures. The above conclusions are based upon the work performed. Additionally, during the first quarter of 2009, the Company further reviewed its controls and procedures and made modifications to provide additional checks and oversight as a part of the controls and procedures. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$986,000	$1,117,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500	171,000	131,000
Short-term investments (all reported at fair value)	5,830,000	6,412,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	596,000	661,000

	8,773,000	9,511,000

Eagle Mountain Landfill Investment	32,398,000	32,332,000

Investment in West Valley MRF	5,090,000	5,042,000

Land	2,465,000	2,465,000

Other Assets
Deferred income tax asset	75,000	75,000
Reclamation financial assurance	58,000	27,000
Unamortized environmental insurance premium	1,275,000	1,350,000
Buildings and equipment (net)	650,000	740,000

	2,058,000	2,192,000

Total Assets	$50,784,000	$51,542,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$154,000	$80,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	671,000	722,000

	2,015,000	1,992,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,800,000	2,810,000
Other accrued liabilities	250,000	250,000

	9,728,000	9,738,000

Total Liabilities	11,743,000	11,730,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at March 31, 2009 6,528,222, at December 31, 2008 6,453,362	33,719,000	34,490,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	33,719,000	34,490,000
Equity attributable to noncontrolling interest	5,322,000	5,322,000

Total Members’ Equity	39,041,000	39,812,000

Total Liabilities and Members’ Equity	$50,784,000	$51,542,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	Three Months Ended March 31
	2009	2008
Revenues
Income from equity method investment in the West Valley MRF, LLC	$48,000	$498,000
Eagle Mountain revenues	17,000	14,000

Total revenues	65,000	512,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000
Expenses related to Eagle Mountain	313,000	402,000

Total operating costs	388,000	477,000

Gross Income (Loss)	(323,000)	35,000
Corporate General and Administrative Expenses
Total corporate and administrative expense	472,000	479,000

Loss from Operations	(795,000)	(444,000)
Unrealized Gain (Loss) on Investments	(149,000)	15,000
Net Interest and Investment Income	128,000	79,000

Loss before Income Tax Provision	(816,000)	(350,000)
Income Tax Provision	5,000	27,000

Net Loss	(821,000)	(377,000)

Basic Loss Per Unit	$(0.13)	$(0.05)

Diluted Loss Per Unit	$(0.13)	$(0.05)

Basic Weighted Average Number of Units Outstanding	6,516,000	7,116,000
Diluted Weighted Average Number of Units Outstanding	6,516,000	7,116,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net loss	$(821,000)	$(377,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Unrealized (gain) loss on investments	83,000	(15,000)
Reclamation financial assurance	30,000	—
Equity income recorded	(48,000)	(498,000)
Cash distributions received	—	1,000,000
Depreciation and amortization	106,000	165,000
Class A Units / stock-based compensation expense	49,000	75,000
Changes in assets:
Receivables and other	(41,000)	31,000
Changes in liabilities:
Accounts payable and accrued liabilities	23,000	(160,000)
Environmental remediation expenditures	(10,000)	(34,000)

Net cash flows used in operating activities	(629,000)	187,000

Cash Flows from Investing Activities
Minority interest	—	57,000
Purchase of investments	(6,541,000)	(16,007,000)
Maturities of investments.	7,040,000	16,683,000
Capital acquisitions	—	(59,000)
Capitalized landfill expenditures	(66,000)	(71,000)

Net cash flows provided by investing activities	433,000	603,000

Cash Flows from Financing Activities
Decrease in restricted cash for BSI SERP	65,000	—

Net cash flows from financing activities	65,000	—

Net Changes in Cash and Cash Equivalents	(131,000)	790,000
Cash and Cash Equivalents at Beginning of Year	1,117,000	1,419,000

Cash and Cash Equivalents at End of Period	$986,000	$2,209,000

Supplemental disclosure of non-cash investing and financing activities

	2009	2008
Cash paid during the period for income taxes	$6,600	$302,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note	1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of March 31, 2009 and 2008, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2009, and results of operations and cash flows for the three month period ended March 31, 2009 and 2008.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2009 the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.” The classification of investment securities is reviewed by the Company as of the end each reporting period.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as it relates to recurring financial assets and liabilities. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Effective January 1, 2009, the Company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis in accordance with the deferral provisions of FASB Staff Position FAS 157-2. The adoption in 2009 had no impact on the financial statements.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The carrying value of cash and cash equivalents, accounts receivable and trade payables approximates the fair value due to their short-term maturities.

Following is a description of the valuation methodology used to measure short-term investments at fair value.

Available-for-sale securities are carried at fair value, which is based on observable market prices. The Company classified 100% of the available-for-sale securities reported at fair value as Level 1. Available-for-sale securities account for 100% of all assets reported at fair value at March 31, 2009.

Assets measured at fair value on a recurring basis include the following as of March 31, 2009:

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
(in thousands)
Assets as of March 31, 2009:
Cash and cash equivalents	$986,000	$986,000	—	—
Short-term investments	$5,830,000	$5,830,000	—	—
Assets as of December 31, 2008:
Cash and cash equivalents	$1,117,000	$1,117,000	—	—
Short-term investments	$6,412,000	$6,412,000	—	—

On a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived tangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Estimated fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

The Company has chosen to adopt FAS 159 for the measurement of short-term investments in an effort to more clearly identify the actual value of the investment and its earnings for the reporting period. At the end of a period the actual market value is compared to the actual cost and used to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2009 and December 31, 2008. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the first quarter.

AVAILABLE-FOR-SALE SECURITIES	MARCH 31, 2009	DECEMBER 31, 2008
Commercial Paper	$5,830,000	$6,412,000

Note	4. INVESTMENT IN WEST VALLEY MRF, LLC

Effective June 19, 1997, Kaiser Recycling Corporation (“KRC”) (now Kaiser Recycling, LLC) and West Valley Recycling & Transfer, Inc. (“WVRT”), a subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”), which are equal members of West Valley MRF, LLC, (a California limited liability company) entered into a Members

KAISER VENTURES LLC AND SUBSIDIARIES

Operating Agreement (“MOA”) which is substantially the equivalent of a joint venture agreement for a limited liability company. The construction and start up of the West Valley MRF was completed during December 1997.

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of March 31, 2009, the total outstanding Authority debt is $7,710,000.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	February 28, 2009	November 30, 2008
Current Assets	$8,001,000	$7,765,000
Property and Equipment (net)	11,691,000	11,910,000
Other Assets	85,000	99,000

Total Assets	$19,777,000	$19,774,000

Current Liabilities	$4,276,000	$4,370,000
CPCFA Bonds Payable – Long Term Portion	7,080,000	7,080,000
Members’ Equity	8,421,000	8,324,000

Total Liabilities and Members’ Equity	$19,777,000	$19,774,000

Income Statement Information:	2008	2007
For the Three Months Ended February 28
Net Revenues	$2,640,000	$3,718,000
Gross Profit	$137,000	$1,094,000
Net Income	$96,000	$997,000

KAISER VENTURES LLC AND SUBSIDIARIES

The increase in Current Assets and Members’ Equity for the West Valley MRF between November 30, 2008 and February 28, 2009, is due primarily to the fact that no cash distributions were made to either of the West Valley MRF’s two members.

The Company recognized equity income from the West Valley MRF of $48,000 and $498,000 for the first three months of 2009 and 2008, respectively. However, due to the current world-wide economic conditions and other factors, commodity prices starting in the third quarter of 2008, have begun to decline dramatically. If this decline continues it will have a material negative impact on the WVMRF’s profitability. As noted above, the Company did not receive any cash distributions from its investment in the West Valley MRF during the first quarter of 2009; however a $1 million dollar distribution was received for the first quarter of 2008.

Note	5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2009, concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (83.13% of which belongs to Kaiser) which exceeds its capitalized cost, however, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; and (c) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

KAISER VENTURES LLC AND SUBSIDIARIES

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. As a result of previous private placements, our current ownership interest in MRC increased is 83.13%. Additional funding will be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

Contingent Distributions on Class B, C and D Units. Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 1. Basis of Presentation Class B, C and D Units” above.

Note 7.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard effective January 1, 2009, which did not have an impact on its financial position, results of operations or cash flows as there have been no acquisitions that have been consummated after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company adopted this standard effective January 1, 2009, which did not have a material impact on its financial position, results of operations or cash flows as the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this standard effective January 1, 2009, which had no impact on its financial position, results of operations or cash flows as there were no derivative instruments or hedging activities after January 1, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The Company adopted this standard effective January 1, 2009, which did not have an impact on its financial position, results of operations or cash flows as the unvested share-based awards do not contain rights to receive nonforfeitable dividends.

In April 2008, FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”) was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. The Company adopted this standard effective January 1, 2009, which had no impact on its financial position, results of operations or cash flows.

KAISER VENTURES LLC AND SUBSIDIARIES

In April 2009, the FASB issued the three new accounting standards which are required to be adopted no later than periods ending after June 15, 2009. The Company is currently evaluating the impact of the following:

i. FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e., financial and nonfinancial) and will require enhanced disclosures.

ii. FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

iii. FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

[This Page Intentionally Left Blank]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-K for 2008 we are engaged in certain claims and litigation. As of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2008 except as discussed below:

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. No information was provided in the correspondence concerning the reasons why KSC Recovery, Inc. or the Company have been identified as a potentially responsible party and no amount of damages was alleged although apparently over $69 million has been spent to date to characterize the environmental problems affecting the Portland Harbor. Since this claim was recently received, the Company and KSC Recovery are in the very preliminary stages of investigating the matter. At the request of some of the potential plaintiffs in the matter, KSC Recovery, Inc. and the Company entered into a tolling agreement which will prevent immediate litigation of this claim. These claims have been tendered to our appropriate insurance carrier.

Current Land Exchange Litigation. As of the date of this report there still is no decision from the U.S. 9th Circuit Court of Appeals on our land exchange litigation appeal. Since oral argument in the case was held more than sixteen months ago, the decision could be announced at any time. However, we have no knowledge as to when the decision will be actually announced. For additional information on the federal land exchange litigation, please see: “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Business Update - Eagle Mountain Landfill Project Litigation.”

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

The Company repurchased 140 Class A Units in January 2009 at a price of $.90 per unit. The seller of these units was inadvertently not listed by the transfer agent in its final tally of units being sold to the Company as a result of the Company’s tender offer which was completed in December 2008. The error was discovered and the units were purchased in January 2009.

Effective April 15, 2009, the Board of Managers amended the Company’s Amended Operating Agreement to address the lack of an adjustment provision in the provisions addressing the terms and conditions of the Class C and D Units.

KAISER VENTURES LLC AND SUBSIDIARIES

Additionally, effective April 15, 2009, the Board of Managers authorized the issuance of restricted Class A Units to the following individuals with the number of restricted units specified opposite their respective name.

Individual	No. of Class A Units
Terry L. Cook	27,300
Gerald A. Fawcett	10,981
Richard E. Stoddard	17,929
James F. Verhey	28,402

Such units vest concurrently with the first distribution to unitholders provided the individual is still employed by the Company at the time of the distribution; provided, however, there shall be an acceleration of vesting if the individual’s employment is terminated for any reason other than a termination for “cause” or such individual voluntarily terminates his employment.

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

Report dated April 15, 2009, announcing an amendment to our Operating Agreement addressing the terms of the Class C and D Units.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: May 14, 2009	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: May 14, 2009	/s/ James F. Verhey
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer