Form 10-Q
period 2009-06-30
KAISER VENTURES LLC
filed 2009-08-12
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At August 3, 2009, the registrant had 6,617,834 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,501 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2008 Annual Report on Form 10-K and the Company’s Report on Form 10-Q for the quarter ended March 31, 2009. Those requesting a copy of the 10-K report and/or the 2009 first quarter 10-Q report that are not currently members of the Company may also obtain a copy of each report directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2008 Annual Report on Form 10-K and the Company’s 2009 first quarter Report on Form 10-Q as the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2008 Annual Report on Form 10-K and the Company’s first quarter 2009 Report on Form 10-Q for background information and a complete understanding as to material developments concerning the Company. Such reports can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, plus an estimated approximate $8.5 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision was appealed by the Company and by the U.S. Department of Interior to the U.S. 9th Circuit Court of Appeals. Oral argument was completed in the appeal in December 2007, and we are still waiting for the decision in such appeal;

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

•

The resources at the Eagle Mountain Site that are not a part of the Landfill Project such as rock. Over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project. The sale of such rock is subject to market conditions and the Company having all necessary permits; and

•

Land at Lake Tamarisk consisting of 71 residential lots, one lot with a house, and approximately 350 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles to the east of Palm Springs, California, and is approximately 8 miles from the Eagle Mountain Site.

As of June 30, 2009, we also had cash and cash equivalents, receivables and short and long-term investments of approximately $8,099,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.5 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by September 30, 2009. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals and we are awaiting the Court’s decision. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than September 30, 2009. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

The Company and the U.S. Department of Interior evaluated their alternatives with respect to the decision and each decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. Oral argument in the case was held on December 6, 2007, before a three judge panel of the 9th Circuit Court of Appeals. While the U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument, on occasion the announcement of a decision may take substantially longer. Since oral argument in our appeal was held more than 19 months ago as of the date of the filing of this Report on Form 10-Q, the decision may be announced at any time. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, currently has a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities to be located at the Company’s Eagle Mountain mine site. In June 2009 ECEC filed a license application with FERC for the potential project. However, in July 2009 FERC issued to ECEC a letter of more than fifteen pages in length discussing deficiencies and requests for additional information in connection with the license application. ECEC has been pursuing this project for nearly 20 years. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and are the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. In addition, the ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC. As a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. ECEC is continuing to take certain steps necessary to seek a license. We will continue to oppose ECEC’s licensing efforts.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Risks. As is discussed in this Report on Form 10-Q and discussed in more detail in the Company’s Annual Report on Form 10-K for 2008, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified or the contract terminated as a result of future discussions with the District or as a result of the adverse U.S. District Court decision. In addition, there can be no assurance: (a) that both parties will continue to extend the closing date; (b) as to the timing of the receipt of the purchase price if a closing does take place; and (c) that the ownership of the competing Mesquite Landfill Project by the District and its construction and operation will not adversely impact the negotiations and the closing on the sale of the Landfill Project to the District.

The September 2005 decision of the U.S. District Court to reverse a completed land exchange with the BLM, if fully affirmed on appeal, jeopardizes the viability of Landfill Project. While the Company and the Department of Interior have appealed the decision, there can be no assurance that the appeal will be successful. The litigation and appeal process has caused considerable delays to the Landfill Project. These delays have resulted in additional investments in MRC which in turn will reduce our projected return if the Landfill Project is ultimately sold. In addition, no assurance can be made that we will successfully and timely resolve these matters so as to avoid a material adverse effect on the Landfill Project and on our current plan to sell the Landfill Project to the District. If we are unable to manage any of these risks or uncertainties, we may not have a viable Landfill Project and/or may not be able to sell the Landfill Project and thus the value of our Class A Units could be materially reduced.

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

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the second quarter of 2009 have ranged from a low of .55% to a high of .82%; however, the average rate for the second quarter of 2009 has been 0.70%.

KAISER VENTURES LLC AND SUBSIDIARIES

No cash distributions were received from the West Valley MRF during the first six months of 2009; however, a $500,000 cash distribution was received in July 2009. Given the adverse world-wide economy and the material decrease in commodity prices, we anticipate that there will be a material reduction in the financial performance of and in the amount of cash distributions received from the West Valley MRF in 2009.

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

Eagle Mountain, California

Subsequent to the closure of the private prison at Eagle Mountain as of December 31, 2003, we developed and implemented a plan to partially mothball the Eagle Mountain Townsite. However, portions of Kaiser’s fee owned land at Eagle Mountain have occasionally been leased to third parties in connection with the training of U.S. military personnel, the filming of commercials and other similar types of uses. We will continue to explore these types of opportunities and other opportunities for the use of the land, facilities and other resources at Eagle Mountain. However, opponents to the landfill project often attempt to prevent us from exploring and from implementing alternative uses at Eagle Mountain.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Results of Operations

Table of Major Variances in Net Loss for the Quarters Ended June 30, 2009 and 2008:

Major Variances (Inc <Dec>)
Income from West Valley MRF, LLC	$(346,000)
G&A expenses	$(64,000)
Realized and unrealized gain on investments	$220,000
Income tax provision	$83,000

Analysis of Results for the Quarters Ended June 30, 2009 and 2008

Revenues. Total revenues for the second quarter of 2009 were $273,000, compared to $655,000 for 2008. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF decreased by $346,000 to $263,000. This decrease, which results from lower operating profit from the West Valley MRF, is due primarily to lower recyclable sales as a result of the impacts of the world-wide economic recession and the associated significant decrease in commodity prices which were partially offset by lower recyclable rebates paid by the West Valley MRF. In addition, the volumes of municipal waste and green waste processed by the West Valley MRF declined in the second quarter of 2009 as compared to the same period in 2008 due to the current economic recession.

Revenue from Eagle Mountain operations decreased to $10,000 for the second quarter of 2009 from $47,000 for the same period in 2008. This decrease is primarily the result of there being no salvage and scrap sales in the second quarter of 2009.

Operating Costs. Operating costs decreased to $436,000 for the second quarter of 2009 from $505,000 for the same period in 2008. This decrease relates primarily to: (a) a decline in consulting services associated with the development of the Eagle Mountain rock resources; and (b) the absence of bulk fuel purchases at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $510,000 for the second quarter of 2009 from $445,000 for the same period in 2008. This increase is primarily the result of an increase in other outside services associated with the cost of temporary personnel plus the cost of restricted units granted as part of the overall compensation package for the executive officers. These increases in outside services related to temporary personnel were partially offset by reductions in other corporate expenses and increased overhead cost allocations to Mine Reclamation, LLC and the West Valley MRF, LLC.

Net Interest and Investment Income. Net interest and investment income including, realized and unrealized gains/(losses) for the second quarter of 2009, was a net gain of $280,000 compared to a gain of $59,000 for the same period in 2008. Of the $280,000 of income for the second quarter of 2009, $155,000 relates to interest income and net realized and unrealized gains(losses) on the Company’s short-term investments and $125,000 relates to net realized and unrealized gains/(losses) on the Company’s SERP contributions. As of January 2008, the Company adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings or loss is reflected in income for the period in which they are earned.

Loss Before Income Tax Provision. The Company recorded a pre-tax loss of $393,000 in the second quarter of 2009 versus a pre-tax loss of $236,000 for the same period in 2008. The Company is taxed as a

KAISER VENTURES LLC AND SUBSIDIARIES

partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company and on Business Staffing Inc., the Company’s only corporate subsidiary plus a gross revenue tax imposed by the State of California.

Net Loss. For the second quarter of 2009, the Company incurred a net loss of $395,000, or $0.06 per unit, versus a loss of $321,000, or $0.04 per unit for the same period in 2008.

Analysis of Results for the Six Months Ended June 30, 2009 and 2008

Revenues. Total revenues for the first six months of 2009 were $338,000, compared to $1,168,000 for 2008. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF decreased by $796,000 to $311,000 for the first six months of 2009 as compared to the same period in 2008. This decrease in equity income from the West Valley MRF is the result of lower revenues relating to reduced transfer and green waste tonnage ($1,197,000) and related to lower recyclable sales ($2,808,000). Decreased revenues from commodity sales were partially offset by lower recyclable rebate payments paid by the West Valley MRF. The West Valley MRF also experienced lower transportation costs ($662,000) due to decreased fuel costs as our hauling contract includes fuel surcharges based on the price of fuel which decreased from the same period last year. The lower revenues were partially offset by rate increases which went into effect in July 2008. Finally, operating expenses decreased by $651,000 due primarily to reductions in payroll ($193,000); and maintenance of rolling stock ($238,000); and a drop in depreciation expense due to additional fully depreciated assets ($272,000).

Revenue from Eagle Mountain operations for the first six months of 2009 decreased to $27,000 from $61,000 for the same period in 2008. This decrease is primarily the result of decreased utilization of our fee owned property for military training and media activities.

Operating Costs. Operating costs decreased to $825,000 for the first six months from $982,000 for the same period in 2008 as a result of a drop in new business and land development expenses (other than landfill development expenses which are capitalized) at Eagle Mountain; a reduction in Eagle Mountain townsite maintenance expenses; and a decrease in Eagle Mountain site personnel costs.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first six months of 2009 increased 6% to $981,000 from $924,000 for the same period in 2008. This increase is primarily the result of an increase in other outside services associated with the cost of temporary personnel plus the cost of restricted units granted as part of the overall compensation package of the executive officers. These increases were partially offset by reductions in other corporate expenses and increased overhead cost allocations to Mine Reclamation, LLC and the West Valley MRF, LLC.

Net Interest and Investment Income. Net interest and investment income for the first six months of 2009 was $260,000 compared to $152,000 for the same period in 2008. Of the $260,000 of income for the first six months of 2009, $201,000 related to interest income and net realized and unrealized gains/(losses) on the Company’s short-term investments and $59,000 relates to net realized and unrealized gains/(losses) on the Company’s SERP Contributions.

Loss Before Income Tax Provision. The Company recorded a pre-tax loss of $1,208,000 in the first six months of 2009 versus a pre-tax loss of $586,000 for the same period in 2008. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, minor income taxes imposed on the Company, a gross revenue tax imposed by the State of California, and income taxes on Business Staffing Inc., the Company’s only corporate subsidiary. These taxes amounted to $7,000 for the first six months of 2009 versus $112,000 for the same period in 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Loss. For the first six months of 2009, the Company incurred a net loss of $1,215,000, or $0.19 per unit, versus a net loss of $698,000, or $0.10 per unit, reported for the same period in 2008.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $347,000 to $1,464,000 at June 30, 2009 from $1,117,000 at December 31, 2008. Included in cash and cash equivalents is $660,000 and $785,000 held solely for the benefit of MRC at June 30, 2009 and December 31, 2008, respectively. The increase in cash and cash equivalents is primarily due to net short-term investment activity which included the liquidation of some short-term investments ($1,869,000). This increase was offset by capital expenditures ($25,000); an increase in accounts receivable ($51,000); capitalized landfill expenditures ($143,000); and net cash used for operations ($1,303,000).

Working Capital. During the first six months of 2009, current assets decreased $1,412,000 to $8.1 million, and current liabilities decreased $120,000 to $1.9 million. The decrease in current assets was the net result of a decrease in short-term investments of $1,869,000; an increase in accounts and other receivables of $51,000; an increase in restricted cash and investments of $59,000 and the increase of $347,000 in cash and equivalents discussed above. The decrease in current liabilities is the net of a $20,000 decrease in accounts payable; a $101,000 decrease in accrued liabilities; and a $1,000 increase in taxes payable. As a result, working capital decreased during the first six months of 2009 by $1,292,000 to $6.2 million at June 30, 2009.

Accounts Receivable and Other (Net). During the first six months of 2009, accounts receivable and other current net assets increased by $51,000 which is primarily an increase in prepaid insurance.

Short-Term Investments. During the first six months of 2009, short-term investments decreased by $1,869,000. This is the net result of the sale of a portion of the Company’s investments to provide cash for operations. At June 30, 2009, the Company had $4.5 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, for the first six months of the year was $311,000 resulting in an increase the Company’s investment in the West Valley MRF. Our investment in the Landfill Project increased $143,000 during the first six months of 2009 due to continuing landfill development activities which were capitalized.

Other Assets. For the first six months of the year there was a decrease in other assets of $308,000 which is primarily the result of the amortization of the environmental insurance policy of $150,000, an increase in accumulated depreciation as of June 30, 2009 of $183,000, which were partially offset by the capital expenditure to purchase a new computer server and related equipment and software for the corporate office of $25,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2009, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of ProLogis, in its purchase of the Mill Site Property August 2000 would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

KAISER VENTURES LLC AND SUBSIDIARIES

Minority Interest. As of June 30, 2009, the Company has recorded $5,322,000 of minority interest relating to the approximately 17.0% ownership interest in MRC the Company does not own.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the millions of tons of rock stockpiled at the Eagle Mountain Site on our fee owned property that is not a part of the Landfill Project. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members. In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation,

KAISER VENTURES LLC AND SUBSIDIARIES

labor and disposal costs and (iv) future competition from competing facilities. Due to the current world-wide economic conditions and other factors, commodity prices, starting in the third quarter of 2008, declined dramatically. Over the last 120 days we have seen a modest improvement in commodity prices but such prices are still well below the prices at which commodities were being sold during the first half of 2008. This material decline in commodity prices along with reduced waste volumes due to the current economic recession will have a material negative impact on the West Valley MRF’s profitability and on distributions to the Company. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. As part of our strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.5 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the Landfill Project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior appealed the decision. Oral argument on this case was held on December 6, 2007. While the U.S. 9th Circuit of Appeals usually announces its decision six to twelve months following oral argument, on occasion the announcement of a decision may take substantially longer. It has been over 19 months since oral argument was held and thus, the decision could be announced at any time. If the decision is fully affirmed on appeal, the decision would jeopardize the viability of the landfill project. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the Landfill Project Sale Agreement. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Pending Sale.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In addition, we continue to explore possible opportunities at the Eagle Mountain Site including, military and law enforcement training, the temporary use of water resources and opportunities for the sale of rock from our fee owned land at Eagle Mountain. As a result of past mining activities, an estimated 150+ million tons of rock of various sizes were stockpiled near the Eagle Mountain Townsite on our fee owned land that is not a part of the Landfill Project. Sales of rock would be from property that is not a part of the Landfill Project. Rock sales are subject to market conditions and the Company having all required permits.

The Company’s Board of Managers in its April 2009 meeting decided not to continue pursuing the further development of our property at Lake Tamarisk although such property still remains available for sale. With regard to the Eagle Mountain Site, military and law enforcement training exercises have taken place in the past on portions of our fee owned property. A small military training exercise was held at such site in late July 2009. We continue to explore and pursue these types of opportunities.

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

•

To continue to hold our interest in West Valley, which pays cash distributions to us, until we believe we can negotiate a sale of our interest or otherwise create enhanced value for our members from the West Valley MRF; and

•

To maximize our revenue as we attempt to sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California. Our activities in this regard currently include exploring the sale or use of our resources such as rock at Eagle Mountain that are not a part of the Landfill Project. However, the Company recently determined that it would not continue pursuing the further development of its Lake Tamarisk property.

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,464,000	$1,117,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500	182,000	131,000
Short-term investments (all reported at fair value)	4,543,000	6,412,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	720,000	661,000

	8,099,000	9,511,000

Eagle Mountain Landfill Investment	32,475,000	32,332,000

Investment in West Valley MRF	5,353,000	5,042,000

Land	2,465,000	2,465,000

Other Assets
Deferred income tax asset	75,000	75,000
Reclamation financial assurance	27,000	27,000
Unamortized environmental insurance premium	1,200,000	1,350,000
Buildings and equipment (net)	582,000	740,000

	1,884,000	2,192,000

Total Assets	$50,276,000	$51,542,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$60,000	$80,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	622,000	722,000

	1,872,000	1,992,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,792,000	2,810,000
Other accrued liabilities	250,000	250,000

	9,720,000	9,738,000

Total Liabilities	11,592,000	11,730,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at June 30, 2009 6,617,834, at December 31, 2008 6,453,362	33,362,000	34,490,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	33,362,000	34,490,000
Equity attributable to noncontrolling interest	5,322,000	5,322,000

Total Members’ Equity	38,684,000	39,812,000

Total Liabilities and Members’ Equity	$50,276,000	$51,542,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenues
Income from equity method investment in the West Valley MRF, LLC	$263,000	$608,000	$311,000	$1,107,000
Eagle Mountain revenues	10,000	47,000	27,000	61,000

Total revenues	273,000	655,000	338,000	1,168,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	150,000	150,000
Expenses related to Eagle Mountain	361,000	430,000	675,000	832,000

Total operating costs	436,000	505,000	825,000	982,000

Gross Income (Loss)	(163,000)	150,000	(487,000)	186,000
Corporate General and Administrative Expenses
Total corporate and administrative expense	510,000	445,000	981,000	924,000

Loss from Operations	(673,000)	(295,000)	(1,468,000)	(738,000)
Net Realized and Unrealized Gain (Loss) on Investments	195,000	(25,000)	46,000	(10,000)
Net realized Interest and Investment Income	85,000	84,000	214,000	162,000

Loss before Income Tax Provision	(393,000)	(236,000)	(1,208,000)	(586,000)
Income Tax Provision—(Benefit)	2,000	85,000	7,000	112,000

Net Loss	(395,000)	(321,000)	(1,215,000)	(698,000)

Basic Loss Per Unit	$(0.06)	$(0.04)	$(0.19)	$(0.10)

Diluted Loss Per Unit	$(0.06)	$(0.04)	$(0.19)	$(0.10)

Basic Weighted Average Number of Units Outstanding	6,444,000	7,161,000	6,557,000	7,139,000
Diluted Weighted Average Number of Units Outstanding	6,444,000	7,161,000	6,557,000	7,139,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,215,000)	$(698,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Net realized and unrealized gain on investments	46,000	10,000
Equity income recorded	(311,000)	(1,107,000)
Cash distributions received	—	1,500,000
Depreciation and amortization	333,000	333,000
Class A Units / stock-based compensation expense	87,000	99,000
Changes in assets:
Receivables and other	(51,000)	(48,000)
Changes in liabilities:
Accounts payable and accrued liabilities	(117,000)	(334,000)
Environmental remediation expenditures	(17,000)	(57,000)

Net cash flows used in operating activities	(1,245,000)	(302,000)

Cash Flows from Investing Activities
Minority interest	—	57,000
Purchase of investments	(7,574,000)	(30,189,000)
Maturities of investments.	9,393,000	30,909,000
Capital acquisitions	(25,000)	(59,000)
Capitalized landfill expenditures	(143,000)	(162,000)

Net cash flows provided by investing activities	1,651,000	556,000

Cash Flows from Financing Activities
Increase in restricted cash for SERP	(59,000)	—

Net cash flows used by financing activities	(59,000)	—

Net Changes in Cash and Cash Equivalents	347,000	254,000
Cash and Cash Equivalents at Beginning of Year	1,117,000	1,419,000

Cash and Cash Equivalents at End of Period	$1,464,000	$1,673,000

Supplemental disclosure of non-cash investing and financing activities

	2009	2008
Cash paid during the period for income taxes	$8,200	$257,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note	1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at June 30, 2009, and results of operations for the three and six months and cash flows for the six month period ended June 30, 2009 and 2008.

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

The Company’s original $3.8 million premium for the prospective insurance policy was capitalized as a long-term asset and is being amortized on a straight-line basis over the 12 year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to SFAS No. 5 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Generally, unless previously accrued, the liability and the receivable relating to claims covered by this policy should occur in the same accounting period, thereby having no adverse or beneficial impact on the Company’s operating results for that accounting period.

Note	3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2009 the Company had investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.” The classification of investment securities is reviewed by the Company as of the end each reporting period.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Available-for-sale securities are carried at fair value, which is based on observable market prices. The Company classified 100% of the available-for-sale securities reported at fair value as Level 1. Available-for-sale securities account for 100% of all assets reported at fair value at June 30, 2009.

Assets measured at fair value on a recurring basis include the following as of June 30, 2009:

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of June 30, 2009:
Cash and cash equivalents	$1,464,000	$1,464,000	—	—
Short-term investments	$4,543,000	$4,543,000	—	—
Assets as of December 31, 2008:
Cash and cash equivalents	$1,117,000	$1,117,000	—	—
Short-term investments	$6,412,000	$6,412,000	—	—

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

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2009 and December 31, 2008. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the second quarter.

AVAILABLE-FOR-SALE SECURITIES	JUNE 30, 2009	DECEMBER 31, 2008
Commercial Paper	$4,543,000	$6,412,000

Note	4. INVESTMENT IN WEST VALLEY MRF, LLC

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of

KAISER VENTURES LLC AND SUBSIDIARIES

credit issued by Union Bank of California, N.A. (“Union Bank”). As of May 31, 2009, the total outstanding Authority debt is $7,710,000.

The payment schedule as of May 31, 2009, for the California Pollution Control Authority bonds is summarized below.

	PAYMENT SCHEDULE
YEAR	1997 BONDS	2000 BONDS		TOTAL
2009	$630,000	$—		$630,000
2010	$630,000	$—		$630,000
2011	$630,000	$—		$630,000
2012	$620,000	$—		$620,000
2013 thru
2029		$4,930,000	(1)	$4,930,000	(1)
2030		$270,000		$270,000

TOTAL	$2,510,000	$5,200,000		$7,710,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	May 31, 2009	November 30, 2008
Current Assets	$8,533,000	$7,765,000
Property and Equipment (net)	11,418,000	11,910,000
Other Assets	71,000	99,000

Total Assets	$20,022,000	$19,774,000

Current Liabilities	$3,996,000	$4,370,000
CPCFA Bonds Payable – Long Term Portion	7,080,000	7,080,000
Members’ Equity	8,946,000	8,324,000

Total Liabilities and Members’ Equity	$20,022,000	$19,774,000

Income Statement Information:	2009	2008
For the Three Months Ended May 31
Net Revenues	$2,692,000	$3,887,000
Gross Profit	$837,000	$1,572,000
Net Income	$263,000	$608,000

The increase in Current Assets and Members’ Equity for the West Valley MRF between November 30, 2008 and June 30, 2009, is due primarily to the fact that no cash distributions were made to either of the West Valley MRF’s two members.

The Company recognized equity income from the West Valley MRF of $311,000 and $1,107,000 for the first six months of 2009 and 2008, respectively. However, due to the current world-wide economic conditions and other factors, commodity prices starting in the third quarter of 2008, declined dramatically. As noted above, the Company did not receive any cash distributions from its investment in the West Valley MRF during the first six

KAISER VENTURES LLC AND SUBSIDIARIES

months of 2009; however a $5 million dollar distribution was received in July 2009. Although commodity prices have modestly increased over the last 120 days they still are significantly below the prices obtained during the first nine months of 2008. Accordingly, the financial performance of the West Valley MRF in 2009 will be materially lower in comparison to its financial performance in 2008.

Note 5.	EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2009, concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (83.13% of which belongs to Kaiser) which exceeds its capitalized cost, however, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; and (c) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

As of June 30, 2009, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.8 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior have appealed the decision to the U. S. 9th Circuit Court of Appeals. Oral argument on the appeal was held on December 6, 2007. The 9th Circuit Court Appeals usually announces its decision six to twelve months following oral argument. However, on occasion announcement on a decision may take substantially longer. If the adverse decision is fully affirmed on appeal, it would materially impact the viability of the Landfill Project in that it would prevent its development as currently permitted. In addition, the decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. As a result of previous private placements, our current ownership interest in MRC increased to 83.13%. Additional funding will be required to complete the sale of the Landfill Project assuming MRC is successful in its appeal of the current federal land exchange litigation. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement provides authoritative accounting literature that was previously addressed only in the auditing literature. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The Company adopted this standard during the second quarter of 2009 and its adoption did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 defines a new hierarchy for U.S. GAAP and establishes the FASB Accounting Standards Codification as the sole source for authoritative guidance to be applied by nongovernmental entities. SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008. The adoption of SFAS 168 will change the manner in which U.S. GAAP guidance is referenced, but it will not have any impact on our financial position or results of operations.

Note 8.	SUBSEQUENT EVENTS

We have evaluated events and transactions occurring after the balance sheet date through August 11, 2009, which is the date that the financial statements are issued, and noted no events that are subject to recognition or disclosure.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-K for 2008 and in our 2009 first quarter Report on Form 10-Q we are engaged in certain claims and litigation. As of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2008 and as reported and updated in our 2009 first quarter Report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

The Company repurchased 15,000 Class A Units in June 2009 at a price of $.65 per unit.

As previously reported, effective April 15, 2009, the Board of Managers amended the Company’s Amended Operating Agreement to address the lack of an adjustment provision in the provisions addressing the terms and conditions of the Class C and D Units. Additionally, the Board of Managers authorized the issuance of restricted Class A Units to the officers of the Company and to Mr. Fawcett as follows:

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

Effective as of June 1, 2009, the assets and liabilities of the Business Staffing, Inc. Supplemental Executive Retirement Plan were transferred to and assumed by Kaiser Ventures LLC. This transaction did not alter the financial contribution or payment terms under such plans.

KAISER VENTURES LLC AND SUBSIDIARIES

Members of the Board of Managers, other than Mr. Stoddard, were each issued 5,000 Class A Units of the Company in June 2009 in accordance with the Company’s equity compensation plan for its Board of Managers. The units will vest in January 2010.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31.1—Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 31.2—Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

Exhibit 32—Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

B.	Reports on Form 8-K

Report dated April 15, 2009, announcing an amendment to our Operating Agreement addressing the terms of the Class C and D Units.

Report dated June 1, 2009, announcing the assignment of assets and assumption of the liabilities of the Business Staffing, Inc. Supplemental Executive Retirement Plan effective June 1, 2009.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: August 12, 2009	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: August 12, 2009	/s/ James F. Verhey
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer