Form 10-Q
period 2009-09-30
KAISER VENTURES LLC
filed 2009-11-06
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

At November 2, 2009, the registrant had 6,611,425 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2008 Annual Report on Form 10-K and the Company’s Report on Form 10-Q for the quarter ended March 31, 2009 and Report on Form 10-Q for the quarter ended June 30, 2009. Those requesting a copy of the 10-K report and/or the 2009 10-Q reports that are not currently members of the Company may also obtain a copy of each report directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2008 Annual Report on Form 10-K and the Company’s 2009 first quarter Report on Form 10-Q and second quarter Report on Form 10-Q as the information contained herein is often an update of the information in such reports.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, plus an estimated approximate $8.55 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision was appealed by the Company and by the U.S. Department of Interior to the U.S. 9th Circuit Court of Appeals. Oral argument was completed in the appeal in December 2007, and we are still waiting for the decision in such appeal;

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

As of September 30, 2009, we also had cash and cash equivalents, receivables and short and long-term investments of approximately $8,558,000.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.55 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by December 31, 2009. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals and we are awaiting the Court’s decision. See “Landfill Project Litigation” below.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than December 31, 2009. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

The Company and the U.S. Department of Interior evaluated their alternatives with respect to the decision and each decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. There can be no assurance that the Company and the Department of Interior will be successful in their appeal. Oral argument in the case was held on December 6, 2007, before a three judge panel of the 9th Circuit Court of Appeals. While the U.S. 9th Circuit Court of Appeals usually announces its decisions six to twelve months following oral argument, on occasion the announcement of a decision may take substantially longer. Since oral argument in our appeal was held more than 23 months ago as of the date of the filing of this Report on Form 10-Q, the decision may be announced at any time. If the U.S. District Court’s decision is fully affirmed on appeal, the decision would jeopardize the viability of the Landfill Project and could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, currently has a preliminary permit with the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities to be located at the Company’s Eagle Mountain mine site. In June 2009 ECEC filed a license application with FERC for the potential project. However, in July 2009 FERC issued to ECEC a letter of more than fifteen pages in length discussing deficiencies and requests for additional information in connection with the license application. ECEC filed a response to such deficiency letter which FERC is now reviewing. ECEC has been pursuing this project for nearly 20 years. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and are the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. In addition, the ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC. As a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. ECEC is continuing to take certain steps necessary to seek a license. We will continue to oppose ECEC’s licensing efforts.

If the completed land exchange is ultimately and permanently reversed in accordance with the September 2005 U.S. District Court decision, certain lands currently owned in fee by Kaiser will revert back to federal lands, although a substantial amount of such lands will then be controlled by Kaiser

KAISER VENTURES LLC AND SUBSIDIARIES

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

West Valley Materials Recovery and Transfer Station

West Valley MRF, LLC was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”). This entity was formed to construct and operate the materials recovery facility and is referred to as the West Valley MRF. This facility is permitted to receive up to 7,500 tons per day of municipal solid waste. Currently, the facility is processing approximately 3,000 – 3,500 + tons per day of municipal solid waste and recyclable materials.

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the third quarter of 2009 have ranged from a low of .42% to a high of .68%; however, the average rate for the second quarter of 2009 has been 0.53%. These rates do not include the credit enhancement fee of approximately 1.25%, which is paid to the bank providing the credit enhancement.

KAISER VENTURES LLC AND SUBSIDIARIES

No cash distributions were received from the West Valley MRF during the first six months of 2009; however, a total of $1 million in cash distributions were received in the third quarter of 2009. Given the adverse world-wide economy and the material decrease in commodity prices that has occurred, and we anticipate will continue, there will be a material reduction in the financial performance of and in the amount of cash distributions received from the West Valley MRF for the remainder of 2009 and for 2010.

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

Eagle Mountain, California

Subsequent to the closure of the private prison at Eagle Mountain as of December 31, 2003, we developed and implemented a plan to partially mothball the Eagle Mountain Townsite. However, portions of Kaiser’s fee owned land at Eagle Mountain have occasionally been leased to third parties in connection with the training of U.S. military personnel, the filming of commercials and other similar types of uses. We will continue to explore these types of opportunities and other opportunities for the use of the land, facilities and other resources at Eagle Mountain. However, opponents to the landfill project often attempt to prevent us from investigating and developing alternative uses at Eagle Mountain.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Results of Operations

Table of Major Variances in Net Loss for the Quarters Ended September 30, 2009 and 2008:

Major Variances (Inc <Dec>)
Income from West Valley MRF, LLC	$(440,000)
G&A expenses	$60,000
Realized and unrealized gain on investments	$357,000
Income tax provision	$(371,000)

Analysis of Results for the Quarters Ended September 30, 2009 and 2008

Revenues. Total revenues for the third quarter of 2009 were $399,000, compared to $811,000 for 2008. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF decreased by $440,000 to $325,000. This decrease, which results from lower operating profit from the West Valley MRF, is due primarily to lower recyclable sales resulting from the significant decline in recyclable commodity prices (fiber and aluminum) associated with the world-wide economic recession and lower waste volume processed due to the impacts of the U.S. economic recession. These declines were partially offset by lower recyclable rebate expenses and lower operating expenses.

Revenue from Eagle Mountain operations increased to $74,000 for the third quarter of 2009 from $46,000 for the same period in 2008. This increase is primarily the result of increased military and media related revenues.

Operating Costs. Operating costs decreased to $465,000 for the third quarter of 2009 from $493,000 for the same period in 2008. This decrease relates primarily to: (a) a net decline in consulting services associated with the potential development of the Eagle Mountain rock and water resources; and (b) the absence of bulk fuel purchases for Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $482,000 for the third quarter of 2009 from $422,000 for the same period in 2008. This increase is primarily the result of an increase in salaries and outside legal and auditing and tax services. These increases were partially offset by reductions in other corporate expenses and increased overhead cost allocations to Mine Reclamation, LLC and the West Valley MRF, LLC.

Net Interest and Investment Income. Net interest and investment income, including realized and unrealized gains/(losses), for the third quarter of 2009 was a gain of $117,000 compared to a loss of $206,000 for the same period in 2008. Of the $117,000 income for the third quarter of 2009, $30,000 relates to interest income and net realized and unrealized gains(losses) on the Company’s short-term investments and $87,000 relates to unrealized gains on the Company’s SERP accounts. As of January 2008, the Company adopted FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” which permits the Company to choose to measure many financial instruments and certain investments at fair value. Such investments are marked to market at quarter end and all net unrealized earnings or loss is reflected in income for the period in which they are earned.

Loss Before Income Tax Provision. The Company recorded a pre-tax loss of $431,000 in the third quarter of 2009 versus a pre-tax loss of $310,000 for the same period in 2008. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary and; (b) a gross revenue tax imposed by the State of California.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Loss. For the third quarter of 2009, the Company incurred a net loss of $433,000, or $0.07 per unit, versus a loss of $684,000, or $0.10 per unit for the same period in 2008.

Analysis of Results for the Nine Months Ended September 30, 2009 and 2008

Revenues. Total revenues for the first nine months of 2009 were $737,000, compared to $1,979,000 for 2008. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF decreased by $1,236,000 to $636,000 for the first nine months of 2009 as compared to the same period in 2008. This decrease in equity income from the West Valley MRF is the result of lower revenues due to an overall 21% drop in waste volumes processed and a 48% decline in commodity sales due to lower commodity prices partially offset by a 12% decrease in MRF operating expenses and recycling rebates. These trends are expected to continue through the fourth quarter of 2009 and into 2010.

Revenue from Eagle Mountain operations for the first nine months of 2009 decreased to $101,000 from $107,000 for the same period in 2008. This decrease is primarily the result of decreased rentals of our fee owned property for military training and media activities.

Operating Costs. Operating costs decreased 12% to $1,290,000 for the first nine months from $1,475,000 for the same period in 2008 as a result of: (a) a reduction in new business and land development expenses (other than landfill development expenses which are capitalized) at Eagle Mountain; (b) a reduction in the Eagle Mountain Townsite maintenance expenses; and (c) a decrease in Eagle Mountain site personnel costs.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for the first nine months of 2009 increased 9% to $1,463,000 from $1,346,000 for the same period in 2008. This increase is primarily the result of an increase in outside services associated with the cost of temporary personnel plus the cost of restricted LLC units granted as part of the overall compensation package of the executive officers. These increases were partially offset by reductions in other corporate expenses and increased overhead cost allocations to Mine Reclamation, LLC and the West Valley MRF, LLC.

Net Interest and Investment Income. Net interest and investment income including, realized and unrealized gains/(losses) for the first nine months of 2009, was a net gain of $377,000 compared to a net loss of $54,000 for the same period in 2008. Of the $377,000 of income for the first nine months of 2009, $231,000 relates to interest income and unrealized gains on the Company’s short-term investments and $146,000 relates to net realized and unrealized gains/(losses) on the Company’s SERP accounts.

Loss Before Income Tax Provision. The Company recorded a pre-tax loss of $1,639,000 in the first nine months of 2009 versus a pre-tax loss of $896,000 for the same period in 2008. The Company is taxed as a partnership and, thus, the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary; and (b) a gross revenue tax imposed by the State of California. These taxes amounted to $10,000 for the first nine months of 2009 versus $486,000 for the same period in 2008. The sharp decline in taxes received for 2009 versus 2008 is a direct result of the significant decline in the stock market from the third quarter of 2008 through the third quarter of 2009.

Net Loss. For the first nine months of 2009, the Company incurred a net loss of $1,649,000, or $0.25 per unit, versus a net loss of $1,382,000, or $0.19 per unit, reported for the same period in 2008. The material increase in the per unit loss for the first nine months of 2009 as compared to the same period in 2008 reflects that there are fewer units outstanding as a result of the Company’s self-tender offer that closed in December 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $785,000 to $1,902,000 at September 30, 2009 from $1,117,000 at December 31, 2008. Included in cash and cash equivalents is $576,000 and $785,000 held solely for the benefit of MRC at September 30, 2009 and December 31, 2008, respectively. The increase in cash and cash equivalents is primarily due to net short-term investment activity which included the liquidation of some short-term investments ($1,882,000). This increase was offset by capital expenditures ($25,000); capitalized MRC landfill expenditures ($186,000); and net cash used for operations ($888,000).

Working Capital. During the first nine months of 2009, current assets decreased $953,000 to $8.6 million, and current liabilities decreased $35,000 to $1.9 million. The decrease in current assets was the net result of a decrease in short-term investments of $1,882,000; and a decrease in accounts and other receivables of $2,000; partially offset by an increase in restricted cash and investments of $146,000 and the increase of $785,000 in cash and equivalents discussed above. The decrease in current liabilities is primarily the result of a $41,000 decrease in accounts payable. As a result, working capital decreased during the first nine months of 2009 by $918,000 to $6.6 million at September 30, 2009.

Accounts Receivable and Other (Net). During the first nine months of 2009, accounts receivable and other current net assets decreased by $2,000 due to the net result of a reduction in accounts receivable trade and an increase in prepaid insurance.

Short-Term Investments. During the first nine months of 2009, short-term investments decreased by $1,882,000. This is the result of the sale of a portion of the Company’s investments to provide cash for operations. At September 30, 2009, the Company had $4.5 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $636,000 for the first nine months of the year, was offset by the receipt of cash distributions totaling $1.0 million resulting in a $364,000 decrease the Company’s investment in the West Valley MRF. Our investment in the MRC Landfill Project increased $186,000 during the first nine months of 2009 due to continuing landfill development activities which were capitalized.

Other Assets. For the first nine months of the year there was a decrease in other assets of $474,000 which is primarily the result of the amortization of the environmental insurance policy of $225,000, and an increase in accumulated depreciation as of September 30, 2009 of $274,000, which were partially offset by capital expenditures of $25,000.

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of September 30, 2009, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property August 2000 would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Minority Interest. As of September 30, 2009, the Company has recorded $5,322,000 of minority interest relating to the approximate 17.0% ownership interest in MRC the Company does not own.

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

The Company believes the following critical accounting policies, which comply with the Accounting Standards Codification (“ASC”), are important to the portrayal of the Company’s financial condition and results.

Investments. The Company accounts for investments under Section 320-10 of the ASC. The Company invests its’ excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. Due to the current U.S. credit crisis, the fair value of the Company’s commercial paper investments have fluctuated significantly. However, the Company expects to hold these investments to maturity, thereby mitigating any unknown fluctuations in fair value.

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest.

Landfill Permitting and Development. Through its 83.13% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Section 970-10 of the ASC, capitalizable landfill site development costs are recorded at cost and will be expensed when management determines that the capitalized costs provide no future benefit.

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3.8 million premium for the prospective insurance policy, which was reduced by a refund from the insurance carrier, is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to Section 450-10 of the ASC when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

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

KAISER VENTURES LLC AND SUBSIDIARIES

date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Conditional Asset Retirement Obligations. The Company accounts for certain asset retirement obligations at Eagle Mountain pursuant to Section 740-20 of the ASC. Based upon currently available information, the Company estimated during 2005 that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1.2 million. Pursuant to the ASC requirements of FIN 47, the Company increased its environmental reserve as of December 31, 2005 by $1.2 million to account for these conditional obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis is being depreciated over the remaining estimated time that such assets are expected to be owned by the Company, which were expected to be approximately 4 years beginning as of January 1, 2006.

Long-Lived Assets. In accordance with Section 410-20 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the millions of tons of rock stockpiled at the Eagle Mountain Site on our fee owned property that is not a part of the Landfill Project. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members. In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. Due to the current world-wide economic conditions and other factors, commodity prices, starting in the third quarter of 2008, declined dramatically. During the second quarter and third quarter of 2009 we have seen a modest improvement in commodity prices but such prices are still well below the prices at which commodities were being sold during the first half of 2008. This material decline in commodity prices along with reduced waste volumes due to the current economic recession have had and will continue to have a material negative impact on the West Valley MRF’s profitability and on distributions to the Company for the remainder of 2009 and into 2010. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

KAISER VENTURES LLC AND SUBSIDIARIES

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.55 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.13%.

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

In addition, we continue to explore possible opportunities at the Eagle Mountain Site including, military and law enforcement training, the temporary sale of water resources; opportunities for the sale of rock from our fee owned land at Eagle Mountain; and the potential siting of electrical generation projects in and around the Eagle Mountain Townsite. As a result of past mining activities, an estimated 150+ million tons of rock of various sizes were stockpiled near the Eagle Mountain Townsite on our fee owned

KAISER VENTURES LLC AND SUBSIDIARIES

land that is not a part of the Landfill Project. Sales of rock would be from property that is not a part of the Landfill Project. Rock sales are subject to market conditions and the Company having all required permits.

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

•

To continue to hold our interest in West Valley, which pays cash distributions to us, until we believe we can negotiate a sale of our interest or otherwise create enhanced value for our members from the West Valley MRF; and

•

To maximize our revenue as we attempt to sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California. Our activities in this regard currently include exploring the sale or use of our resources such as water and rock at Eagle Mountain that are not a

KAISER VENTURES LLC AND SUBSIDIARIES

part of the Landfill Project. However, the Company recently determined that it would not continue pursuing the further development of its Lake Tamarisk property.

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

Insurance. In furtherance of the cash maximization strategy, we purchased an insurance policy in 2001 for a term of twelve years that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for our ongoing and historical operations. The aggregate cost for this policy was approximately $5.8 million, of which KSC Recovery paid $2.0 million and the Company paid $3.8 million.

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

Based on its review of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. Specifically, since 2007, the Company has: (a) requested annually that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and (b) internally reviewed and tested the implementation of its internal controls against the Company’s written control procedures. The above conclusions are based upon the work performed. Additionally, during the first quarter of 2009, the Company further reviewed its controls and procedures and made modifications to provide additional checks and oversight as a part of the controls and procedures. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,902,000	$1,117,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500	128,000	131,000
Short-term investments (all reported at fair value)	4,530,000	6,412,000
Restricted cash held for
Conversion distribution	1,190,000	1,190,000
Contribution to Company SERP	808,000	661,000

	8,558,000	9,511,000

Eagle Mountain Landfill Investment	32,518,000	32,332,000

Investment in West Valley MRF	4,678,000	5,042,000

Land	2,465,000	2,465,000

Other Assets
Deferred income tax asset	75,000	75,000
Reclamation financial assurance	27,000	27,000
Unamortized environmental insurance premium	1,125,000	1,350,000
Buildings and equipment (net)	491,000	740,000

	1,718,000	2,192,000

Total Assets	$49,937,000	$51,542,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$39,000	$80,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	728,000	722,000

	1,957,000	1,992,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Deferred Lease Liability	12,000	—
Environmental remediation reserve	2,796,000	2,810,000
Other accrued liabilities	250,000	250,000

	9,736,000	9,738,000

Total Liabilities	11,693,000	11,730,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at September 30, 2009 6,611,425, at December 31, 2008 6,453,362	32,922,000	34,490,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	32,922,000	34,490,000
Equity attributable to noncontrolling interest	5,322,000	5,322,000

Total Members’ Equity	38,244,000	39,812,000

Total Liabilities and Members’ Equity	$49,937,000	$51,542,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Revenues
Income from equity method investment in the West Valley MRF, LLC	$325,000	$765,000	$636,000	$1,872,000
Eagle Mountain revenues	74,000	46,000	101,000	107,000

Total revenues	399,000	811,000	737,000	1,979,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	225,000	225,000
Expenses related to Eagle Mountain	390,000	418,000	1,065,000	1,250,000

Total operating costs	465,000	493,000	1,290,000	1,475,000

Gross Income (Loss)	(66,000)	318,000	(553,000)	504,000
Corporate General and Administrative Expenses
Total corporate and administrative expense	482,000	422,000	1,463,000	1,346,000

Loss from Operations	(548,000)	(104,000)	(2,016,000)	(842,000)
Net Realized and Unrealized Gain (Loss) on Investments	101,000	(256,000)	147,000	(266,000)
Net realized Interest and Investment Income	16,000	50,000	230,000	212,000

Loss before Income Tax Provision	(431,000)	(310,000)	(1,639,000)	(896,000)
Income Tax Provision	2,000	374,000	10,000	486,000

Net Loss	(433,000)	(684,000)	(1,649,000)	(1,382,000)

Basic Loss Per Unit	$(0.07)	$(0.10)	$(0.25)	$(0.19)

Diluted Loss Per Unit	$(0.07)	$(0.10)	$(0.25)	$(0.19)

Basic Weighted Average Number of Units Outstanding	6,374,100	7,083,000	6,576,567	7,156,000
Diluted Weighted Average Number of Units Outstanding	6,374,100	7,083,000	6,576,567	7,156,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,649,000)	$(1,382,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Net realized and unrealized gain on investments	(110,000)	266,000
Equity income recorded	(636,000)	(1,872,000)
Cash distributions received	1,000,000	2,000,000
Depreciation and amortization	499,000	503,000
Deferred income tax valuation allocations	—	328,000
Class A Units / stock-based compensation expense	81,000	99,000
Changes in assets:
Receivables and other	2,000	32,000
Changes in liabilities:
Accounts payable and accrued liabilities	(24,000)	(149,000)
Environmental remediation expenditures	(13,000)	(61,000)

Net cash flows used in operating activities	(850,000)	(236,000)

Cash Flows from Investing Activities
Minority interest	—	57,000
Purchase of investments	(11,108,000)	(45,202,000)
Maturities of investments.	12,954,000	45,739,000
Capital acquisitions	(25,000)	(59,000)
Capitalized landfill expenditures	(186,000)	(281,000)

Net cash flows provided by investing activities	1,635,000	254,000

Net cash flows used by financing activities	—	—

Net Changes in Cash and Cash Equivalents	785,000	18,000

Cash and Cash Equivalents at Beginning of Year	1,117,000	1,419,000

Cash and Cash Equivalents at End of Period	$1,902,000	$1,437,000

Supplemental disclosure of non-cash investing and financing activities

	2009	2008
Cash paid during the period for income taxes	$8,200	$302,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of September 30, 2009 and 2008, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at September 30, 2009, and results of operations for the three and nine months and cash flows for the nine month period ended September 30, 2009 and 2008.

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

The Company’s original $3.8 million premium for the prospective insurance policy was capitalized as a long-term asset and is being amortized on a straight-line basis over the 12 year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to Section 450-10 of the ASC when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Generally, unless previously accrued, the liability and the receivable relating to claims covered by this policy should occur in the same accounting period, thereby having no adverse or beneficial impact on the Company’s operating results for that accounting period.

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At September 30, 2009 the Company had all of its investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.” These investments fall into Level 1 in the following description of hierarchy levels established by Section 820-10 of the ASC and are therefore priced at observable market value.

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

Assets measured at fair value on a recurring basis include the following as of September 30, 2009:

KAISER VENTURES LLC AND SUBSIDIARIES

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of September 30, 2009:
Cash and cash equivalents	$1,902,000	$1,902,000	—	—
Short-term investments	$4,530,000	$4,530,000	—	—

Assets as of December 31, 2008:
Cash and cash equivalents	$1,117,000	$1,117,000	—	—
Short-term investments	$6,412,000	$6,412,000	—	—

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

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of September 30, 2009 and December 31, 2008. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the second quarter.

AVAILABLE-FOR-SALE SECURITIES	SEPTEMBER 30, 2009	DECEMBER 31, 2008
Commercial Paper	$4,530,000	$6,412,000

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of September 30, 2009, the total outstanding Authority debt is $7,080,000.

The payment schedule as of August 31, 2009, for the California Pollution Control Authority bonds is summarized below.

KAISER VENTURES LLC AND SUBSIDIARIES

	PAYMENT SCHEDULE
	1997	2000
YEAR	BONDS	BONDS		TOTAL
2010	$630,000	$—		$630,000
2011	$630,000	$—		$630,000
2012	$620,000	$—		$620,000
2013 thru
2029		$4,930,000	(1)	$4,930,000	(1)
2030		$270,000		$270,000

TOTAL	$1,880,000	$5,200,000		$7,080,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	August 31, 2009	November 30, 2008
Balance Sheet Information:

Current Assets	$8,070,000	$7,765,000
Property and Equipment (net)	11,342,000	11,910,000
Other Assets	59,000	99,000

Total Assets	$19,471,000	$19,774,000

Current Liabilities	$4,425,000	$4,370,000
CPCFA Bonds Payable – Long Term Portion	6,450,000	7,080,000
Members’ Equity	8,596,000	8,324,000

Total Liabilities and Members’ Equity	$19,471,000	$19,774,000

	2009	2008
Income Statement Information:

For the Nine Months Ended August 31
Net Revenues	$8,140,000	$11,557,000
Gross Profit	$2,189,000	$4,770,000
Net Income	$1,272,000	$3,741,000

The increase in Current Assets and Members’ Equity for the West Valley MRF between November 30, 2008 and August 31, 2009, is due primarily to the fact that cash distributions to the West Valley MRF’s two members were reduced significantly from 2008.

The Company recognized equity income from the West Valley MRF of $636,000 and $1,872,000 for the first nine months of 2009 and 2008, respectively. However, due to the current world-wide economic conditions and other factors, commodity prices starting in the third quarter of 2008, declined dramatically. As noted above, the Company has received reduced cash distributions from its investment in the West Valley MRF during the first nine months of 2009. Although commodity prices have modestly increased over the last 180 days they still are significantly below the prices obtained during the first nine months of 2008. Accordingly, the financial performance of the West Valley MRF in 2009 will be materially lower in comparison to its financial performance in 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of September 30, 2009, concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (83.13% of which belongs to Kaiser) which exceeds its capitalized cost; however, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; and (c) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Note 6. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 2, effective June 30, 2001, the Company purchased a 12-year $50 million insurance policy which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to ASC 450-10 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

As of September 30, 2009, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.8 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Note 7. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In June 2009, the FASB revised the Generally Accepted Accounting Principles (GAAP) Topic, ASC 105, to establish a hierarchy of GAAP to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The amended provisions of ASC 105 are effective for interim and annual periods ending after September 15, 2009. The company adopted the provisions of ASC 105 effective September 30, 2009, and it did not have a material impact on the company’s consolidated financial position, results of operations or cash flows; however, the company is disclosing codification citations in place of corresponding references to legacy accounting pronouncements.

In May 2009, the FASB issued the Subsequent Events Topic, ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The company adopted the provisions of ASC 855 effective June 30, 2009, and it did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB revised the Financial Instruments Topic, ASC 825-10-65, to require disclosures about fair value of financial instruments in interim financial statements. ASC 825-10-65 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The company adopted the disclosure requirements of ASC 825-10-65 on June 30, 2009. The adoption of ASC 825-10-65 resulted in increased disclosures in our interim periods and had no impact on the company’s consolidated financial position, results of operations or cash flows.

Note 8. SUBSEQUENT EVENTS

We have evaluated events and transactions occurring after the balance sheet date through November 10, 2009, which is the date that the financial statements are issued, and noted no events that are subject to recognition or disclosure.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-K for 2008 and in our 2009 first quarter Report on Form 10-Q and second quarter Report on Form 10-Q, we are engaged in certain claims and litigation. The Company’s various litigation matters, except for the federal land exchange litigation, are generally in the discovery stage and some matters have had informal settlement discussions. However, as of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2008, and as reported and updated in our 2009 first quarter Report on Form 10-Q and second quarter Report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

The Company repurchased 6,300 Class A Units in August 2009 at $.90 per unit. These units had been properly tendered in the Company’s 2008 tender offer but were not processed by the transfer agent until their error was discovered.

In September 2009 the Company also repurchased 109 Class A Units at a price of $.65 per unit.

The employment agreement with each executive officer was amended November 4, 2009. In summary, the amendment clarifies the circumstances requiring the payment of severance.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 10.1 - First Amendment to Employment Agreement between Richard E. Stoddard and Business Staffing, Inc. dated November 4, 2009.*

Exhibit 10.2 - First Amendment to Employment Agreement between James F. Verhey and Business Staffing, Inc. dated November 4, 2009.*

Exhibit 10.3 - First Amendment to Employment Agreement between Terry L. Cook and Business Staffing, Inc. dated November 4, 2009.*

*	Management contract or compensation plan or arrangement.

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC

Date: November 6, 2009	/s/ RICHARD E. STODDARD
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: November 6, 2009	/s/ JAMES F. VERHEY
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer