Form 10-K
period 2009-12-31
KAISER VENTURES LLC
filed 2010-03-26
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐     (The registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The Class A Units are not publicly traded and thus, no public float exists and an aggregate market value of the Company’s Class A Units cannot be determined.

At March 15, 2010, 6,686,425 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Annual Report on Form 10-K are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, website posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our current assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, the averse decision of the U.S. 9th Circuit Court of Appeals in November 2009 impacting the viability of the Eagle Mountain landfill project pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits, including the taxation of the Company as a partnership; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Business Strategy

General. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing certain assets remaining after the bankruptcy. In summary, our principal assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert. This landfill project is currently subject to a contract for its sale

KAISER VENTURES LLC AND SUBSIDIARIES

to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million plus accrued interest which is estimated to be approximately $8.35 million from May 2001 to the date of this Report on Form 10-K. The sale is subject to a number of conditions, several of which remain to be fully satisfied. In September 2005 the Company received an adverse U.S. District Court decision involving the landfill project that we, along with the U.S Department of Interior, appealed to the U.S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision on the appeal from the U.S. District Court. The majority opinion was adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project. The adverse decision of the U.S. 9th Circuit Court of Appeals materially impacts the viability of the landfill project. We are seeking further review of the adverse decision by a broader panel of judges from the U.S. 9th Circuit Court of Appeals but whether such review is granted is discretionary with the court;

•

A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF;

•

Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. Millions of tons of stockpiled rock are located on this acreage. However, the decision reversing a completed land exchange between Kaiser and the United States Bureau of Land Management (“BLM”), if ultimately upheld on appeal, will change the amount and nature of a material portion of Kaiser’s land holdings at the Eagle Mountain Site;

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

As of December 31, 2009, we also had cash and cash equivalents, receivables and short-term investments of approximately $6.23 million.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. Under this strategy, Kaiser is seeking to:

•

Resolve the outstanding litigation in connection with the related federal land exchange for such project and complete the sale of the landfill project at the Eagle Mountain Site. However, as discussed in this Annual Report on Form 10-K, to date, we have lost the land exchange litigation at the U.S. District Court level and at the U.S. 9th Circuit Court of Appeals. We are seeking further review of such decisions. However, due to the current results of this litigation it is a possible that there ultimately may not be a viable landfill project;

•

Reduce the risk to Kaiser from outstanding environmental and other similar types of liabilities by purchasing additional insurance coverage and negotiating with purchasers of our properties to assume liability risks as part of the sale transaction;

KAISER VENTURES LLC AND SUBSIDIARIES

•	Continue to hold our 50% interest in West Valley MRF, which pays cash distributions to Kaiser, until we believe it is appropriate to sell this asset;

•	Explore other opportunities for use of the Eagle Mountain Site, including the development of the millions of tons of rock stockpiled at the site;

•	Sell the Company’s other miscellaneous assets, such as surplus property in Southern California; and

•	Minimize our general and administrative expenses as we sell our remaining assets.

Consistent with this strategy, Kaiser Inc. completed or entered into a number of transactions which sold a number of our original asset holdings including the land constituting the former steel mill site and water rights we owned associated with the former steel making operations. For additional information on these transactions see “Item 1. BUSINESS - Historical Operations and Completed Transactions” in this Annual Report on Form 10-K. These transactions ultimately allowed a $2.00 return of capital distribution to shareholders in 2000 and, with the conversion of Kaiser Inc. to a limited liability company in November 2001, shareholders received $10 per share plus one Class A Unit in Kaiser LLC upon surrender of their Kaiser Inc. stock. We have also taken steps to minimize any exposure we may have to liabilities resulting from the historical operations of the former KSC.

Impact of Adverse U.S. 9th Circuit Decision and Adverse Economy on Cash Maximization Strategy. We continue to undertake activities that evaluate and implement the cash maximization strategy. However, with the adverse U.S. 9th Circuit Court of Appeals decision and with the material downturn in the worldwide economy that has undoubtedly impacted the value of our other assets, we currently are in the process of evaluating how best to implement the cash maximization strategy. A final decision will not be made until we know the outcome of our request to have the U.S. 9th Circuit Court of Appeals further review the existing adverse landfill decision and a determination of the time and expense required to “fix” the land exchange with the U.S. Bureau of Land Management, referred to as the BLM. If the adverse U.S. 9th Circuit Court of Appeals decision stands as currently written, it would alter and would certainly impact the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. For additional information on the adverse federal land exchange litigation involving the landfill please see “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Litigation.”

Repurchase of Units. In September 2008 an unaffiliated third party initiated a tender offer to purchase up to 1,400,000 of the Company’s Class A Units at a price of $.50 per unit less a pro-rata portion of the associated transfer costs. The Company’s Board of Managers recommended that the owners of the Company’s Class A Units not sell their units for such price. In response to such tender offer and in recognition that some unitholders may have had a pressing need or desire to sell their units in the Company, the Company commenced its own tender offer for Class A Units at $.90 per unit net of all transfer costs. Even though the Company commenced a self-tender offer, the Company’s Board of Managers recommended that owners of Class A Units not sell their units. The unaffiliated third party ultimately terminated its tender offer without purchasing any units. The Company’s tender offer closed on December 1, 2008. The Company purchased 841,544 Class A Units as a result of its tender offer which closed on December 1, 2008. An additional 21,949 Class A Units were purchased by the Company in during 2009. All repurchased units were cancelled resulting in a corresponding decrease in the number of Class A Units issued and outstanding.

EAGLE MOUNTAIN LANDFILL PROJECT AND PENDING SALE

Description of the Eagle Mountain Site. Kaiser’s Eagle Mountain Site located in the remote California desert approximately 200 miles east of Los Angeles, currently consisting of approximately

KAISER VENTURES LLC AND SUBSIDIARIES

10,800 acres that contains three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. In 1988, Kaiser leased what is now approximately 4,654 acres of the mine site and the rail line to MRC for development of a rail-haul solid-waste landfill. As discussed in more detail below, the amount and nature of the acreage owned and controlled at the Eagle Mountain Site would change if the November 2009 U.S. 9th Circuit Court of Appeals decision affirming in part a 2005 U.S. District Court decision setting aside a land exchange completed between the Company and the BLM in October 1999 becomes the final decision. As noted above, we are seeking further review of the adverse U.S. 9th Circuit Court of Appeals decision.

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

Pending Sale of the Landfill Project

Background. In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million. Under the terms of that agreement, upon closing of the sale, $39 million of the total purchase price is to be deposited into an escrow account. This money would then be released to MRC on the resolution of certain litigation contingencies. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange which is discussed below. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and was originally to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity. However, the District has received the necessary permits for the expansion of its Puente Hills landfill and thus, the full purchase price would be placed into escrow when the initial closing has occurred. As discussed in more detail in “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Exchange Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which, jeopardized the viability of the landfill project and its sale to the District. This decision was appealed to the U.S. 9th Circuit Court of Appeals. In November 2009 in a 2 to 1 decision, the panel majority upheld, in part, the U.S. District Court decision setting aside the land exchange. We are seeking further review of adverse U.S. 9th Circuit Court of Appeals decision but review by an en banc panel of the U.S. 9th Circuit is totally discretionary. This adverse decision, if it becomes final, jeopardizes the viability of the current landfill project. Accordingly, receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if ever the sale may be completed.

KAISER VENTURES LLC AND SUBSIDIARIES

The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title matters, and negotiating mutually acceptable joint use agreements and resolution of outstanding litigation. We have been working on resolving various title issues, obtaining necessary consents and otherwise working toward a closing. However, resolution of all remaining issues will not occur until and unless there is a positive decision in or other positive resolution of the land exchange litigation. Although the contractual expiration date is currently June 30, 2010, the date has already been extended numerous times. The conditions to closing are not expected to be met by the current expiration date, and the parties will individually determine whether to extend the closing date one or more additional times. In addition, as discussed in more detail below, the adverse U.S. 9th Circuit Court of Appeals decision involving the federal land exchange may impact the sale of the landfill project to the District. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. See “Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Risks Factors” for a more detailed discussion of some of the material risk factors facing the landfill project and its sale.

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

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. As a result of prior MRC private placements and in exchange for releasing the economic benefits of the lease with MRC and granting MRC the option to acquire the landfill project site for $1.00, we have increased our original 70% ownership interest in MRC acquired in 1995 to 83.13%. Future funding of MRC will be required to cover such items as continuing the current litigation effort. The completion of the pending sale to the District if there is a positive resolution of the land exchange litigation and railroad repairs but there is no assurance that such funding will be obtained.

Current Status

Approval by Riverside County of the Landfill Project; Development Agreement. Between 1992 and 1995, MRC faced legal challenges to its application and receipt of regulatory permits and consents required to operate the landfill project. In March 1995, MRC again initiated the necessary permitting process by filing its land use applications with Riverside County and working with the County and U.S. Bureau of Land Management, referred to as the BLM, in securing the certification and approval of a new environmental impact report, or an EIR. After extensive public comment, the new EIR was released to the public in January 1997, and received final approval from the Riverside Board of Supervisors in September 1997. In connection with the final approval of the landfill project by Riverside County, MRC agreed to indemnify the County from any lawsuit to which the County may become a party as a result of the approval of the landfill project. This indemnity agreement is secured by a $500,000 letter of credit. Riverside County is not currently a party to any landfill related litigation.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In October 2005 following the adverse U.S. District Court decision on the land exchange litigation, one member of the Riverside Board of Supervisors attempted to terminate the existing Riverside County approvals for the landfill project. Such attempt was defeated with the only supervisor voting in favor of the proposal to terminate the existing approvals being the supervisor that proposed the termination of the county’s approvals. This same county supervisor originally opposed and voted against the landfill project in 1997. In January 2010 Riverside County filed an amicus brief in support of our petition for a rehearing or an en banc hearing before the U.S. 9th Circuit Court of Appeals.

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

Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argue that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. Nearly three years after the final brief in the case was filed, on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in the case. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals.

KAISER VENTURES LLC AND SUBSIDIARIES

On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and landfill project appeal. In a 2 to 1 decision the majority opinion was adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. The majority opinion found that: (i) the discussion of eutrophication (the introduction of nutrients, in this case primarily nitrogen, as a result of the landfill) was not adequately organized in the EIS; (ii) the statement of purpose and need for the project was unduly narrow resulting in an inadequate analysis of a reasonable range of alternatives to the proposed land exchange; and (iii) there was an inadequate appraisal of the lands in the land exchange due to the failure of the “highest and best use” analysis to take into account the probable use of the public lands as a landfill. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project.

Both the panel majority and dissent concluded that the U.S. District Court was in error with regard to the bighorn sheep issue because there was substantial evidence in the record that bighorn sheep had been appropriately studied and analyzed. In addition, the majority and dissent also rejected a cross appeal of various environmental matters, finding that the agency’s analysis and explanation complied with applicable law for: (i) noise; (ii) night lighting; (iii) desert tortoise; (iv) groundwater; (v) air quality; and (vi) visual impacts relating to Joshua Tree National Park.

We are seeking further review of the adverse U.S. 9th Circuit Court of Appeals decision by a broader panel of judges from the U.S. 9th Circuit Court of Appeals. Whether such further review is granted is totally discretionary with the court. If the current U.S. 9th Circuit Court of Appeals decision remains as written, such decision would jeopardize the viability of the current landfill project. In addition, such decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement.

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

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, is pursuing a license from the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and the subject of the pending sale to the District. ECEC has been pursuing this project off and on for nearly 20 years. The Company has not agreed to sell or lease this property to ECEC. We, along with others, oppose the ECEC project. It remains unclear to us if ECEC is anything more than a shell company and if it has the financial ability to

KAISER VENTURES LLC AND SUBSIDIARIES

pursue the project. This project was essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. ECEC has filed for a necessary water quality permit from the State of California and filed its final license application with FERC in 2009. In January 2010 FERC determined that ECEC’s license application was ready for environmental review. The ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC.

If the completed land exchange is ultimately and permanently reversed in accordance with the September 2005 U.S. District Court decision as affirmed in part by the U.S. 9th Circuit Court of Appeals, certain lands currently owned in fee by Kaiser will revert back to federal lands, although a substantial amount of such lands will then be controlled by Kaiser because of its federal mining claims. As a result of any final reversal to federal ownership, a portion of the land may be subject to a title encumbrance associated with the issuance of the preliminary permit to ECEC by FERC.

Risk Factors

As discussed in this Annual Report on Form 10-K, there are numerous risks associated with MRC and the landfill project. The landfill project has been and continues to be the subject of extensive litigation which has and will continue to substantially delay the landfill project and which could ultimately lead to termination of the landfill project. The adverse U.S. 9 th Circuit Court of Appeals decision involving the completed land exchange substantially increases the likelihood of these risks. If the current adverse land exchange litigation is not favorably resolved through a rehearing or a rehearing en banc by the U.S. 9th Circuit of Appeals or otherwise resolved by further appeal or in a manner that a cure can be reasonably undertaken, the landfill project will not be viable as currently permitted. If the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the landfill project would not be completed and the Company might have to abandon Eagle Mountain and its investment in MRC. The adverse U.S. 9th Circuit Court of Appeals decision materially increases the possibility of such scenario. If this should occur, the Company may seek to pursue other possible opportunities at the Eagle Mountain site or it may modify the existing proposed landfill project.

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

The West Valley MRF includes an approximate 140,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services. The facility is currently permitted to handle 7,500 tons of municipal solid waste and recyclable materials per day. As part of its recyclable operations, the West Valley MRF processes for sale in the commodities markets certain materials, including paper, cardboard, aluminum, plastic and glass. West Valley MRF is currently processing, on average, approximately 3,250—3,750 tons of municipal solid waste and recyclable materials per day. This processing level is significantly less than in previous years (prior to the fourth quarter of 2008) primarily due to the adverse impacts of the worldwide economic recession. The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations and, therefore, has historically has been able to distribute cash to cover a portion of Kaiser LLC’s general and administrative costs. In 2009, the West Valley MRF distributed a total of $1.25 million in cash to Kaiser.

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

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9.5 million in bonds were issued in June 1997. These bonds were for Phase 1 of the West Valley MRF which consisted of a 62,000 square foot building, sorting equipment and ancillary facilities. Approximately $8.5 million in bonds were issued in May 2000 which was for Phase 2 of the West Valley MRF which consisted of an 80,000 square foot facility expansion and new sorting equipment. The interest rate for the bonds varies weekly. The rates for 2009 ranged from approximately 0.4% to 0.95%. Due to the economic conditions during 2009 the interest rates on the bonds were at historic low levels. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2013, although West Valley MRF is required, pursuant to an agreement with Union Bank, to periodically redeem a portion of the bonds.

The bonds are secured by a pledge and lien on the loan payments made by West Valley MRF and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. The bonds are backed by a letters of credit issued by Union Bank. The letter of credit for the 1997 Phase 1 bonds is currently scheduled to expire June 30, 2011 and the letter of credit for the 2000 Phase 2 bonds is also currently scheduled to expire June 30, 2011. Kaiser and Burrtec have each severally

KAISER VENTURES LLC AND SUBSIDIARIES

guaranteed fifty percent (50%) of the principal and interest on the bonds to Union Bank in the event of a default by West Valley MRF.

In 2007 West Valley and Union Bank modified the bank’s repayment schedule for the bonds. It was agreed that the then required accelerated principal repayments of the indebtedness could be modified in accordance with the original issuance terms of the respective bond issues.

As of December 31, 2009, the principal amount of bonds outstanding totaled approximately $7,080,000.

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

Risks associated with the financial and credit markets can adversely impact the West Valley MRF. For example, in 2008 the credit markets temporarily caused a dramatic increase in the interest rate on the West Valley MRF’s outstanding bonds. However, in 2009 the interest rates on the West Valley MRF’s bonds declined to historic low levels. A material increase in future interest rates could result in a material increase in the West Valley MRF’s interest expense. The risks associated with the financial and credit markets could also potentially impact the renewal and the terms of the West Valley MRF’s outstanding letters of credit which secures its bonds.

KAISER VENTURES LLC AND SUBSIDIARIES

Waste volumes are also being negatively impacted by the economic down-turn in Southern California. Although the services of the West Valley MRF are generally considered of an essential nature, a weak economy usually results in decreases in the volume of waste generated, which in turn decreases revenues. Additionally, the processing of recyclable materials and their resale in the commodities markets are a significant source of revenue for the West Valley MRF. The volatility of commodity prices and the substantial reduction in commodity prices that began in the fourth quarter of 2008 have and will continue to negatively impact the revenues, margins and net income of the West Valley MRF for the foreseeable future. However, there was a modest recovery of some commodity prices during 2009.

The West Valley MRF also faces risks associated with rising and fluctuating operating costs that it may not be able to pass through, in whole or in part, to its customers. For example, the price of fuel is unpredictable and is based upon factors outside the control of the West Valley MRF. Until the fourth quarter of 2008, fuel prices had dramatically increased during the prior two years. In addition to the fuel used by the West Valley MRF’s equipment and vehicles, many of its vendors raise their prices as a means to offset their own rising fuel costs. Fuel prices moderated in 2009. While the West Valley MRF usually attempts to pass through its increased costs such as the cost of fuel, it may not be able to timely pass through all of such increases due to competition or as a result of the terms of a customer’s contract. These increased operating costs would then likely negatively impact the profitability of the West Valley MRF.

Competition for and the loss of expiring waste contracts would also negatively impact the West Valley MRF. Most of the waste processed at the West Valley MRF is as a result, directly or indirectly, of hauler or municipal contracts or franchise agreements. Many of these arrangements are for a specified term and are subject to competitive bidding in the future In addition, under certain conditions, some of the customers of West Valley MRF may terminate their contracts prior to the scheduled contract term. Governmental action may also affect waste flow to the West Valley MRF. Municipalities may annex unincorporated areas within San Bernardino County and Riverside County where the West Valley MRF currently derives waste; as a result, customers in annexed areas may be required to obtain services from competitors.

The largest sources of waste for the West Valley MRF are derived through Burrtec affiliated companies, the City of Ontario and Waste Management, Inc. affiliated companies. The loss of waste currently hauled or directed by these companies or the City of Ontario to the West Valley MRF could materially impact West Valley.

The West Valley MRF also faces the risks associated with extensive governmental regulation of the waste industry. The regulatory process requires firms in the waste hauling, waste recycling and/or landfill business to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. Changes in such governmental policies and attitudes relating to the industry could impair the West Valley MRF’s ability to obtain and maintain applicable permits from governmental authorities on a timely basis. Such regulations could also impact the expansion of existing facilities and/or the providing of new related waste services such as green waste composting. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but they could be significant. Additionally, West Valley MRF cannot predict with certainty the extent of future costs that may be required under such regulation including the future costs associated with environmental, health and safety laws and regulations. For example, environmental groups and regulatory agencies in California and in the United States have increasingly focused their attention on the emission of greenhouse gases and the impact to climate of such emissions. The passage of laws and regulations to control green house gases, including the imposition of fees or taxes, could adversely impact the West Valley MRF’s operations and financial results. In addition to the governmental permitting and environmental restrictions and conditions that may be imposed directly on the West Valley MRF, governmental authorities may impose other conditions and

KAISER VENTURES LLC AND SUBSIDIARIES

regulations that impact the West Valley MRF. For example, waste hauling permits/agreements provided by some of the counties served by the West Valley MRF have restricted the flow of waste to the West Valley MRF.

The waste industry is highly competitive. West Valley MRF faces competition from governmental, quasi-governmental, and private sources for municipal solid waste and recyclable materials. See “Item. 1. BUSINESS—West Valley Materials Recovery Facility and Transfer Station-Competition” above.

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

CCG Ontario, LLC (CCG). In August 2000, we sold approximately 588 acres of our remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Included in the land sold to CCG were ancillary items such as the sewer treatment plant and the water rights associated with the property. As part of the transaction, CCG obtained environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the transferred property as well as other environmental obligations subject to limited exceptions. In addition, before this sale transaction, we were party to a consent order with the California Department of Toxic Substances Control, referred to as the DTSC, which was essentially an agreement to investigate and remediate property. As part of the sale transaction, this consent order and our financial assurances to the DTSC were terminated, and CCG entered into a new consent order with the DTSC and provided the necessary financial assurances. CCG is a subsidiary of Catellus Corporation which in turn is owned by ProLogis. ProLogis is considered the world’s largest developer of commercial warehouse space. ProLogis and many of its subsidiaries are being adversely impacted by worldwide economic conditions. These adverse financial and credit conditions increase the risk that CCG could default in the obligations it assumed in connection with its purchase of the property. For additional information, see “Part I, Item 1. BUSINESS—Historical Operations and Completed Transactions—Mill Site Environmental Matters” below.

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

KAISER VENTURES LLC AND SUBSIDIARIES

manner suitable for use by West Valley MRF. The Tar Pits Parcel is the only acreage that we continue to own at the former Mill Site Property.

Environmental Matters

The operation of a steel mill by the Company’s predecessor, KSC, resulted in known contamination of limited portions of the Mill Site Property. As discussed above, the Company’s consent order with the DTSC was terminated in connection with the sale of approximately 588 acres of the remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Concurrently with that termination, CCG entered into a new consent order with the DTSC, in which CCG assumed responsibility for all future investigation and remediation of the Mill Site Property it purchased, as well as various other items covered under its CCG consent order. In addition, CCG assumed and agreed to indemnify the Company against various contractual environmental indemnification and operations and maintenance (“O&M”) obligations the Company has with purchasers of other portions of the Mill Site Property. In connection with this land sale, CCG entered into a fixed price environmental remediation services agreement with IT Corporation (“IT”), an environmental contractor, to remediate the known environmental conditions on the property. IT filed for bankruptcy in January 2002, but certain of the assets of IT were eventually acquired by The Shaw Group, including the fixed price environmental contract. The Shaw Group performed services under such contract until the contract was mutually terminated by The Shaw Group and CCG in January 2010. In addition, CCG is obligated to remediate the Tar Pits Parcel pursuant to a solidification and capping strategy. Except for continuing inspection and maintenance obligations, the remediation of the Tar Pits Parcel has been completed although the Company may review additional remediation possibilities as a means of making such parcel useable property.

During 2009 CCG completed most of the required environmental investigations and remedial actions at the Mill Site Property. The remaining material items associated with the investigation and remediation of the Mill Site Property include implementation of a groundwater investigation program, the preparation of various completion, testing and monitoring reports and continuing operations and maintenance. The operations and maintenance obligations could continue for at least thirty years.

Many of the environmental obligations assumed by CCG were originally backed, in whole or in part, by various financial assurance mechanisms or products. With the completion of much of the required investigation and remediation work at the Mill Site Property, several of the original financial assurances are no longer necessary or have been reduced. However, for example, the a real estate environmental liability insurance policy with a policy limit of $50 million remains permanently in place. All remaining financial assurance mechanisms or products are subject to their terms. In addition, there are certain exceptions to CCG’s assumption of the Company’s prior environmental obligations such as any certain environmentally related litigation outstanding as of the date of the closing of the land sale to CCG.

With regard to groundwater, we previously settled certain allegations of groundwater contamination concerning a plume (containing total dissolved solids, sulfate, and organic carbon) to which the historic steel operations allegedly contributed. As a result of the transaction with CCG and the Company’s previous remediation activities in 2000, the Company’s estimated environmental liabilities were reduced by approximately $21.9 to $4.5 million. These potential environmental liabilities included, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume discussed above, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. This environmental reserve

KAISER VENTURES LLC AND SUBSIDIARIES

was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters, as discussed in more detail in “Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Section 2: New Accounting Pronouncements.” As a result of some remediation actives that took place at Eagle Mountain in 2007 the environmental reserve was further reduced by $33,000 and the reserve was again reduced in 2008 and 2009 by $72,000 and $21,000, respectively as a result of work conducted in association with the former Kaiser Mill Property.

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

Tar Pits Parcel

Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Except for ongoing inspection and monitoring activities, remediation of the Tar Pits Parcel was completed in 2002 at CCG Ontario, LLC’s, (referred to as CCG), expense. CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property. However, the Company is exploring additional alternatives as a means of making the Tar Pits Parcel useable property. See “Part I, Item 1. BUSINESS—Historical Operations and Completed Transactions—Mill Site Environmental Matter.

Employees

As of March 16, 2010, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., a subsidiary of Kaiser LLC, and reimburses Business Staffing for the costs associated with 6 full-time (4 at Ontario, California and 2 at Eagle Mountain, California) and 5 permanent part-time employees (4 in Ontario, California and 1 at Eagle Mountain, California).

Item 1A.	RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, we do discuss many of the risk factors that may impact the Company throughout this Annual Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 2.	PROPERTIES

Office Facilities

Our principal offices are located at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California, 91764. The Company currently leases approximately 3,130 square feet in Ontario, California at a current cost of approximately $6,413 per month. Our rent will increase on September 1, 2010 to approximately $6,600. Accordingly, our total base rent for 2010 and 2011 (unless the lease is extended beyond August 31, 2011) will be approximately, $77,696 and $52,800, respectively. The office lease expires on August 31, 2011, with the Company having the option to extend the lease after August 31, 2011. Our subsidiary, Kaiser Eagle Mountain, LLC, also currently maintains an office at the Eagle Mountain Site. We own the building used as an office at the Eagle Mountain Site.

Eagle Mountain, California

The Kaiser Eagle Mountain idle iron ore mine and the adjoining Eagle Mountain Townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe. The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown. The Company also owns several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. The District, upon its purchase of the landfill project, will own or control a substantial portion of this infrastructure. Accordingly, the District and the Company are negotiating a number of agreements addressing access and joint use of infrastructure facilities. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which have been renovated. Due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years and we have established a $2.5 million reserve for such purposes. In 2006, 27 homes were remediated and demolished. No homes were demolished in 2007. See also “Part II, Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Section 2: Liquidity and Capital Resources—New Accounting Pronouncements”.

Until December 31, 2003, a private prison was operated at the Eagle Mountain Townsite. With the closure of the private prison we implemented a “mothball” plan in 2004 for the Eagle Mountain Townsite. We are continuing to seek appropriate tenants for a lease of all or portions of the Eagle Mountain Townsite but have been unsuccessful to date in finding permanent tenants. The September 2005 adverse U.S. District Court decision that was upheld in part by the U.S. 9th Circuit Court of Appeals involving a completed land exchange between Kaiser and the BLM may hinder these efforts.

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

In and around the Eagle Mountain site the Company currently has various possessory mining claims of approximately 1,472 acres and holds approximately 8,644 acres in fee simple (which includes the approximate 1,300 acre Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project.” However, if the adverse U.S. 9th Circuit Court of Appeals decision is upheld on further appeal, it will impact the amount and nature of our land holdings. If the land exchange is finally reversed, and we are placed back to the same position as prior to the land exchange, we would own

KAISER VENTURES LLC AND SUBSIDIARIES

or control in and around Eagle Mountain approximately 1,800 acres in fee and 9,550 acres in various possessory mining claims. In addition, the reversal of the land exchange would reinstate a reversionary interest contained in the original grant of approximately 460 acres of the Eagle Mountain Townsite.

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

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), Kaiser Steel Corporation constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. We own in fee approximately 10% of the 52-mile railroad right-of-way. The major remaining portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed. Portions of the railroad suffered significant flood damage in 2003. The adverse U.S. District Court decision reversing a completed land exchange would also reverse a BLM right-of-way granted under the Federal Land Policy and Management Act for the railroad but the original federal right-of-way granted under the Private Law 790 would remain in place. In addition, if the land exchange is fully reversed, Kaiser would reacquire approximately 2,800 acres along or near the railroad that had been conveyed to the BLM as a part of the October 1999 land exchange. For additional information, see “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project and Pending Sale—Flood Damage to Railroad.”

Fontana, California

With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former Mill Site Property. With the exception of ongoing maintenance and inspection obligations, the environmental remediation of this parcel has been completed although the Company is exploring additional remediation alternatives as a means to make the parcel usable. See “Part 1, Item 1. BUSINESS—Historical Operations and Completed Transactions—Mill Site Property.”

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

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999 Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits. On September 20, 2005, the U. S. District Court for the Central District of California, Eastern Division, issued its opinion which was adverse to the landfill project in that it sat aside a land exchange completed between the Company and U.S. Bureau of Land Management (“BLM”) in October 1999 as well as two BLM rights-of-way. It also effectively reinstated a reverter title issue involving the Eagle Mountain Townsite.

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

We and the U.S. Department of Interior appealed the adverse decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and landfill project appeal. (Donna Charpied, et al., Plaintiffs—Appellees v. United States Department of Interior, et al., Defendants—Appellants (Case Nos. 05-56815 and 05-56843); National Parks and Conservation Association, Plaintiff—Appellee v. Bureau of Land Management, et al., Defendants—Appellants (No. 05-56814); and National Parks and Conservation Association, Plaintiff—Appellee v. Bureau of Land Management, et al., Defendants—Appellants (No. 05-56832)). The majority opinion is adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project.

Both the panel majority and dissent did conclude that the U.S. District Court erred with regard to several issues and they also rejected a cross appeal of various environmental matters, finding that the

KAISER VENTURES LLC AND SUBSIDIARIES

agency’s analysis and explanation complied with applicable law for: (i) noise; (ii) night lighting; (iii) desert tortoise; (iv) groundwater; (v) air quality; and (vi) visual impacts relating to Joshua Tree National Park. For additional information on this litigation matter see “ITEM 1. BUSINESS—Eagle Mountain Landfill Project and Pending Sale-Federal Land Exchange Litigation and other Threatened Litigation” in this Annual Report on Form 10-K. A copy of the U.S. 9th Circuit Court of Appeals decision can be found as Exhibit 99.2 to the Company’s report on Form 10-K dated November 19, 2009.

We have filed a petition with the U.S. 9th Circuit Court of Appeals seeking a rehearing by the original three-judge panel or an en banc review by the U.S. 9th Circuit Court of Appeals. An en banc review would involve the hearing of our case by an eleven-judge panel of the U.S. 9th Circuit Court of Appeals. The BLM did not join in our request to seek further review of the adverse decision. The granting of a rehearing or a hearing en banc is totally discretionary with the U.S. 9 th Circuit Court of Appeals. Statistically most petitions for rehearing or for a hearing en banc are dismissed. The timing of any decision or whether to grant an en banc appeal is within the discretion of the U.S. 9th Circuit Court of Appeals.

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

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington has indicated that it may intervene as a plaintiff in the case since a portion of the buried debris appears to extend onto property owned by the city. However, the City of Vancouver has yet to intervene in the matter. Additionally, another property owner is now claiming that it has buried debris on its property for which the Company and KSC Recovery may be responsible. The federal government was able to secure a dismissal of all common law claims against it. The government, however, remains in the case with respect to the CERCLA claims. We initiated a third-party complaint against another company believing that such company may be responsible in whole, or in part, for some the buried debris. While we are still in the early stages of the litigation and informal

KAISER VENTURES LLC AND SUBSIDIARIES

discovery in this matter, we understand that the claim is between $1.5 million and $2.5 million. However, if the City of Vancouver and the additional property owner become plaintiffs, the size of the claim will likely increase. This matter has been tendered to our insurance carrier which has accepted the defense of this matter subject to a reservation of rights.

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. No information was provided in the correspondence concerning the reasons why KSC Recovery, Inc or the Company have been identified as a potentially responsible party and no amount of damages was alleged although apparently over $69 million has been spent to date to characterize the environmental problems affecting the Portland Harbor. The Company and KSC Recovery are in the preliminary stages of the matter. KSC Recovery, Inc. and the Company have tendered this claim to their appropriate insurance carrier and the carrier is providing a defense for the claim.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 25 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, approximately half of the current claim relate to other facilities such as the former Kaiser Steel Mill Site Property.

Most of these lawsuits are third party premises claims alleging injury resulting from exposure to asbestos or asbestos containing products and involve multiple defendants. The Company anticipates that it, often along with KSC Recovery, will be named as a defendant in additional asbestos lawsuits. Additionally, plaintiffs are seeking to add to the sites that the Company may have historically had a connection with on behalf of the United States. With a number of large manufacturers and/or installers of asbestos and asbestos containing products filing for bankruptcy over the past several years, the likelihood that additional suits will be filed against the Company has increased. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against us and KSC Recovery are non-specific, but involve allegations relating to pre-bankruptcy activities. It is difficult to determine the amount of damages that we could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. The Company vigorously defends all asbestos claims as is appropriate for a particular case.

Of the claims resolved to date, more than 60% have been resolved without payment to the plaintiffs. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not readily tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001. In the third quarter of 2008 a third-party commenced a tender offer to purchase up to 1,400,000 of our Class A Units at a price of $.50 per unit less a pro-rata share of transfer costs. This third party ultimately terminated its tender offer. In response to such third party tender offer, we conducted a self-tender offer for a portion of our Class A Units. As a result of the tender offer conducted by us that closed on December 1, 2008, we purchased 841,544 of our Class A Units at a price of $.90 per unit. We also paid all related transfer costs for the units purchased by the Company. In 2009 there were a limited number of units purchased at prices ranging from $.65 per unit to $.90 per unit. However, with the November 2009 adverse land exchange decision involving our landfill project, the last offered price of which we are aware for the purchase of units was at $.35 per unit.

Since the Class A Units are not publicly traded and there is no secondary market for the units, there is no performance graph.

As of March 16, 2010, there were approximately 3,375 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 16, 2010, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan. In addition there are 113,250 Class A Units deemed outstanding that are reserved for those investors that have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger.

We currently have no immediate plans to make distributions but anticipate making distributions subsequent to receiving our share of the proceeds from the sale of the Eagle Mountain landfill project if such sale is completed or if other funds become available for distribution in accordance with our cash maximum strategy.

As discussed above, we purchased 841,544 of our Class A Units at $.90 per unit pursuant to a self-tender offer that closed December 1, 2008. During 2009 we purchased another 21,949 Class A Units.

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2009, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance. All previously outstanding unexercised options expired as of December 31, 2008. Thus, we no long have any outstanding options. All options with an exercise price

KAISER VENTURES LLC AND SUBSIDIARIES

of $1.25 or less per unit or were exercised prior to December 31, 2008, and all other options with an exercise price of greater than $1.25 per unit were forfeited as of December 31, 2008.

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

[1]

Each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants. Accordingly, a total of 20,000 Class A Units are currently being issued each year collectively to the members of the Board of Managers. Also reflected in the foregoing table for 2009 is that each executive officer under the terms of his current employment agreement is to be issued 25,000 Class A Units as of January 15 of each year beginning as of January 15, 2007, provided he is still employed by the Company as of the preceding December 31. The annual issuance of Class A Units to the executive officers pursuant to the terms of their respective employment agreement was reviewed by the Company’s Board in 2009 and the Board elected to continue the issuance of units to officers as a part of their compensation. Additionally, Class A Units may be issued to executive officers under the terms of the Executive Officer New Revenue Incentive Participation Plan. Not reflected in this annual number is the one time grant in April 2009 of restricted units to Messrs. Stoddard, Fawcett, Verhey and Cook. For additional information, see “Item 10. Executive Compensation – Executive Compensation.”

Item 6.	SELECTED FIANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Section 1: Operating Results

Summary Background

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation which was an integrated steel manufacturer that filed for bankruptcy protection in 1987 (“KSC”). Since the KSC bankruptcy, we have been developing certain assets remaining after the bankruptcy. As of the date of this Annual Report on Form 10-K, our remaining principal assets include: (i) an 83.13% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station; (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the County District No. 2 of Los Angeles County (which we refer to as the District). However, if the September 2005 U.S. District Court decision affirmed in part by the U.S. 9th Circuit Court of Appeals in November 2009 providing that a land exchange completed in October 1999 is to be set aside, the reversal of the land exchange will impact the amount and nature of the land we own and control; (iv) over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project. Sale of such rock is subject to market conditions and the Company having all necessary permits; and (v) land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site. As of December 31, 2009, we also had cash and cash equivalents, receivables and short-term investments in securities of approximately $6.15 million. As previously discussed, the permitted rail-haul municipal solid waste landfill project at Eagle Mountain is currently under contract to be sold to the District for approximately $41 million plus interest from 2001.

We have sought to sell our assets at such times and on such terms as we believe will generate maximum value from those assets. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members. However, with the adverse U.S. 9th Circuit Court of Appeals decision and with the material down turn in the worldwide economy that has undoubtedly impacted the value of our other assets, we currently are in the process of evaluating how best to implement the cash maximization strategy. A final decision will not be made until we know the outcome our request to have the U.S. 9th Circuit Court of Appeals further review the existing adverse decision and a determination of the time and expense required to “fix” the land exchange with the BLM. If the adverse U.S. 9th Circuit Court of Appeals decision stands as currently written, it would alter and would certainly impact the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. In addition, if the appeal decision ultimately stands as currently written, there is likely to be an impairment of our investment in MRC which could result in such investment being reduced to zero.

Annual Report on Form 10-K

Kaiser qualifies as a smaller reporting company under SEC rules and under such rules Kaiser is required to include and discuss in this Annual Report on Form 10-K its consolidated balance sheets, its consolidated statements of operations and cash flows and changes in members’ equity for the years ended December 31, 2009, and 2008. The reader of this Annual Report on Form 10-K is encouraged to read our prior reports filed with the SEC for our financial statements for other previous years.

KAISER VENTURES LLC AND SUBSIDIARIES

Revenue Sources

Kaiser’s revenues are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method. Revenues are also generated from various miscellaneous sources. Historically, miscellaneous revenue activities have included housing rental income, aggregate and rock sales and lease payments for the minimum security prison at the Eagle Mountain facility. During 2008 and 2009, the Company also generated miscellaneous income at Eagle Mountain from activities such as leasing its fee owned land for media-related activities and military and law enforcement training.

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

Results of Operations

Table summarizing major variances in net loss between the years ended December 31, 2009 and 2008:

2009 VS 2008 (INC. <DEC.>)
Income from West Valley MRF, LLC	$(1,420,000)
Revenues from Eagle Mountain Operations	$35,000
Reduction in Operating & Overhead Expenditures	$413,000
Realized and Unrealized Gain on Investments	$634,000
Lower realized interest income	$(37,000)
Income tax provision	$445,000

For more detailed information on the items constituting the major variances above, please read the discussion and analysis of our results of operations and financial condition below.

Analysis of Results for the Years Ended December 31, 2009 and 2008

Revenues. Total revenues for 2009 were $1,004,000, compared to $2,389,000 for 2008. The reasons for this decrease are discussed below.

Revenues from the Company’s equity method investment, the West Valley MRF, decreased by $1,420,000 to $851,000 for 2009 as compared to 2008. This decrease, is primarily a result of lower operating profit at the West Valley MRF, resulting from lower volumes of waste and lower commodity prices due to the impacts of the current economic recession. These negative impacts were partially offset by lower operating and partnership expenses and lower depreciation expenses relating to fully depreciated equipment.

Revenue from Eagle Mountain operations increased to $153,000 from $118,000 for 2008. This increase is primarily the result of increased utilization of our fee owned property for military training and media activities, as well as, rock and aggregate sales.

KAISER VENTURES LLC AND SUBSIDIARIES

Operating Costs. Operating expenses decreased to $1,646,000 from $1,883,000 for 2008. This decrease relates primarily to: (a) legal and consulting services associated with the development of the Eagle Mountain rock resources and the development of the Company’s land at Lake Tamarisk; and (b) a reduction in outside labor costs at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for 2009 decreased 9% to $1,805,000 from $1,983,000 for 2008. This decrease is related to costs which were incurred during 2008 for the Company’s tender offer.

Net Interest and Investment Income (Loss). Net interest and investment gain for 2009 was $509,000 compared to a loss of $91,000 for 2008. This change is primarily the result of a temporary increase in the “Market Value” of the investments during the year. The partial recovery from the 2008 U.S. credit crisis has caused some of the Company’s commercial paper and other investments to increase in market value as of December 31, 2009. The Company expects to hold these investments to maturity. As of January 1, 2008, the Company adopted ASC 825, Financial Instruments which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings or losses are reflected in income for the period in which they are earned.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $1,938,000 for 2009 versus a pre-tax loss of $1,568,000 for 2008. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company and on Business Staffing Inc. (“BSI”), the Company’s only corporate subsidiary; and there is a gross revenue tax imposed by the State of California. The tax provision amounted to $12,000 for 2009, versus $456,000 for 2008.

The significant decrease in the tax provision in 2009 is the result of the following, which were included in the 2008 calculation:

BSI taxes due for 2007	$10,600
BSI deferred tax asset valuation allowance	328,000
BSI tax expense	104,600
KVLLC tax expense	800

Total reduction in tax provision from 2008	$444,000

The major component of the 2008 tax provision of $328,000 relates to the Company’s determination to establish a valuation reserve against a deferred tax asset representing amounts originally believed to be recoverable in the future due to anticipated income in BSI.

Net Loss. For 2009, the Company reported a net loss of $1,950,000 or $0.30 per unit, versus a net loss of $2,024,000 or $0.29 per unit, reported for 2008. The increase in net loss per unit in 2009 is due to the reduced number of units outstanding in 2009 versus 2008.

Section 2: Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents increased $348,000 to $1,465,000 at December 31, 2009. Included in cash and cash equivalents is $776,000 held solely for the benefit of MRC at December 31, 2009.

KAISER VENTURES LLC AND SUBSIDIARIES

Below is a table showing the major changes in cash during 2009:

Distributions received from the West Valley MRF	1,250,000
Class A Unit Purchases by Kaiser	(16,000)
Proceeds from the sale of Short Term Investments	$1,969,000
Net increase in other current assets/liabilities	(140,000)
Cash Used in Operations	(2,303,000)
Capitalized Landfill Expenditures	(387,000)
Capital Expenditures	(25,000)

Net Increase in Cash and Equivalents	$348,000

Working Capital. During 2009, current assets decreased $1,309,000 to $8,277,000, while current liabilities decreased $109,000 to $1,882,000. As a result working capital decreased by $1,200,000 to $6.4 million at December 31, 2009.

Below is a table showing the major changes in working capital.

Changes in Current Asset
Increase in Consolidated Cash	348,000
Increase in Accounts Receivable and Other Net	20,000
Decrease in Short Term Investments	(1,876,000)
Increase in Restricted Cash	199,000
Changes in Current Liabilities
Increase in Payables	(14,000)
Decrease in Accrued Liabilities	123,000

Net Decrease in Working Capital	(1,200,000)

Short-Term Investments. During 2009, short-term investments decreased by $1,876,000. This is the result of the sale of a portion of the Company’s investments to provide cash for operations. At December 31, 2009, the Company had $4.5 million of its excess cash reserves invested in short term investments.

Investments. The Company’s recording of $851,000 relating to its share of income from its investment in the West Valley MRF was offset by the receipt of cash distributions from the West Valley MRF totaling $1,250,000. This resulted in a $399,000 decrease in the Company’s investment in the West Valley MRF. In addition, our investment in the Eagle Mountain Landfill increased $387,000 during 2009 due to continuing landfill development activities which were capitalized. On June 19, 2007 the Company approved a subscription agreement with MRC to provide, at a minimum, an additional $990,000 in working capital for MRC. The first installment of the minimum subscription amount ($594,000) was paid during the second quarter, with the second and final installment paid on March 31, 2008. Since all the owners of MRC did not purchase their respective pro rata interest in the private placement, we purchased the balance of such units, resulting in an additional investment of $431,000 during 2008. As a result, our ownership interest in MRC increased from 82.48% to 83.13%.

Other Assets. There was a decrease in other assets of $667,000 which is the net result of the amortization of the environmental insurance policy of $300,000, an increase in accumulated depreciation as of December 31, 2009 of $365,000 and the reclassification of a $27,000 CD for Reclamation Financial Assurance to cash. These decreases were partially offset by capital expenditure for the corporate office of $25,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of December 31, 2009, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development

KAISER VENTURES LLC AND SUBSIDIARIES

Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by such insurance depending upon the nature and timing of the claim.

Minority Interest. As of December 31, 2009, the Company has recorded $5,322,000 of non-controlling interest relating to the approximately 16.87% ownership interest in MRC the Company does not own.

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

Conditional Asset Retirement Obligations. The Company accounts for certain asset retirement obligations at Eagle Mountain pursuant to Section 740-20 of the ASC. Based upon currently available information, the Company estimated during 2005 that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1.2 million. Pursuant to the ASC 410 requirements, the Company increased its environmental reserve as of December 31, 2005 by $1.2 million to account for these conditional obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis was depreciated over the estimated time that such assets were expected to be owned by the Company, approximately 4 years. Therefore, as of December 31, 2009, these assets have been fully depreciated.

Long-Lived Assets. In accordance with Section 410-20 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Uncertain Tax Benefits. The Company adopted Financial Standards Board (FASB) Accounting Standards Codification ASC 740, Income Taxes, formerly Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Initial Measurement topic of FASB ASC 740-10-30 effective January 1, 2007. Adoption of FIN 48 will have no impact on the Company’s financial statements.

Fair Value Measurements. Effective January 1, 2008, the Company adopted Fair Value Measurements and Disclosure of Financial Standards Board (FASB) Accounting Standards Codification ASC 820-10-05 which provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value. FASB ASC 820-10-05 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The adoption of FASB ASC 820-10-05 did not have a material impact on the Company’s consolidated financial statements.

As noted above, effective January 1, 2008, the Company adopted Fair Value Option Topic of Financial Standards Board (FASB) Accounting Standards Codification ASC 825-10-05 which permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement expanded the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ASC 805-10-05, Business Combinations which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature

KAISER VENTURES LLC AND SUBSIDIARIES

and financial effects of the business combination. FASB ASC 805-10-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect FASB ASC 805-10-05 to have a significant impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company has evaluated the impact of this standard on future acquisitions and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC 810, Consolidation. FASB ASC 810 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. FASB ASC 815 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after December 15, 2008. The Company has evaluated the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In March 2008, the ASC 815, Derivative and Hedging, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Companies are required to adopt FASB ASC 815 for fiscal years beginning after November 15, 2008. The Company has evaluated the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Standards Board (FASB) issued Accounting Standards Codification ASC 105-10-70, Grandfathered Guidance. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FASB ASC 105-10-70 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, FASB ASC 470-20, Debt with Conversion and other Options, was issued which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is not permitted. In June 2008, the FASB issued ASC 260-10-45, Other Presentation Matters. Under the ASC 260-10-45, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

In April 2008, FASB ASC 350-30, General Intangibles Other than Disclosures, was issued which provides for additional considerations to be used in determining useful lives and requires additional disclosure regarding renewals. FASB ASC 350-30 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of this standard.

KAISER VENTURES LLC AND SUBSIDIARIES

In October 2008, the FASB 820, Fair Value Measurements and Disclosures, to clarify the application of the provisions of in an inactive market and how an entity would determine fair value in an inactive market. FASB 820 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FASB 820 did not materially affect the Company’s results of operations or financial condition as of and for the year ended December 31, 2008.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the millions of tons of rock stockpiled at the Eagle Mountain Site on our fee owned property that is not a part of the Landfill Project. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members. In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect any increases in such items as transportation, labor and disposal costs; and (iv) future competition from competing facilities. Due to the current worldwide economic conditions and other factors, commodity prices, starting in the third quarter of 2008, declined dramatically. Beginning during the second quarter of 2009 we saw a modest improvement in commodity prices but such prices are still well below the prices at which commodities were being sold during the first half of 2008. This material decline in commodity prices along with reduced waste volumes due to the current economic recession have had and will continue to have a material negative impact on the West Valley MRF’s profitability and on distributions to the Company for 2010. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

Furthermore, even though cash distributions from West Valley MRF continue to be negatively impacted by the worldwide economic recession, West Valley should continue to generate cash distributions to cover a portion of Kaiser LLC’s foreseeable general and administrative costs.

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project and Pending Sale,” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated

KAISER VENTURES LLC AND SUBSIDIARIES

approximate $8.35 million in accrued interest from May 2001 to the date of this Annual Report on Form 10-K. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision on the appeal from the U.S. District Court. In a 2 to 1 decision, the majority opinion was adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling setting aside the completed land exchange. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project. The adverse decision of the U.S. 9th Circuit Court of Appeals materially impacts the viability of the landfill project. We are seeking further review of the adverse decision by a broader panel of judges from the U.S. 9th Circuit Court of Appeals but whether such review is granted is discretionary with the court. In addition, the adverse decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement. If there is no successful rehearing or an banc hearing, we will likely need to write down our investment in MRC to zero. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS—Eagle Mountain Landfill Project Land Exchange Litigation.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

Sale of Miscellaneous Properties, Eagle Mountain Townsite, and other Possible Opportunities. We are continuing to seek buyers for our miscellaneous properties, most of which are located at or near our Eagle Mountain facilities and we are continuing to seek tenants for the private prison facility in the Eagle Mountain Townsite. However, the September 2005 adverse U.S. District Court decision involving a completed land exchange between Kaiser and the BLM as affirmed in part by the U.S. 9th Circuit Court of Appeals in November 2009 may hinder our efforts at Eagle Mountain. Additionally, due to the passage of time and the impacts of weather, a number of the buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we will need to demolish or rehabilitate a number of structures over the next several years and we have established a reserve for such purposes.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Cash Maximization Strategy

We have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset. During 2000 and 2001, we: (i) sold the balance of our real estate at the former KSC mill site near Fontana, California, except for an approximate five acre parcel, the Tar Pits Parcel; (ii) entered into an agreement to sell the landfill project to the District for an aggregate of $41 million, with MRC and the District working toward a closing on such transaction; (iii) sold our interest in Fontana Union to Cucamonga; and (iv) paid a total of $12.00 per share in cash distributions to Kaiser Inc.’s stockholders. However, with the adverse U.S. 9th Circuit Court of Appeals decision and with the material downturn in the worldwide economy that has undoubtedly impacted the value of our other assets, we currently are in the process of evaluating how best to implement the cash maximization strategy. A final decision will not be made until we know the outcome our request to have the U.S. 9th Circuit Court of Appeals further review the existing adverse landfill decision and a determination of the time and expense required to “fix” the land exchange with the BLM. If the, adverse U.S. 9th Circuit Court of Appeals decision stands as currently written, it would alter and would certainly impact the timing of the continuing implementation of the cash maximization strategy, including adversely impacting any amount that may be received in the future by our unitholders. Even with the adverse U.S. 9th Circuit Court of Appeals, our current plans include:

•

To pursue the further appeal of the outstanding federal land exchange litigation and, if successful, to complete the sale of the landfill project. Although the closing with the District was originally scheduled to occur during 2002, this sale is subject to the satisfaction of numerous conditions and, as a result, this date has been extended numerous times, and we cannot be sure when or if this sale will ultimately close. We do not expect to receive any cash from the sale, if it closes, until the federal land exchange litigation matter is successfully resolved. However, due to the current adverse litigation decisions involving the completed land exchange, it is possible that there ultimately might not be a viable landfill project. See “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project and Pending Sale”;

•

To continue to hold our interest in West Valley MRF, which pays cash distributions to us, until we believe we can negotiate a sale of our interest or otherwise create enhanced value for our members from the West Valley MRF;

•	To explore other opportunities for use of the Eagle Mountain Site, including the development of the millions of tons of rock stockpiled at the site; and

•	To maximize our revenue as we attempt to sell our remaining miscellaneous assets, such as our surplus property in Riverside County, California.

The Company currently expects a liquidating event for its members once the cash maximization strategy is completed. As noted above, the September 2005 adverse U.S. District Court decision concerning the Landfill Project as affirmed in part by the U.S. 9th Circuit Courts of Appeal will affect the

KAISER VENTURES LLC AND SUBSIDIARIES

completion date for, and may ultimately alter, this strategy. The Company currently does not expect completion of this strategy until 2011 at the earliest.

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC

We have audited the accompanying consolidated balance sheet of Kaiser Ventures LLC and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Irvine, California

March 25, 2010

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,465,000	$1,117,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500	151,000	131,000
Short-term investments	4,536,000	6,412,000
Income tax receivable	75,000	75,000
Restricted cash and investments
Conversion distribution	1,190,000	1,190,000
Company SERP	860,000	661,000

	8,277,000	9,586,000
Long-Term Assets
Eagle Mountain landfill investment	32,719,000	32,332,000
Investment in West Valley MRF	4,644,000	5,042,000
Land	2,465,000	2,465,000
Other Assets
Reclamation financial assurance	—	27,000
Unamortized environmental insurance premium	1,050,000	1,350,000
Buildings and equipment (net)	400,000	740,000

	1,450,000	2,117,000

Total Assets	$49,555,000	$51,542,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

as of December 31

	2009	2008
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$94,000	$80,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	599,000	722,000

	1,883,000	1,992,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Accrual for environmental remediation	2,789,000	2,810,000
Other accrued liabilities	261,000	250,000

	9,728,000	9,738,000

Total Liabilities	11,611,000	11,730,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at December 31, 2009 6,611,025, at December 31, 2008 6,453,362	32,622,000	34,490,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—
	32,622,000	34,490,000
Equity attributable to noncontrolling interest	5,322,000	5,322,000
Total Members’ Equity	37,944,000	39,812,000
Total Liabilities and Members’ Equity	49,555,000	51,542,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2009	2008
Revenues
Income from equity method investment in the West Valley MRF, LLC	$851,000	$2,271,000
Eagle Mountain revenues	153,000	118,000

Total revenues	1,004,000	2,389,000
Operating Costs
Environmental insurance premium amortization	300,000	300,000
Expenses related to Eagle Mountain	1,346,000	1,583,000

Total resource operating costs	1,646,000	1,883,000

Gross (Loss) Income	(642,000)	506,000
Corporate General and Administrative Expenses
Corporate and administrative expenses	1,805,000	1,731,000
Expenses associated with company tender offer	—	252,000

Total corporate and administrative expenses	1,805,000	1,983,000

Loss from Operations	(2,447,000)	(1,477,000)
Fair Value Adjustments of Available for Sale Securities	226,000	(343,000)
Net Interest and Investment Income	283,000	252,000

Loss before Income Tax Provision	(1,938,000)	(1,568,000)
Income Tax Provision

Current year income tax provision	12,000	128,000
Deferred tax asset valuation adjustment	—	328,000

Total tax provision	12,000	456,000

Net Loss	$(1,950,000)	$(2,024,000)

Basic Loss Per Unit	$(0.30)	$(0.29)

Diluted Loss Per Unit	$(0.30)	$(0.29)

Basic Weighted Average Number of Units Outstanding	6,585,000	7,096,000
Diluted Weighted Average Number of Units Outstanding	6,585,000	7,096,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,950,000)	$(2,024,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax valuation adjustment	—	328,000
Unrealized gain on investments	(291,000)	343,000
Reclamation Financial Assurance	—	27,000
Change in West Valley MRF, LLC
Equity income recorded	(851,000)	(2,271,000)
Cash distributions received	1,250,000	2,500,000
Depreciation and amortization	692,000	644,000
Class A Units / stock-based compensation expense	97,000	99,000
Changes in assets:
Accounts Receivable- and other	(20,000)	38,000
Changes in liabilities:
Accounts payable and accrued liabilities	(100,000)	(345,000)
Environmental remediation expenditures	(20,000)	(72,000)

Net cash flows (used in) operating activities	(1,193,000)	(773,000)

Cash Flows from Investing Activities
Minority interest	—	57,000
Purchase of investments	(13,122,000)	(51,308,000)
Sale of investments	15,091,000	52,800,000
Capital acquisitions	(25,000)	(59,000)
Capitalized landfill expenditures	(387,000)	(428,000)

Net cash flows provided by investing activities	1,557,000	1,062,000

Cash Flows from Financing Activities
Proceeds from the exercise of unit options	—	126,000
Purchase of units	(10,000)	—
Purchase of units pursuant to tender offer	(6,000)	(757,000)

Net cash flows (used in) financing activities	(16,000)	(631,000)

Net Increase (Decrease) in Cash and Cash Equivalents	348,000	(302,000)
Cash and Cash Equivalents at Beginning of Year	1,117,000	1,419,000

Cash and Cash Equivalents at End of Year	$1,465,000	$1,117,000

Supplemental Disclosure of Cash Flow Information
	2009	2008
Cash paid during the year for income taxes	$13,200	$347,200

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2009 and 2008

	Member Class A Units	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	7,064,299	$37,047,000	$27,000	$37,074,000
Net loss	—	(2,024,000)	—	(2,024,000)
Cumulative effect of a change in accounting due to adoption of SFAS 159:	—	—	(27,000)	(27,000)

Total Comprehensive loss	—	(2,024,000)	(27,000)	(2,051,000)

Issuance of Class A Units
Retirement of Class A Units purchased through tender offer	(841,544)	(757,000)	—	(757,000)
Unit options exercised	104,100	126,000	—	126,000
Units granted to consultants	13,000	8,000	—	8,000
Units granted to executives and Board of Managers	113,507	91,000	—	91,000

Total Net Class A Activity	(610,937)	(532,000)	—	(532,000)

Balance at December 31, 2008	6,453,362	$34,491,000	$—	$34,491,000
Net loss	—	(1,950,000)		(1,950,000)
Issuance of Class A Units
Retirement of Class A Units purchased through tender offer	(6,440)	(6,000)	—	(6,000)
Units purchased	(15,509)	(10,000)	—	(10,000)
Units granted to executives and Board of Managers	179,612	97,000	—	97,000

Total Net Class A Activity	157,663	$81,000	$—	$81,000

Balance at December 31, 2009	6,611,025	$32,622,000	$—	$32,622,000

At December 31, 2009 and 2008, Kaiser Ventures LLC had 751,956 Class B Units outstanding. At December 31, 2009 and 2008, Kaiser Ventures LLC had outstanding 872 and 128 units outstanding, Class C and D, respectively.

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

At December 31, 2009, the Company’s principal assets include: (i) an 83.13% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site, this landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million plus accrued interest, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”); (iii) approximately 5,400 additional acres currently owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; (iv) over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project. Sale of such rock is subject to market conditions and the Company having all necessary permits; and (v) land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site and (vi) cash and cash equivalents, receivables and short-term investments of approximately $7.66 million.

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

Cash and Cash Equivalents

The Company maintains its cash balances with two financial institutions that have Standard & Poor’s ratings of AA- or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation up to $100,000 at each institution. At December 31, 2009, and at various times throughout the year, the Company had cash in excess of federally insured limits.

Short-Term Investments

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31. 2009, the Company had all of its investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as available-for-sale. The classification of investment securities is reviewed by the Company at each reporting period.

The Company has chosen to adopt the fair value option for the measurement of short-term investments in an effort to more clearly identify the actual value of the investment and its earnings for each reporting period. At the end of each reporting period the fair value of the investments is compared to the carrying value of the investments and the difference between the carrying value and the fair value is recorded as an unrealized gain or loss in the statement of operations.

This method of measurement of the Company’s investments has caused some of the investments to increase in value as of December 31, 2009. The Company is expected to hold these investments to maturity. As of January 2008 the Company, adopted ASC 825,Financial Instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and the changes in fair value are recognized in income at the end of each reporting period. As of December 31, 2009 and 2008, gains from fair value adjustments of $226,000 and ($343,000) are included in fair value adjustments of available for sale securities on the statement of operations.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

Real Estate

In accordance with ASC 360-10, Property, Plant and Equipment, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Interest and property taxes related to real estate under development are capitalized during periods of development.

Investment in West Valley MRF, LLC

The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% ownership interest.

Landfill Permitting and Development

Through its 83.13% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to ASC 970-10, Real Estate-General, capitalizable landfill site development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process. These costs are expensed when management determines that the capitalized costs provide no future benefit. Additionally, in accordance with ASC 450-10, Contingencies, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 17), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved. If the adverse U.S. 9th Circuit Court of Appeals decision is not successfully modified through a rehearing or an en banc hearing, the Company will review its investment in MRC for impairment and may write down such investment to zero. Additionally, the perception of the public and private financial markets of the value of solid waste sites and the waste management industry can fluctuate significantly over time. Accordingly, there can be no assurance that the Company will successfully sell the Eagle Mountain assets on favorable terms or at all.

Buildings and Equipment

Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets which range from 3 to 10 years.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets in relation to the future undiscounted cash flows of the underlying businesses to assess recoverability of the assets. If the estimated undiscounted future cash flows are less than the carrying amount, an impairment loss, which is determined based on the difference between the fair value and the carrying value of the assets, is recognized. As of December 31, 2009 and 2008, none of the Company’s long-lived assets were impaired.

KAISER VENTURES LLC AND SUBSIDIARIES

Asset Retirement Obligations

ASC 410-20, Asset Retirement Obligations, requires that either a liability be recognized for the fair value of a legal obligation to perform asset-retirement activities that are conditioned on the occurrence of a future event if the amount can be reasonably estimated, or where it cannot, that disclosure of the liability exists, but has not been recognized and the reasons why a reasonable estimate cannot be made.

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

Environmental Insurance

The Company’s $3.8 million premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to ASC 450, Contingencies, when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

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

Earnings Per Unit

The Company follows ASC 260, Earnings per Share, in calculating basic and diluted earnings per unit. Basic earnings per unit excludes the dilutive effects of options, warrants and convertible securities, while diluted earnings per unit includes the dilutive effects of claims on the earnings of the Company.

KAISER VENTURES LLC AND SUBSIDIARIES

LLC Unit/Stock Options

At December 31, 2008, the Company had three stock-based employee compensation plans see Note 11. Under guidance of ASC Topic 718, Compensation—Stock Compensation, (formerly referred to as SFAS No. 123, “Share-Based Payments (revised 2004)”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. ASC 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a recurring basis, which included goodwill and other intangible assets for purposes of impairment assessments.

In general, fair values determined by Level 1 use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are “unobservable data points” for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, the Company’s financial assets that are required to be measured at fair value at December 31, 2009 and December 31, 2008:

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of December 31, 2009:
Cash and cash equivalents	$1,465,000	$1,465,000	—	—
Short-term investments	$4,536,000	$4,536,000	—	—

Assets as of December 31, 2008:
Cash and cash equivalents	$1,117,000	$1,117,000	—	—
Short-term investments	$6,412,000	$6,412,000	—	—

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

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Prepaid Insurance	$49,000	$45,000

Accounts Receivable Trade and Other	139,000	123,000

Sub Total	188,000	168,000
Allowance for doubtful accounts	(37,000)	(37,000)

Total	$151,000	$131,000

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The above payment scheduled is based and conditioned upon a renewal of the existing letters of credit which secure the bonds. The letters of credit for both the 1997 and 2000 bonds are currently scheduled to expire in June of 2011. If such letters of credit are not extended by their respective due date, then the outstanding principle balance of the bonds secured by such letters of credit would be due as a balloon payment.

The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	November 30, 2009	November 30, 2008
Current Assets	$7,371,000	$7,765,000
Property and Equipment (net)	11,133,000	11,910,000
Other Assets	47,000	99,000

Total Assets	$18,551,000	$19,774,000

Current Liabilities	$4,074,000	$4,370,000
CPCFA Bonds Payable – Long Term Portion	6,450,000	7,080,000
Members’ Equity	8,027,000	8,324,000

Total Liabilities and Members’ Equity	$18,551,000	$19,774,000

Income Statement Information:	2009	2008
For the Twelve Months Ended November 30
Net Revenues	$10,961,000	$14,719,000
Gross Profit	$3,082,000	$5,961,000
Net Income	$1,703,000	$4,542,000

The Company recognized equity income from the West Valley MRF of $851,000 and $2,271,000 for 2009 and 2008, respectively. However, due to the current worldwide economic conditions and other factors, commodity prices starting in the third quarter of 2008, declined dramatically. Although commodity prices modestly increased during 2009 they still are significantly below the prices obtained

KAISER VENTURES LLC AND SUBSIDIARIES

during the first nine months of 2008. Accordingly, the financial performance of the West Valley MRF in 2009 is materially lower in comparison to its financial performance in 2008.

Note 5. MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2009, is 83.13%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes the Company’s royalty payments under the MRC Lease) is being sold for $41 million plus accrued interest, with an initial closing currently scheduled to occur on June 30, 2010 but the initial closing date has been extended numerous times. However, as discussed below, the landfill project and its ultimate sale are in jeopardy due to an adverse decision by the U.S. 9th Circuit Courts of Appeals affirming, in part, a lower court decision setting aside a completed federal land exchange. Accordingly, payment of the purchase price if there should ultimately be a sale of the landfill project will be delayed as described in more detail below. The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies in addition to a positive resolution of the landfill litigation. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District and obtaining all necessary consents to the transaction.

In September 2005, the Company received an adverse U.S. District Court decision in the federal land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision on the appeal from the U.S. District Court. The majority opinion was adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project. The adverse decision of the U.S. 9th Circuit Court of Appeals materially impacts the viability of the landfill project. We are seeking further review of the adverse decision by a broader panel of judges from the U.S. 9th Circuit Court of Appeals but whether such review is granted is discretionary with the court. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Note 15. LEGAL PROCEEDINGS—Eagle Mountain Landfill Project Land Exchange Litigation.” The Company has evaluated the adverse U.S. 9th Circuit Court of Appeals decision on the landfill project in the context of whether such asset should be considered impaired. Given that the Company is seeking further review of the U.S. 9th Circuit Courts of Appeal decision the Company has concluded that, although it is possible, that there has been impairment of the investment in MRC at this time as a result of the adverse decision such impairment would not occur and be recognized until the Company knows it will not be granted further reviews of the existing adverse U.S. 9th Circuit Court of Appeals decision.

Assuming there is ultimately a closing, $41 million of the total purchase price plus accrued interest is to be deposited into an escrow account and will be released when litigation contingencies are fully resolved. The litigation contingencies are the federal litigation challenging the completed federal land exchange. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001.

The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence and other matters. Due diligence, joint use negotiations and other items are expected to continue during 2009 although a number of items have been delayed and will not be resolved if, and until, there is a successful

KAISER VENTURES LLC AND SUBSIDIARIES

conclusion of the land exchange litigation. In addition, the parties will individually determine whether each chooses to continue to extend the closing date for the transaction.

There are numerous risks associated with MRC and the landfill project, including the competition represented by the Mesquite rail-haul landfill project, which the District purchased. There are also numerous risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. There can be no assurance that the completed purchase of the Mesquite landfill by the District will not adversely impact the negotiations and the closing on the sale of the landfill to the District. In addition, there are material litigation risks associated with the current federal land exchange litigation, and the adverse U.S. 9th Circuit Court of Appeals decision all as discussed in “Note 15. LEGAL PROCEEDINGS”. No assurance can be made that the Company will be able successfully and timely resolve these matters so as to avoid a material adverse effect on the Company’s current plan to sell the landfill to the District. In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which the Company believes are economical.

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

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. Subsequent to the filing of the Company’s report on Form 10-Q/A for the quarter ended September 30, 2003, the Company conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, the Company has estimated the cost to repair the damage to be a minimum of $4.5 million, an accrual for which was recorded in 2003. The Company’s current plans are to undertake, the work necessary to help preserve and protect the existing railroad. However, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date.

Note 6. INVESTMENTS

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of December 31, 2009 and December 31, 2008.

AVAILABLE-FOR-SALE SECURITIES	DECEMBER 31, 2009	DECEMBER 31, 2008
Commercial Paper	—	$6,412,000
Short Term Bond Funds	4,025,000	—
Short Term Bonds	511,000	—

Total Securities	$4,536,000	$6,412,000

KAISER VENTURES LLC AND SUBSIDIARIES

Note 7. CONVERSION DISTRIBUTION

At December 31, 2009, the Company holds $1,190,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable.

Note 8. BUILDINGS AND EQUIPMENT

Buildings and equipment as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Buildings and structures	$3,285,000	$3,285,000
Machinery and equipment	1,887,000	1,862,000

	5,172,000	5,147,000
Accumulated depreciation	(4,772,000)	(4,407,000)

Total	$400,000	$740,000

Depreciation expenses for the years ended December 31, 2009 and 2008 was $365,000 and $369,000, respectively.

Note 9. ACCRUED LIABILITIES—CURRENT

The current portion of accrued liabilities as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Compensation, severance and related employee costs	$139,000	$178,000
Accrued professional	451,000	449,000
Other	9,000	12,000

Total	$599,000	$639,000

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

As discussed above in Note 2, the Company, as a result of the adoption of ASC 410, increased its environmental reserve by $1.2 million to account for the contingent asset retirement obligation related to the possible future abatement obligations relating to asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. During 2009, 2008, and 2007, $10,000, $28,000 and $33,000, respectively of the reserve was utilized primarily for the abatement of these products. Thus, as of December 31, 2009, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed above and other environmental related items, including, but not limited to, the conditional asset retirement obligation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,789,000. In the event a future claim for damages is filed against the Company that exceeds the remaining $2,789,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

Class A Units Outstanding

At December 31, 2009 and 2008 Kaiser LLC had 6,611,025 and 6,453,362 Class A Units outstanding, respectively.

KAISER VENTURES LLC AND SUBSIDIARIES

At December 31, 2009, there are no Class A Units available for issuance relating to outstanding options. As of December 31, 2008, all outstanding options had been exercised or lapsed. Thus, there are no outstanding options.

At December 31, 2009, 104,267 Class A Units of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into an LLC in November 2001, the then 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. Distribution of these units have been made periodically for the settlement of unsecured creditor claims.

At December 31, 2009, 113,690 Class A Units were deemed outstanding and reserved for issuance to holders of Kaiser Inc. stock that have yet to convert such stock to Kaiser LLC Class A Units.

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

During 2009 the following unit transactions took place:

Retirement of Class A Units purchased through tender offer	(6,440)
Units granted to officers and Board of Managers	179,612
Units re-purchased	(15,509)

Net increase in Class A Units outstanding	157,663

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

These Class B Units are entitled to receive approximately 2% of any cash actually received by MRC, up to approximately $752,000 or $1.00 per unit, if MRC receives the currently agreed upon price of $41 million. The Class B Units are not entitled to any distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Class B, C and D Units” for the accounting treatment of the Class B Units.

At December 31, 2009, Kaiser LLC had 751,956 Class B Units outstanding.

KAISER VENTURES LLC AND SUBSIDIARIES

Class C and D Units

During 2002, the Company issued Class C and D Units to certain officers and terminated the Long- Term Incentive Plan (“TIP”) as to future unearned payments that could have been payable to the Company’s executive officers. Payments to holders of the Class C and D Units will only be paid upon the monetization of the Company’s major assets. Payments, if any, will be made under a formula that replicates the amount that would have been paid under the TIP if it had been continued. Class C and D Units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Class B, C and D Units” for the accounting treatment of the Class C and D Units.

At December 31, 2009, Kaiser LLC had 872 and 128 Class C and D Units outstanding, respectively.

Unit/Stock Option and Unit/Stock Grant Programs

Historically, the Company granted option under various stock options plans which became units upon conversion from a corporation to a limited liability company. All plans under which options were issued are no longer in effect as of December 31, 2008.

In June 1995, the Company’s stockholders approved the 1995 Stock Plan. The 1995 Stock Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock related incentives. However, there are no outstanding options under this plan as of December 31, 2009.

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

A summary of the status of grants under the Company’s unit/stock plans as of December 31, 2009 and 2008, and activities during the years ended on those dates is presented below:

	2009			2008
	Options		Weighted- Average Exercise Price	Options		Weighted- Average Exercise Price
Outstanding at beginning of Year		—	$—		298,100	$3.11
Granted		—	—		—	—
Exercised		—	—		104,100	—
Forfeited		—	—		194,000	—

Outstanding at end of year		—	$—			$—

Options exercisable at year End		—	$—		—	$—

Weighted-average fair value of options granted during the year	$	N/A		$	N/A

As of December 31, 2008, all outstanding options expired and were therefore forfeited.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 12. LOSS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted loss per unit/share:

	2009	2008
Numerator:
Net loss	$(1,950,000)	$(2,024,000)
Numerator for basic loss per unit
Loss available to Class A members	$(1,950,000)	$(2,024,000)
Numerator for diluted loss per unit
Loss available to Class A members	$(1,950,000)	$(2,024,000)
Denominator:
Denominator for basic earnings per unit-weighted-average shares	7,096,000	7,096,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit -adjusted weighted-average shares and assumed conversions	6,585,000	7,096,000

Basic loss per unit	$(0.30)	$(0.29)

Diluted loss per unit	$(0.30)	$(0.29)

For additional disclosures regarding the outstanding employee unit/stock options see Note 11.

The Company incurred a net loss during 2009 and 2008 and therefore all options are considered antidilutive for those years.

Note 13. INCOME TAXES

Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only income taxes are those imposed on Business Staffing Inc. (“BSI”). These taxes amounted to $12,000 for 2009 and $456,000 for 2008.

The significant decrease in the tax provision in 2009 is the result of the following:

Reduced BSI taxes due for 2009	$10,600
BSI reversal of deferred tax asset in 2008	328,000
BSI estimate payments required in 2008 based on 2007 tax liability	104,600
Reduced KVLLC estimated tax liability for 2009	800

Total tax provision for 2008	$444,000

The major component of this reduced tax provision of $328,000 relates to the Company’s determination to establish a valuation reserve against the deferred tax asset representing amounts originally believed to be recoverable in the future due to anticipated income in BSI, our corporate subsidiary.

Note 14. COMMITMENTS AND CONTINGENCIES

Environmental Contingencies

As discussed in Note 10., effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to ASC 450 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the

KAISER VENTURES LLC AND SUBSIDIARIES

insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

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

As discussed above in Note 2, the Company, as a result of the adoption of ASC 410, Asset Retirement and Environmental Obligations, increased its environmental reserve by $1.2 million to account for its conditional asset retirement obligations related to possible future abatement obligations for asbestos-containing products in certain of the viable structures at Eagle Mountain and increased the cost basis of the associated structures at Eagle Mountain by a comparable amount. Thus, as of December 31, 2009, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in its purchase of the Mill Site Property, such as the groundwater plume discussed above and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,789,000. In the event a future claim for damages is filed against the Company that relates to the remaining $2,789,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

Total expense relative to all of these plans for the years ended December 31, 2009 and 2008 was $48,000 and $106,000, respectively. The reduction in this expense is primarily due to the reversal of a liability for amounts forfeited by employees which were used to fund employers contributions to the plans as the liability had expired and therefore was no longer required.

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

Contingent Distributions on Class B, C and D Units

Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Class B, C and D Units” and “Note 12. EQUITY” above.

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

Eagle Mountain Landfill Project Land Exchange Litigation. In October 1999, Kaiser’s wholly-owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM. This completed land exchange has been challenged in two separate federal lawsuits. On September 20, 2005, the U. S. District Court for the Central District of California, Eastern Division, issued its opinion in which was adverse to the landfill project in that it sat aside a land exchange completed between the Company and U.S. Bureau of Land Management (“BLM”) in October 1999 as well as two BLM rights-of-way. It also effectively reinstates a reverter title issue involving the Eagle Mountain Townsite.

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

KAISER VENTURES LLC AND SUBSIDIARIES

We and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and landfill project appeal. (Donna Charpied, et al., Plaintiffs—Appellees v. United States Department of Interior, et al., Defendants—Appellants (Case Nos. 05-56815 and 05-56843); National Parks and Conservation Association, Plaintiff—Appellee v. Bureau of Land Management, et al., Defendants—Appellants (No. 05-56814); and National Parks and Conservation Association, Plaintiff—Appellee v. Bureau of Land Management, et al., Defendants—Appellants (No. 05-56832)). In a 2 to 1 decision the majority opinion is adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling that set aside the completed land exchange. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project.

Both the panel majority and dissent did conclude that the U.S. District Court error with regard to several issues and they also rejected a cross appeal of various environmental matters.

We have filed a petition with the U.S. 9 th Circuit Court of Appeals seeking a rehearing by the original three-judge panel or an en banc review by the U.S. 9th Circuit Court of Appeals. An en banc would involve the hearing of our case by an eleven-judge panel of the U.S. 9th Circuit Court of Appeals. The BLM did not join in our request to seek further review of the adverse decision. The granting of a rehearing or a hearing en banc is totally discretionary with the U.S. 9th Circuit Court of Appeals. Statistically most petitions for rehearing or for a hearing en banc are dismissed. The timing of any decision on whether an en banc hearing will be granted is within the discretion of the U.S. 9th Circuit Court of Appeals.

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

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and

KAISER VENTURES LLC AND SUBSIDIARIES

under common law trespass. The City of Vancouver, Washington has indicated that it may intervene as a plaintiff in the case since a portion of the buried debris appears to extend onto property owned by the city. However, the City of Vancouver has yet to intervene in the matter. Additionally, another property owner is now claiming that it has buried debris on its property for which the Company and KSC Recovery may be responsible. The federal government was able to secure a dismissal of all common law claims. The government, however, remains in the case with respect to CERCLA claims. We initiated a third-party complaint against another company believing that such company may be responsible in whole, or in part, for some the buried debris. While we are still in the early stages of the litigation and informal discovery in this matter, we understand that the claim is between $1.5 million and $2.5 million. However, if the City of Vancouver and the additional property owner become plaintiffs, the size of the claim will likely increase. This matter has been tendered to our insurance carrier which has accepted the defense of this matter subject to a reservation of rights.

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. No information was provided in the correspondence concerning the reasons why KSC Recovery, Inc or the Company have been identified as a potentially responsible party and no amount of damages was alleged although apparently over $69 million has been spent to date to characterize the environmental problems affecting the Portland Harbor. The Company and KSC Recovery are in the preliminary stages of the matter. KSC Recovery, Inc. and the Company have tendered this claim to their appropriate insurance carrier.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 25 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, approximately half of the current claims relate to other facilities such as the former Kaiser Steel Mill Site Property.

Most of these lawsuits are third party premises claims alleging injury resulting from exposure to asbestos or asbestos containing products and involve multiple defendants. The Company anticipates that it, often along with KSC Recovery, will be named as a defendant in additional asbestos lawsuits. Additionally, plaintiffs are seeking to add to the shipyard sites that the Company may have historically had a connection with on half of the United States. With a number of large manufacturers and/or installers of asbestos and asbestos containing products filing for bankruptcy over the past several years, the likelihood that additional suits will be filed against the Company has increased. In addition, the trend has been toward increasing trial damages and settlement demands. Virtually all of the complaints against us and KSC Recovery are non-specific, but involve allegations relating to pre-bankruptcy activities. It is difficult to determine the amount of damages that we could be liable for in any particular case until near the time of trial; indeed, many of these cases do not include pleadings with specific damages. The Company vigorously defends all asbestos claims as is appropriate for a particular case.

Of the claims resolved to date, approximately 60% have been resolved without payment to the plaintiffs. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

Claims Against the Bankruptcy Estate. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case

KAISER VENTURES LLC AND SUBSIDIARIES

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

Disclosure Controls and Procedure

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, under the supervision and with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective at the “reasonable assurance level” to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. Specifically, in 2008 and 2009, the Company: (a) requested that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and internally reviewed and tested its internal controls against its written procedures. The above conclusions are based upon the work performed.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Company management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not

KAISER VENTURES LLC AND SUBSIDIARIES

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

BOARD OF MANAGERS

Each current Board member brings a strong and unique background and set of skills to our Board of Managers, giving our Board, as a whole, competence in a wide variety of areas including board service, management, financial and accounting expertise, the water industry, as well as the permitting and political processes in which the Company operates. The following includes a brief biography of each member of our Board of Managers, including each individual’s age as of March 15, 2010. Each biography includes specific experience, qualifications, attributes or skills that led our Board of Managers to determine that each individual serving on the Board should continue to serve on the Board of Managers. Additionally, the members of our Board, as well as our executive officers, bring a wealth of experience and history with the Company and its projects and the types of matters the Company faces on a reoccurring basis.

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	59	Chief Executive Officer, President and Chairman of the Board
Ronald E. Bitonti	77	Manager
Todd G. Cole	88	Manager
Gerald A. Fawcett	77	Vice Chairman
Marshall F. Wallach	67	Manager

Richard E. Stoddard was appointed Chief Executive Officer of Kaiser in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining Kaiser in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of Penske Motorsports, Inc. (“PMI”) when International Speedway Corporation acquired PMI. As of January 1, 2003, Mr. Stoddard began working less than full time for Kaiser. In addition to working on behalf of Kaiser, Mr. Stoddard works as a general business consultant with an emphasis on distressed businesses and water development opportunities. In the water development area, Mr. Stoddard is working primarily on behalf of Cadiz, Inc. As Chairman and Chief Executive Officer, Mr. Stoddard brings to the Board a detailed knowledge of all the Company’s activities as well as expertise in the water industry.

Ronald E. Bitonti is Chairman of the Benefits Committee for the VEBA and was Chairman of the Reorganized Creditors’ Committee formed during the KSC bankruptcy until dissolution of this committee in 1991. From 1985 to 1991, Mr. Bitonti served as International Representative for the United Steelworkers of America. Mr. Bitonti retired from KSC in 1981 and has been a director or manager of Kaiser since November 1991. In addition to his knowledge and experience on behalf of to the Company, Mr. Bitonti has been and continues to be instrumental in the political and permitting areas for the Company’s projects. He also brings to the Board the perspective of one of our largest unitholders.

Todd G. Cole has been a director or manager of Kaiser since November 1989. Mr. Cole was Chief Executive Officer of CIT Financial Corporation before starting his present career as a consultant and corporate director. He currently is President of Cole & Wilds Associates, Inc., a consulting company. He was a founding director of Coral Gable Trust Company, a Florida State chartered institution, which began operations in April 2004. Mr. Cole is a member of the Georgia Bar Association and is an accredited certified public accountant (inactive status). Mr. Cole brings many years of service, management, board, financing, accounting and human relations expertise to the Board.

KAISER VENTURES LLC AND SUBSIDIARIES

Gerald A. Fawcett was President and Chief Operating Officer of Kaiser Inc. from January 1996 until his retirement from full time duties on January 15, 1998. He was appointed to Kaiser’s Board on January 15, 1998, and currently serves as Vice Chairman of the Board and undertakes special projects on behalf of the Company from time-to-time. Mr. Fawcett began his employment with KSC in 1951, holding various positions in the steel company and ultimately becoming Division Superintendent of the Cold Rolled and Coated Products Division. After working five years consulting with domestic and overseas steel industry clients, Mr. Fawcett joined Kaiser in 1988 as Senior Vice President and became Executive Vice President in October 1989. He is also Vice Chairman of the Board of MRC. In addition to his executive management experience, Mr. Fawcett brings to the Company a great deal of historical experience and expertise regarding the Company and its projects as well as relationships with our existing strategic partners.

Marshall F. Wallach has been a director or manager of Kaiser since November 1991. From 1984 to 2003, Mr. Wallach served as President of The Wallach Company, a Denver, Colorado based investment banking firm. The Wallach Company was sold to Keycorp on January 1, 2001. Mr. Wallach retired from The Wallach Company on Dec. 31, 2003. Prior to forming The Wallach Company, Mr. Wallach managed the Corporate Finance Department and established the Mergers and Acquisitions Department of Boettcher & Company, a regional investment bank in Denver, Colorado. Mr. Wallach serves on the boards of several non-profit organizations and privately-owned corporations. He is currently President of Wallach Capital Advisors, Inc. which was incorporated in early 2004 and is President of Gates Capital Partners, LLC formed in 2005. Like the other members of the Board of Managers, Mr. Wallach, as an investment banker, brings a great deal of experience and knowledge required by the Company including his experience in accounting, finance and financing and his experience serving as a member of public and private boards of directors.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The Audit Committee retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2009 and also retained the firm as our independent registered public accounting firm for 2010.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Based upon the foregoing, the Audit Committee recommended to the Board of Managers that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009.

HUMAN RELATIONS COMMITTEE

The duties and responsibilities of the Human Relations Committee are set forth in our Human Relations Committee Charter. Although Kaiser LLC leases its employees from Business Staffing, Inc., the Human Relations Committee, along with Business Staffing, Inc. reviews compensation and benefit programs for the employees leased to Kaiser by Business Staffing, Inc.

The Human Relations Committee is composed of Messrs. Cole (Chairman) Bitonti and Fawcett.

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	59	Chief Executive Officer, President and Chairman of the Board
James F. Verhey	62	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	54	Executive Vice President - Administration, General Counsel and Corporate Secretary

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary(2) $	Unit Awards(3) $	All Other Compensation(4) $	Total $
Richard E. Stoddard	2009	358,310	18,851	69,022	446,183
Chairman of the Board, President and CEO	2008	341,248	17,455	60,328	419,031
James F. Verhey	2009	164,279	23,145	15,694	203,118
Exec. Vice President - Finance & CFO	2008	156,456	17,455	29,138	216,562
Terry L. Cook	2009	303,353	22,693	31,101	357,147
Exec. Vice President, General Counsel and Secretary	2008	282,336	17,455	38,564	338,355

(1)	All employees are leased to Kaiser LLC by Business Staffing, Inc., a subsidiary of the Company. The “Bonus”; “Option Awards”; “Non-Equity Incentive Plan Compensation”; and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” columns have been eliminated from the Summary Compensation Table because there were no reportable events/compensation earned for the applicable years for such items.

(2)	The salary amount was not reduced for any employee contributions to our 401(k) Savings Plan and Supplemental Executive Retirement Plans.

(3)	Represents value of 25,000 Class A Units issued to each executive officer under his respective employment agreement and for 2009 restricted units issued by the Company to each executive officer.

(4)

The “All other Compensation” column includes distributions made on the Company’s Class C Units in 2008 to Mr. Stoddard - ($1,357), Mr. Verhey - ($543), and Mr. Cook - ($814). Our executive officers are provided with certain

KAISER VENTURES LLC AND SUBSIDIARIES

health insurance, disability insurance and other non-cash benefits generally available to all salaried employees and therefore are not included in this table under applicable SEC rules. The Company will pay for the unreimbursed cost of comprehensive physicals for its executive officers. In 2009 Mr. Stoddard and Mr. Cook received a comprehensive medical physical, however as of December 31, 2009, the Company has not paid any amount related to the costs of these physicals on their behalf. Mr. Verhey received a comprehensive medical physical in 2008 and in 2009, at the Company’s expense. The cost unreimbursed for such physicals were $816 in 2008 and $1,254 in 2009. These amounts are included in the “All Other Compensation” column as appropriate. Our contributions to the 401(k) Savings Plan, and to the Supplemental Executive Retirement Plan in 2009 and 2008 are listed below.

		COMPANY CONTRIBUTIONS
NAME	YEAR	401(k) PLAN(a) ($)	SERP(b) ($)	TOTAL TO PLANS ($)
Richard E. Stoddard	2009	22,678	9,640	32,318
	2008	18,604	15,973	34,577
James F. Verhey	2009	14,528	—	14,528
	2008	14,319	—	14,319
Terry L. Cook	2009	22,678	6,900	29,578
	2008	18,604	10,423	29,027

(a)	Reported in the “All Other Compensation” column.

(b)	No contributions were made to the Limited Participation Deferred Compensation Plan that was established for the benefit of Mr. Stoddard and Mr. Cook in 2007.

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

NAME	YEAR	COMPANY’S PREMIUM PAYMENTS(A) ($)
Richard E. Stoddard	2009	1,726
	2008	1,726
James F. Verhey	2009	1,166
	2008	1,166
Terry L. Cook	2009	1,523
	2008	1,523

(a)	Does not include the cost of a $50,000 term life insurance policy that we pay for all employees of the Company, other than certain part-time employees.

Both Mr. Stoddard and Mr. Verhey reside outside Southern California. As a part of the terms of their employment, we pay or reimburse them for their commuting, rental car and hotel expenses as well as other miscellaneous commuting expenses such as parking fees and mileage reimbursement for use of a private vehicle.

		COMMUTING EXPENSES
NAME	YEAR ($)	AIRFARE ($)	LODGING ($)	CAR SERVICE ($)	RENTAL CAR ($)	MISC. ($)	TOTAL ($)
Richard E. Stoddard	2009	16,578	9,033	2,648	6,423	296	34,978
	2008	9,769	5,766	2,483	4,005	645	22,668
James F. Verhey	2009	2,345	4,306	—	3,439	2,100	12,190
	2008	3,873	3,714	—	2,998	2,295	12,880

Mr. Cook receives an annual automobile allowance of $7,200.

KAISER VENTURES LLC AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

The Company has no outstanding options. All of the Company’s unexercised options expired as of December 31, 2008. In December Mr. Stoddard, Chairman of the Board, President and Chief Executive Officer exercised options to acquire a total of 75,000 Class A Units at $1.25 per unit. However, under the terms of their respective January 1, 2007 employment agreement, each executive officer was issued 25,000 Class A Units in 2008 and in 2009. Additionally, in April 2009 each of the executive officers was granted restricted Class A Units in April 2009 as follows:

OFFICER	RESTRICTED UNITS[1]
Richard E. Stoddard	17,929
James F. Verhey	28,402
Terry L. Cook	27,300

1.	Units vest upon receipt of a distribution or other compensation by Class A Unit holders.

No Class A Units were earned under the terms of the Executive Officer New Revenue Participation Plan for 2009.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In 2008 distributions were made on the Class C and D Units as a result of the sale of certain minor miscellaneous assets in 2007. In 2008 the total amount distributed with respect to the Class C Units was $2,714 and $309 with respect to the Class D Units. There were no distributions on the Class C or D Units in 2009.

401(K) RETIREMENT PLAN

The Company currently sponsors a combined voluntary 401(k) savings and money purchase plan. This plan is available to all full time employees. Participants may make contributions of up to 25% of

KAISER VENTURES LLC AND SUBSIDIARIES

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

Business Staffing placed into the Supplemental Plan previously accrued amounts due Richard E. Stoddard and Terry L. Cook upon termination of their employment in the amount of $660,872 and $260,121, respectively. Like the terms of their previous employment agreements, the amounts in the Plan remain subject to forfeiture if the executive officer is terminated for “cause” as defined in the Supplemental Plan (which is the same definition as contained the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. In addition, the amounts in the Supplemental Plan fully vest if the executive officer is terminated without cause, is constructively terminated without cause, dies, is permanently disabled or upon completion of the initial term of their employment. Once vested, payments may commence, upon the officer’s death, permanent disability, or the termination of the officer for any reason except for “cause” as defined in the Supplemental Plan. The Supplement Plan’s assets are held through the Trust which is a “rabbi trust” and all investment earnings or losses shall accrue to account of each officer under the Supplemental Plan.

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

During much of 2006, Kaiser’s Human Relations Committee along with Business Staffing engaged in an extensive review of the existing compensation agreements and plans for our executive officers. The review recognized that elements of the compensation of the executive officers of Kaiser have been adopted and implemented at various times over the years in relation to our cash maximization plan but the original estimates of the timing of such plan’s complete implementation and realization have proven to be too optimistic. Accordingly, Kaiser along with Business Staffing developed modified or new compensation agreements and plans that, among other things, further align the interests of the executive officers with those of the members of Kaiser and will encourage the retention of the executive officers. Business Staffing leases employees, including the executive officers of Kaiser, to Kaiser. These plans remain in effect. In November 2009 the annual grant of 25,000 Class A Units as compensation to each of the executive officers was reviewed and continued by the Board of Managers.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

On January 10, 2007, Business Staffing entered into new employment agreements with each of the executive officers of Kaiser with such agreements being effective as of January 1, 2007. The new employments agreements superseded the existing employment agreements for the executive officers. The employment agreements were amended in November 2009. In summary, the amendment clarified the

KAISER VENTURES LLC AND SUBSIDIARIES

circumstances requiring the payment of severance.

General Terms and Compensation. Except for the name, title, duties, amount of salary, and a special bonus that may be earned by James Verhey upon the sale of Kaiser’s interest in the West Valley MRF, the terms of the new employment agreements are the same in all material respects. The agreements commence as of January 1, 2007, and continue for a term of five (5) years (the “Initial Term”) and continue thereafter on a month-to-month basis until Kaiser has disposed of all of its material assets. Under the terms of the employment agreements, Messrs. Stoddard, Verhey and Cook currently have base salaries of $358,310; $164,279 and $298,453, respectively. Base salaries will be adjusted annually by no less than utilizing the Consumer Price Index for Urban Wage Earners and Clerical Workers, U.S. City Average, All Items, published by the Bureau of Labor Statistics of the United Stated Department of Labor.

During the term of their employment, each executive officer is to be awarded 25,000 Kaiser Class A Units as of January 15 of each year beginning January 15, 2007; provided, however, the amount of the annual award of units was to be reviewed prior to the January 15, 2010 grant. The Board did review the annual unit grants in November 2009 and determined that the Company should continue to make such annual grants to its executive officers as a part of their respective compensation packages.

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

Severance. If any officer is terminated without cause during the Initial Term, including, among other reasons, constructive termination, such officer is entitled to receive cash severance pay equal to two (2) year’s base salary. Additionally, if an officer’s employment agreement expires, severance is due. Severance is payable in one lump sum or, if mutually agreed by the executive and Business Staffing, over a period of time. In addition, Business Staffing will continue to pay benefits, such as health and dental insurance, for two years. In the event an executive officer voluntarily terminates his employment, Business Staffing will not be obligated to pay him any severance or other additional compensation, other than the compensation due and owing up to the date of termination.

Change of Control. None of the employment agreements contain “change of control” provisions. No compensation is due an officer upon a “change of control” absent an officer’s employment being terminated.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Current Salary of Executive Officers. Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 16, 2010:

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

“New Revenue” means all revenue generated from new lines of business or new sources of revenue for Kaiser that are not historically recurring revenues as of January 1, 2006. New Revenue does not include revenues generated from the sale of Kaiser’s existing assets and projects, except as provided in the Performance Bonus Plan, distributions from Kaiser’s interest in West Valley MRF, LLC, revenues generated as a result of landfill operations at Eagle Mountain, interest and investment income. “New Revenue Expenses” means all incremental and new direct and indirect expenses incurred in the generation of New Revenue but New Revenue Expenses shall not include the amortization or depreciation cost of any existing asset or an allocation of any fixed expense or charge, including the allocation of the base salary and benefits of existing employee positions of the Company. “Net New Revenue” is the positive difference, if any, of New Revenue less New Revenue Expenses for any give calendar year. The

KAISER VENTURES LLC AND SUBSIDIARIES

Performance Bonus Plan is administered by a committee composed of the individuals serving on Kaiser’s Human Relations Committee. The bonus, if any, is to be paid by March 14 of each year. No bonus was earned under such plan for 2008 or for 2009.

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2009, the Human Relations Committee consisted of Messrs. Cole (Chairman), Bitonti, and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for the Company from time-to-time. Mr. Fawcett’s compensation is summarized in the “Manager Compensation” table located on the next page.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

MANAGER COMPENSATION

During 2009 non-employee managers were paid on the following basis:

DESCRIPTION OF COMPENSATION FOR NON-EMPLOYEE MANAGERS	AMOUNT
Annual Cash Retainer	$20,000
Chairman of Committee-Additional Annual Cash Retainer	$5,000	*
Meeting Fee-(In Person)	$1,500
Meeting Fee-(Telephonic)	$1,000
Annual equity grant (Class A Units)	5,000

*	The chairman of the Audit Committee receives an additional $2,500 annual cash retainer.

Each grant vests on January 31st of the year following the grant, subject to acceleration upon the occurrence of certain events. Accordingly, the restricted 5,000 Class A Units granted to Messrs. Bitonti, Cole, Fawcett and Wallach in 2008, fully vested on January 31, 2009, and those granted in June 2009 vested in January 2010.

We do not provide retirement benefits for non-employee managers.

MANAGER COMPENSATION TABLE FOR 2009(1)

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($)(2)	Total ($)
Ronald E. Bitonti	30,000	(3)	2,300	32,300
Todd G. Cole	36,500		2,300	38,800
Gerald A. Fawcett (4)	—		2,300	2,300
Richard E. Stoddard (5)	—		—	—
Marshall F. Wallach	36,000		2,300	38,300

(1)	The “Option Awards”; “Non-Equity Incentive Plan Compensation”; “Change in Pension Value and Non-qualified Deferred Compensation”; and “All Other Compensation” columns have been eliminated from the Manager Compensation Table because there were no reportable events/compensation earned for such items in 2009.

(2)	The Company’s Class A Units are not publicly traded. The $.46 per Class A Unit value is based upon the average sales price of the few private sales of units that did occur during the six-month period prior to the date of the units issuance in June 2009.

(3)	Included in this amount is the annual retainer of $2,000 per year Mr. Bitonti receives for serving on the Board of Directors of KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation.

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

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	9.92%
Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (2) 9786 Sierra Avenue Fontana, CA 92335	656,987	9.93%
Pension Benefit Guaranty Corporation(3) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	6.16%
Willow Creek Capital Partners 300 Drakes Landing Road, Suite 230 Greenbrae, California	756,200	11.44%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units including the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA’s shares in Kaiser are held in trust by AST Trust Company.

(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. The Company understands that Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to substantially all of the units owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.

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

Name	Class A Units Beneficially Owned(1)	% of Issued and Outstanding Class A Units(2)
Richard E. Stoddard, CEO, President & Chairman	324,315	4.91%
Gerald A. Fawcett, Vice Chairman(3)	156,559	2.37%
James F. Verhey, Executive Vice President - Finance & CFO	181,629	2.75%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	206,458	3.12%
Ronald E. Bitonti, Manager(4)	44,896	*
Todd G. Cole, Manager	50,188	*
Marshall F. Wallach, Manager	54,750	*
All officers and managers as a group (7 persons) (1)	1,018,795	15.41%

*	Less than one percent.

(1)	The Company has no outstanding options as all previously unexercised options expired December 31, 2008.

(2)	The percentage for each individual is based on the total number of issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units reserved for those who have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger).

(3)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.

(4)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

None reportable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

The Audit Committee appointed Moss Adams as the Company’s independent registered public accounting firm for 2008, 2009 and for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Moss Adams LLP for services in fiscal 2008 and 2009 were as follows:

	MOSS ADAMS LLP
FEE CATEGORY	FISCAL 2008 FEES	FISCAL 2009 FEES
Audit – Fees	$146,750	$155,565
Audit – Related Fees	$—	$—
Tax Fees	$85,165	$83,285
All Other Fees	$29,281	$29,389

Total Fees	$261,196	$268,239

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

(a) Exhibits.

The following exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.2 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.3	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Form 10-K Report for the year ended December 31, 2001.

3.4	Second Amendment to Amended and Restated Kaiser Ventures LLC effective April 15, 2009, incorporated by reference from Exhibit 3(i) to Kaiser Ventures LLC Form 8-K filed on April 15, 2009.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2007, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated January 10, 2007.

10.3.1*	First Amended Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated November 4, 2009, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2007, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.5.1*	First Amended Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated November 4, 2009, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.6*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2007, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 8-K Report dated January 10, 2007.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.6.1*	First Amended Employment Agreement between Business Staffing, Inc. and James F. Verhey dated November 4, 2009, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.7	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.7.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.7.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.7.3	Fourth Amendment to Lease Agreement between CIP Empire Tower LLP and Kaiser Ventures LLC dated November 13, 2006 incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-QSB Report for the period ended September 30, 2006.

10.7.4	Fifth Amendment to Lease Agreement between CPI Empire Tower LLC and Kaiser Ventures LLC dated March 16, 2009, incorporated by reference from Exhibit 10.7.4 of Kaiser Ventures 10-Q Report for the period ended March 31, 2009.

10.8*	Executive Officer New Revenue Participation Incentive Plan adopted to be effective January 1, 2007, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.9*	Business Staffing, Inc. Supplemental Deferred Compensation Plan dated January 10, 2007, incorporated by reference from Exhibit 10.5 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.9.1*	Non-Qualified Deferred Compensation Agreement dated January 10, 2007, incorporated by reference from Exhibit 10.6 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.10*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.11	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.12	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.13	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.13.1	Second Amendment to Members Operating Agreement dated December 1, 2001, incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-KSB Report for the year ended December 31, 2004.

10.13.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.14	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.14.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.14.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.15	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.15.1	Second Amendment Agreement dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.16	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.16.1	Guarantors’ Acknowledgment and Consent (1997 L/C) dated as of May 1, 2007, given by Kaiser Ventures LLC, Kaiser Recycling, LLC, Burrtec Waste Industries, Inc. and West Valley Recycling & Transfer, Inc. for the benefit of Union Bank of California, incorporated by reference from Exhibit 10.19.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.17	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.19	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.20	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.21	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.21.1	Third Amendment Agreement (2000 L/C) dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.24.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.22	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23.1	Guarantors’ Acknowledgment and Consent (2000 L/C) dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.26.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

23	Consent of Moss Adams LLP Independent Registered Public Accounting Firm.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Amended and Restated Audit Committee Charter of Kaiser Ventures LLC adopted November 11, 2005 incorporated by reference from Exhibit 99. of Kaiser Ventures LLC’s Report on Form 10-QSB for the period ended September 30, 2005.

(b) Reports on Form 8-K.

Report of Adverse U.S. 9th Circuit Court of Appeals Decision involving the Eagle Mountain Land Exchange dated November 10, 2009.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2010	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer
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

Signature	Title	Date

1. Principal Executive Officer

/s/ Richard E. Stoddard Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 26, 2010

2. Principal Financial and Accounting Officer

/s/ James F. Verhey James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2010

KAISER VENTURES LLC AND SUBSIDIARIES

Signature	Title	Date

4. Managers

/s/ Ronald E. Bitonti Ronald E. Bitonti	Manager	March 26, 2010

/s/ Todd G. Cole	Manager	March 26, 2010
Todd G. Cole

/s/ Gerald A. Fawcett Gerald A. Fawcett	Vice Chairman	March 26, 2010

/s/ Marshall F. Wallach Marshall F. Wallach	Manager	March 26, 2010