Form 10-Q
period 2010-03-31
KAISER VENTURES LLC
filed 2010-05-14
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 10, 2010, the registrant had 6,686,025 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2009 Annual Report on Form 10-K. Those requesting a copy of the 10-K report that are not currently members of the Company may also obtain a copy of each report directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2009 Annual Report on Form 10-K as the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, claims that relate to Eagle Mountain, including the adverse decision of the U.S. 9th Circuit Court of Appeals in November 2009 impacting the viability of the Eagle Mountain landfill project, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefit, including Kaiser’s conclusion that its tender offer completed in December 2008 will not result in the Company being treated as a “publicly traded partnership”; the impact of natural disasters on our assets; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2009 Annual Report on Form 10-K for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

•

Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, the amount and nature of a material portion of Kaiser’s land holdings at the Eagle Mountain Site will change if the September 2005 adverse U.S. District Court decision setting aside a completed land exchange between Kaiser and the United States Bureau of Land Management (“BLM”), that was recently upheld by the U.S. 9th Circuit Court of Appeals, ultimately remains as currently decided and the federal land exchange is not “fixed”;

•

The resources at the Eagle Mountain Site that are not a part of the Landfill Project such as rock. Over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project. The sale of such rock is subject to market conditions and the Company having any necessary permits; and

•

Land at Lake Tamarisk consisting of 71 residential lots, one lot with a house, and approximately 350 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles to the east of Palm Springs, California, and is approximately 8 miles from the Eagle Mountain Site.

As of March 31, 2010, we also had cash and cash equivalents, receivables and short and long-term investments of approximately $8,531,000.

KAISER VENTURES LLC AND SUBSIDIARIES

Impact of Adverse U.S. 9th Circuit Decision and Adverse Economy on Cash Maximization Strategy.

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash that could ultimately be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. We continue to undertake activities that evaluate and implement the cash maximization strategy. However, with the adverse U.S. 9th Circuit Court of Appeals decision and with the material downturn in the worldwide economy that has undoubtedly impacted the value of our other assets, we currently are in the process of evaluating how best to implement the cash maximization strategy. A final decision will not be made until we know the outcome of our request to have the U.S. 9th Circuit Court of Appeals further review the existing adverse landfill decision and a determination of the time and expense required to “fix” the land exchange with the BLM. We do not know the timing of when we will learn if the U.S. 9th Circuit Court of Appeals grants of denies our request for further review of the current decision. If the adverse U.S. 9th Circuit Court of Appeals decision stands as currently written, it would alter and would certainly impact the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. Additionally, in connection with the evaluation of our options it is possible that our investment in MRC could be written down on our financial statements to zero.

Eagle Mountain Landfill Project

Background. In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC is seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. The Company currently owns 83.13% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail-haul landfill. The Landfill Project is permitted to receive 10,000 tons per day of municipal solid waste for the first ten years of operation and up to a maximum of 20,000 tons per day thereafter. The landfill is currently permitted to receive municipal solid waste up to November 30, 2088.

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.6 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by June 30, 2010. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals. In November 2009 in a 2 to 1 decision, the panel majority upheld, in part, the U.S. District Court decision setting aside the land exchange. We are seeking further review of the adverse U.S. 9th Circuit Court of Appeals decision but review by an en banc panel of the U.S. 9th Circuit is totally discretionary. This adverse decision, if it becomes final, jeopardizes the viability of the current landfill project. Accordingly, receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if ever the sale may be completed.

KAISER VENTURES LLC AND SUBSIDIARIES

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than June 30, 2010. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

Upon the occurrence of an initial closing, the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange. As discussed in more detail below in “Landfill Project Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which decision was upheld in part by the U.S. 9th Circuit Court of Appeals in November 2009. This adverse decision jeopardizes the viability of the Landfill Project.

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2009 Annual Report on Form 10-K.

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

KAISER VENTURES LLC AND SUBSIDIARIES

appraisal undertaken by the BLM in the land exchange; and (ii) a full discussion of the BLM’s conclusions on the public need for the landfill project.

The Company and the U.S. Department of Interior evaluated their alternatives with respect to the decision and each decided to appeal the decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and Landfill Project appeal. In a 2 to 1 decision the majority opinion was adverse to the Landfill Project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. The majority opinion found that: (i) the discussion of eutrophication (the introduction of nutrients, in this case primarily nitrogen, as a result of the landfill) was not adequately organized in the EIS; (ii) the statement of purpose and need for the project was unduly narrow resulting in an inadequate analysis of a reasonable range of alternatives to the proposed land exchange; and (iii) there was an inadequate appraisal of the lands in the land exchange due to the failure of the “highest and best use” analysis to take into account the probable use of the public lands as a landfill. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and Landfill Project.

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

We are seeking further review of the adverse U.S. 9th Circuit Court of Appeals decision by a broader panel of judges from the U.S. 9th Circuit Court of Appeals. Whether such further review is granted is totally discretionary with the court. We do not know the timing of when we will learn if the U.S. 9th Circuit Court of Appeals grants of denies our request for an en banc hearing of the case. If the current U.S. 9th Circuit Court of Appeals decision remains as written, such decision would jeopardize the viability of the current Landfill Project. In addition, such decision could adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, is seeking a license from the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities to be located at the Company’s Eagle Mountain mine site. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and are the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. In addition, the ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC. As a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. ECEC is continuing to take certain steps necessary to obtain a license. We will continue to oppose ECEC’s licensing efforts.

If the completed land exchange is ultimately and permanently reversed in accordance with the September 2005 U.S. District Court decision, as upheld by the U.S. 9th Circuit Court of Appeals, certain lands currently owned in fee by Kaiser will revert back to federal lands, although a substantial amount of such lands will then be controlled by Kaiser because of its federal mining claims. As a result of any final reversal to federal ownership, a portion of the land may be subject to a title encumbrance associated with the issuance of the preliminary permit to ECEC by FERC.

KAISER VENTURES LLC AND SUBSIDIARIES

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of our investments in MRC our ownership interest in MRC is currently 83.13%. Additional funding will be required to finance ongoing litigation and/or to fund any “fix” strategy that may be undertaken as a result of the U.S. 9th Circuit Court of Appeals decision. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-Q and discussed in more detail in the Company’s Annual Report on Form 10-K for 2009, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. The adverse U.S. 9th Circuit Court of Appeals decision involving the completed land exchange substantially increases the likelihood of the occurrence of certain of these risks. If the current adverse land exchange litigation is not favorably resolved through a rehearing or a rehearing en banc by the U.S. 9th Circuit of Appeals or otherwise resolved by further appeal or in a manner that a cure can be reasonably undertaken, the Landfill Project will not be viable as currently permitted. If the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the Landfill Project would not be completed and the Company might have to abandon Eagle Mountain and its investment in MRC. The adverse U.S. 9th Circuit Court of Appeals decision materially increases the possibility of such scenario. If this should occur, the Company may seek to pursue other possible opportunities at the Eagle Mountain site or it may modify the existing proposed Landfill Project. Additionally, even if there ultimately is a satisfactory resolution of the land exchange litigation, there can be no assurance that all other outstanding matters currently preventing al closing with the District will be resolved to the satisfaction of the parties.

If we are unable to manage or resolve any of these risks or uncertainties, the value of our Class A Units could be further materially reduced.

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

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the first quarter of 2010 have ranged from a low of .25% to a high of .35%; however, the average rate for the first quarter of 2010 has been 0.32%. These rates do not include the credit enhancement fee of approximately 1.25%, which is paid to the bank providing the credit enhancement.

A cash distribution of $1,000,000 from the West Valley MRF was received during the first quarter of 2010. Although the adverse world-wide economy appears to be gradually improving, the volume of waste processed continues to be materially reduced from its peak in 2008. Similarly, commodity prices are generally substantially lower from their high points in 2008. Given reduced waste volumes and commodity prices, we anticipate that there will continue to be a material reduction in the financial performance of and in the amount of cash distributions received from the West Valley MRF for 2010.

KAISER VENTURES LLC AND SUBSIDIARIES

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detailed in the Company’s Annual Report on Form 10-K for 2009. Waste volumes are also being negatively impacted by the down-turn in the California economy. Additionally the volatility of commodity prices and any material reduction in such prices, which are occurring, will negatively impact the revenues, margins and net income of the West Valley MRF. Governmental regulation and competition for and loss of expiring waste contracts would also negatively impact the West Valley MRF.

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

As a result of previous mining activities, it is estimated that there are over 150 million tons of rock stockpiled on our fee owned land at Eagle Mountain that is not a part of the Landfill Project. While we have sold and shipped rock of various quantities over the years, we are exploring marketing and other opportunities for the sale of material quantities of rock from this acreage. We shipped approximately 40,000 tons of rock from Eagle Mountain during the first quarter of 2010. Shipments of rock are dependent upon market conditions.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Results of Operations

Table of Major Variances in Net Loss for the Quarters Ended March 31, 2010 and 2009:

Major Variances (Inc <Dec>)
Income from West Valley MRF, LLC	$310,000
Eagle Mountain Revenues	$113,000
Operating Costs	$96,000
G&A expenses	$9,000
Realized and unrealized gain on investments	$205,000
Net Interest Income	$(92,000)

Analysis of Results for the Quarters Ended March 31, 2010 and 2009

Revenues. Total revenues for the first quarter of 2010 were $488,000, compared to $65,000 for 2009. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $310,000 to $358,000 as compared to $48,000 for 2009. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the significant increase in recyclable commodity prices (fiber and aluminum) which had been negatively impacted by the world-wide economic recession early in 2009. However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. These increases were also partially offset by higher recyclable rebates and buyback expenses.

Revenue from Eagle Mountain operations increased to $130,000 for the first quarter of 2010 from $17,000 for the same period in 2009. This increase is primarily the result of increased sales of rock and media related revenues.

Operating Costs. Operating costs decreased to $292,000 for the first quarter of 2010 from $388,000 for the same period in 2009. This decrease relates primarily to the completion of the amortization of the previously recorded costs of mitigating asbestos-containing products in certain of the viable structures at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased to $463,000 for the first quarter of 2010 from $472,000 for the same period in 2009. This decrease is primarily the result of a decrease in expenses relating to the non-recurring tender offer that the Company completed in late 2008.

Net Interest and Investment Income. Net interest and investment income, including realized and unrealized gains/(losses) of $57,000, for the first quarter of 2010 was a gain of $90,000 compared to a loss of $20,000 for the same period in 2009. Of the $90,000 income for the first quarter of 2010; $33,000 relates to interest income, $18,000 was net realized and unrealized gains (losses) on the Company’s short-term investments and $39,000 relates to unrealized gains on the Company’s SERP accounts.

Loss Before Income Tax Provision. The Company recorded a pre-tax loss of $177,000 in the first quarter of 2010 versus a pre-tax loss of $815,000 for the same period in 2009. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary and; (b) a gross revenue tax imposed by the State of California.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Loss. For the first quarter of 2010, the Company incurred a net loss of $180,000, or $0.03 per unit, versus a loss of $820,000, or $0.13 per unit for the same period in 2009.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $791,000 to $2,256,000 at March 31, 2010 from $1,465,000 at December 31, 2009. Included in cash and cash equivalents is $591,000 and $776,000 held solely for the benefit of MRC at March 31, 2010 and December 31, 2009, respectively. The increase in cash and cash equivalents is primarily due to cash provided by operations of $351,000 and $615,000 of restricted cash reclassified to cash. This increase was partially offset by capitalized MRC landfill expenditures ($155,000) and short term investments of ($20,000).

Working Capital. During the first three months of 2010, current assets increased $254,000 to $8.5 million, while current liabilities decreased $154,000 to $1.7 million. The increase in current assets was the net result of a increase in short-term investments of $38,000; an increase in accounts and other receivables of $35,000 and the increase in cash and equivalents discussed above. The increases were partially offset by a decrease in restricted cash and investments of $576,000 and a decrease in income tax receivable ($34,000). The decrease in current liabilities is the sum of a decrease of $26,000 in accounts payable, a $27,000 decrease in income tax payable and $101,000 decrease in accrued liabilities. As a result, working capital increased during the first three months of 2010 by $408,000 to $6.8 million at March 31, 2010.

Accounts Receivable and Other (Net). During the first three months of 2010, accounts receivable and other current net assets increased by $35,000 due to the net result of an increase in accounts receivable trade and a reduction in prepaid insurance.

Short-Term Investments. During the first three months of 2010, short-term investments increased by $38,000. This is the result of the reinvestment of interest on the Company’s investments. At March 31, 2010, the Company had $4.6 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $358,000 for the first three months of the year, was offset by the receipt of cash distributions totaling $1.0 million resulting in a $642,000 decrease the Company’s investment in the West Valley MRF. Our investment in the MRC Landfill Project increased $155,000 during the first three months of 2010 due to continuing landfill development activities which were capitalized.

Other Assets. For the first three months of the year there was a decrease in other assets of $90,000 which is primarily the result of the amortization of the environmental insurance policy of $75,000, and an increase in accumulated depreciation as of March 31, 2010 of $15,000.

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2010, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

KAISER VENTURES LLC AND SUBSIDIARIES

Non Controlling Interest. As of March 31, 2010, the Company has recorded $5,322,000 of non controlling interest relating to the approximate 17.0% ownership interest in MRC that the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As disclosed in the Notes to the 2009 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Conditional Asset Retirement Obligations. The Company accounts for certain asset retirement obligations at Eagle Mountain pursuant to Section 740-20 of the ASC. Based upon currently available information, the Company estimated during 2005 that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1.2 million. Pursuant to the ASC 410 requirements, the Company increased its environmental reserve as of December 31, 2005 by $1.2 million to account for these conditional obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis was being depreciated over the remaining estimated time that such assets were expected to be owned by the Company, which was expected to be approximately 4 years. Periodically, the Company reviews this estimate and records any adjustments necessary to such asset retirement obligations.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the millions of tons of rock stockpiled at the Eagle Mountain Site on our fee owned property that is not a part of the Landfill Project. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members. In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. Due to the current world-wide economic conditions and other factors, commodity prices, starting in the third quarter of 2008, declined dramatically. During the first quarter of 2010 we have seen a modest improvement in commodity prices but such prices are still well below the prices at which commodities were being sold during the first half of 2008. This material decline in commodity prices along with reduced waste

KAISER VENTURES LLC AND SUBSIDIARIES

volumes due to the current economic recession have had and will continue to have a material negative impact on the West Valley MRF’s profitability and on distributions to the Company for 2010. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.6 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior appealed the decision. In November 2009 the U.S. 9th Circuit Court of Appeals affirmed, in part, the U.S. District Court decision setting aside the completed land exchange. If the current adverse land exchange litigation is not favorably resolved through a rehearing or a rehearing en banc by the U.S. 9th Circuit of Appeals or otherwise resolved by further appeal or in a manner that a cure can be reasonably undertaken, the Landfill Project will not be viable as currently permitted. If the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the Landfill Project would not be completed and the Company might have to abandon Eagle Mountain and its investment in MRC.

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

KAISER VENTURES LLC AND SUBSIDIARIES

salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years.

In addition, we continue to explore possible opportunities at the Eagle Mountain Site including, military and law enforcement training, the temporary sale of water resources; opportunities for the sale of rock from our fee owned land at Eagle Mountain; and the potential siting of electrical generation projects in and around the Eagle Mountain Townsite. As a result of past mining activities, an estimated 150+ million tons of rock of various sizes were stockpiled near the Eagle Mountain Townsite on our fee owned land that is not a part of the Landfill Project. Sales of rock would be from property that is not a part of the Landfill Project. Rock sales are subject to market conditions. During the first quarter of 2010 we sold approximately 40,000 tons of Eagle Mountain rock.

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

Capital Resources. Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales as well as expense reductions will be sufficient to satisfy the Company’s ongoing projected operating cash requirements for the near term.

Cash Maximization Strategy

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. Accordingly, we have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset as well as seeking to minimize our potential liabilities. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members in consideration of all circumstance and legal requirements. However, with the adverse U.S. 9th Circuit Court of Appeals decision and with the material down turn in the worldwide economy that has undoubtedly impacted the value of our other assets, we currently are in the process of evaluating how best to implement the cash maximization strategy. A final decision will not be made until we know the outcome of our request to have the U.S. 9th Circuit Court of Appeals further review the existing adverse decision and a determination of the time and expense required to “fix” the land exchange with the BLM. If the adverse U.S. 9th Circuit Court of Appeals decision stands as currently written, it would alter and would certainly impact the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. In addition, if the appeal decision ultimately stands as currently written, there is likely to be an impairment of our investment in MRC which could result in such investment being reduced to zero.

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

FINANCIAL STATEMENTS

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,256,000	$1,465,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500	186,000	151,000
Income tax receivable	41,000	75,000
Short-term investments (all reported at fair value)	4,574,000	4,536,000
Restricted cash held:
as Pledge for LOC	575,000	1,190,000
for Contribution to Company SERP	899,000	860,000

	8,531,000	8,277,000

Eagle Mountain Landfill Investment	32,874,000	32,719,000

Investment in West Valley MRF	4,001,000	4,644,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	975,000	1,050,000
Buildings and equipment (net)	384,000	400,000

	1,359,000	1,450,000

Total Assets	$49,230,000	$49,555,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of

	March 31, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$68,000	$94,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	470,000	599,000

	1,728,000	1,883,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Deferred Lease Liability	9,000	11,000
Environmental remediation reserve	2,775,000	2,789,000
Other accrued liabilities	250,000	250,000

	9,712,000	9,728,000

Total Liabilities	11,440,000	11,611,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at March 31, 2010 6,686,025, at December 31, 2009 6,611,025	32,468,000	32,622,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	32,468,000	32,622,000
Equity attributable to noncontrolling interest	5,322,000	5,322,000

Total Members’ Equity	37,790,000	37,944,000

Total Liabilities and Members’ Equity	$49,230,000	$49,555,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	Three Months Ended March 31
	2010	2009
Revenues
Income from equity method investment in the West Valley MRF, LLC	$358,000	$48,000
Eagle Mountain revenues	130,000	17,000

Total revenues	488,000	65,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000
Expenses related to Eagle Mountain	217,000	313,000

Total operating costs	292,000	388,000

Gross Income (Loss)	196,000	(323,000)
Corporate General and Administrative Expenses
Total corporate and administrative expense	463,000	472,000

Loss from Operations	(267,000)	(795,000)
Net Realized and Unrealized Gain (Loss) on Investments	57,000	(148,000)
Net realized Interest and Investment Income	33,000	128,000

Loss before Income Tax Provision	(177,000)	(815,000)
Income Tax Provision	3,000	5,000

Net Loss	(180,000)	(820,000)

Basic Loss Per Unit	$(0.03)	$(0.13)

Diluted Loss Per Unit	$(0.03)	$(0.13)

Basic Weighted Average Number of Units Outstanding	6,674,000	6,516,000
Diluted Weighted Average Number of Units Outstanding	6,674,000	6,516,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Net loss	$(180,000)	$(821,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Net realized and unrealized gain on investments	(57,000)	83,000
Equity income recorded	(358,000)	(48,000)
Cash distributions received from West Valley	1,000,000	—
Depreciation and amortization	91,000	106,000
Class A Units / stock-based compensation expense	26,000	49,000
Changes in assets:
Receivables and other	(2,000)	(11,000)
Changes in liabilities:
Accounts payable and accrued liabilities	(155,000)	23,000
Environmental remediation expenditures	(14,000)	(10,000)

Net cash flows used in operating activities	351,000	(629,000)

Cash Flows from Investing Activities
Purchase of investments	(20,000)	(6,541,000)
Sale of investments.	—	7,040,000
Capitalized landfill expenditures	(155,000)	(66,000)

Net cash flows (used in) provided by investing activities	(175,000)	433,000

Cash Flows from Financing Activities
Decrease in restricted cash for SERP and Pledges	615,000	65,000
Net cash flows provided by financing activities	615,000	65,000

Net Changes in Cash and Cash Equivalents	791,000	(131,000)

Cash and Cash Equivalents at Beginning of Year	1,465,000	1,117,000

Cash and Cash Equivalents at End of Period	$2,256,000	$986,000

Supplemental disclosure of non-cash investing and financing activities

	2010	2009
Cash paid during the period for income taxes	$13,200	$6,600

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of March 31, 2010 and 2009, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary (all of which are normal and/or recurring in nature) to present fairly the Company’s financial position at March 31, 2010, and results of operations and cash flows for the three month period ended March 31, 2010 and 2009.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2010 the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.”

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

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2010 and December 31, 2009. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the second quarter.

AVAILABLE-FOR-SALE SECURITIES	MARCH 31, 2010	DECEMBER 31, 2009
Commercial Paper & Bonds	$4,574,000	$4,536,000

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of March 31, 2010, the total outstanding Authority debt is $7,080,000.

KAISER VENTURES LLC AND SUBSIDIARIES

The payment schedule as of February 28, 2010, for the California Pollution Control Authority bonds is summarized below.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	February 28, 2010	November 30, 2009
Balance Sheet Information:

Current Assets	$6,429,000	$7,371,000
Property and Equipment (net)	10,859,000	11,133,000
Other Assets	35,000	47,000

Total Assets	$17,323,000	$18,551,000

Current Liabilities	$3,630,000	$4,074,000
CPCFA Bonds Payable – Long Term Portion	6,450,000	6,450,000
Members’ Equity	7,243,000	8,027,000

Total Liabilities and Members’ Equity	$17,323,000	$18,551,000

	2010	2009
Income Statement Information:

For the Three Months Ended February 28
Net Revenues	$3,032,000	$2,640,000
Gross Profit	$1,045,000	$444,000
Net Income	$715,000	$96,000

The decrease in Current Assets and Members’ Equity for the West Valley MRF between November 30, 2009 and February 28, 2010, is due primarily to the fact that no cash distributions to the West Valley MRF’s two members were made during the same period in 2009.

The Company recognized equity income from the West Valley MRF of $358,000 and $48,000 for the first three months of 2010 and 2009, respectively. However, due to the current world-wide economic conditions and other factors, commodity prices starting in the third quarter of 2008, declined dramatically. Although commodity prices have increased over the last 180 days they still are significantly below the prices obtained during the first

KAISER VENTURES LLC AND SUBSIDIARIES

nine months of 2008. Accordingly, the financial performance of the West Valley MRF in 2010 will be materially lower in comparison to its financial performance in 2008.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of March 31, 2010, concluded that no impairment of long-lived assets existed: (a) the Eagle Mountain Landfill Project is currently under a sale contract with County District No. 2 of Los Angeles County for $41 million (83.13% of which belongs to Kaiser) which exceeds its capitalized cost; however, the Company has evaluated and will continue to evaluate the impact of an adverse U.S. District Court decision involving the Landfill Project issued on September 20, 2005; (b) our 50% ownership interest in the West Valley MRF continues to generate significant net income and positive cash flow; and (c) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

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

As of March 31, 2010, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.8 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

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

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 8. SUBSEQUENT EVENTS

Management of the Company has assessed the impact of subsequent events and has concluded that there were no such events that require adjustment to the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-K for 2009, we are engaged in certain claims and litigation. The Company’s various litigation matters, except for the federal land exchange litigation, are generally in the discovery stage and some matters have had informal settlement discussions. However, as of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

The Company purchased 1,165 Class A Units at a price of $.35 per unit in April 2010.

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

KAISER VENTURES LLC

Date: May 14, 2010	/s/ RICHARD E. STODDARD
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: May 14, 2010	/s/ JAMES F. VERHEY
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer