Form 10-Q
period 2010-06-30
KAISER VENTURES LLC
filed 2010-08-19
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At August 9, 2010, the registrant had 6,704,023 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2009 Annual Report on Form 10-K and the Company’s Report on Form 10-Q for the period ended March 31, 2010. Those requesting a copy of the reports that are not currently members of the Company may also obtain a copy of each report directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2009 Annual Report on Form 10-K and the Company’s first quarter 2010 Report on 10-Q as the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2009 Annual Report on Form 10-K and first quarter 2010 Report on Form 10-Q +for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, plus an estimated approximate $8.6 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision was appealed by the Company and by the U.S. Department of Interior to the U.S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision on the appeal from the U.S. District Court. The majority opinion was adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project. In December 2009 we sought further review of the adverse decision by a larger panel of judges from the U.S. 9th Circuit Court of Appeals and on July 30, 2010, the court denied our request. With the denial of the en banc hearing, our quarterly analysis pursuant to Generally Accepted Accounting Principles (“GAAP”) of whether the investment in MRC was impaired resulted in a write-down of the carrying amount of the investment in MRC as of June 30, 2010. (For additional information, please read this entire Report on Form 10-Q, and in particular, the discussion under “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Impact of Adverse U.S. 9th Circuit Decision and Adverse Economy on Cash Maximization Strategy; Write-down of Investment in MRC”. The adverse decision of the U.S. 9th Circuit Court of Appeals materially impacts the viability of the landfill project.

•	A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility which we refer to as the West Valley MRF;

•

Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, the amount and nature of a material portion of Kaiser’s land holdings at the Eagle Mountain Site will change if the September 2005 adverse U.S. District Court decision setting aside a completed land exchange between Kaiser and the United States Bureau of Land Management (“BLM”), that was upheld, in part, by the U.S. 9th Circuit Court of Appeals, ultimately remains as currently decided and the federal land exchange is not “fixed”;

•

The resources at the Eagle Mountain Site that are not a part of the Landfill Project such as rock. Over approximately 150 million tons of stockpiled rock that is located on our fee owned Eagle Mountain property that is not a part of the Landfill Project. Sale of other materials, such as iron ore, may also be commercially viable. The sale of rock and other materials is subject to market conditions and the Company having any necessary permits; and

KAISER VENTURES LLC AND SUBSIDIARIES

•

Land at Lake Tamarisk consisting of 71 residential lots, one lot with a house, and approximately 350 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles to the east of Palm Springs, California, and is approximately 8 miles from the Eagle Mountain Site.

As of June 30, 2010, we also had cash and cash equivalents, receivables and short and long-term investments of approximately $7,804,000.

Impact of Adverse U.S. 9th Circuit Decision and Adverse Economy on Cash Maximization Strategy; Write-down of Investment in MRC.

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash that could ultimately be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. We continue to undertake activities that evaluate and implement the cash maximization strategy. However, with the adverse U.S. 9th Circuit Court of Appeals decision and the recent denial of further review by the 9th Circuit taken together with the material downturn in the worldwide economy that has undoubtedly impacted the value of our other assets, we are continuing the process of evaluating how best to implement the cash maximization strategy and the alternatives that may be available with respect to our projects and assets. On July 30, 2010, we learned that the U.S. 9th Circuit Court of Appeals denied our request for further review of the current decision. If the adverse U.S. 9th Circuit Court of Appeals decision ultimately stands as currently written, it would alter and would certainly impact the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. Additionally, with the denial of the en banc hearing, our quarterly analysis pursuant to GAAP of whether the investment in MRC was impaired resulted in a determination of impairment and a write-down of the carrying amount of the investment in MRC as of June 30, 2010. As permitted by GAAP, the impairment determination and resulting calculation of fair value of the carrying amount of the investment in MRC were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the denial of the en banc hearing. The total amount of the write-off was $12,504,000 with $10,395,000 recorded as a charge to earnings in the second quarter and $2,109,000 recorded as a reduction in minority interest. We are currently reviewing our remaining various options to address the concerns of the U.S. 9th Circuit Court of Appeals, including the possibility of seeking a “fix” through the BLM of the deficiencies and/or seeking review of the adverse 9th Circuit Court of Appeals decision by the U. S. Supreme Court. However, the determination of impairment and resulting write-down should not impact the purchase price for the Landfill Project if it is ultimately sold to the District. In connection with the quarterly evaluation of our remaining options with respect to the Landfill Project, it is possible that additional material write downs of our investment in MRC could occur in our financial statements, including, under certain circumstances, a write-down of the investment to zero.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill

KAISER VENTURES LLC AND SUBSIDIARIES

Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.6 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by September 30, 2010. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals. In November 2009 in a 2 to 1 decision, the panel majority upheld, in part, the U.S. District Court decision setting aside the land exchange. In December 2009 we sought further review of this decision by requesting an en banc review, which is a review by an eleven-judge panel. On July 30, 2010, the court denied our request for rehearing by a larger panel of judges. This adverse decision, if it ultimately becomes final, jeopardizes the viability of the current landfill project. Accordingly, receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if ever the sale may be completed.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than September 30, 2010. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

Upon the occurrence of an initial closing, the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange. As discussed in more detail below in “Landfill Project Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which decision was upheld in part by the U.S. 9th Circuit Court of Appeals in November 2009, and on July 30, 2010, a further review of the decision was denied. This adverse decision jeopardizes the viability of the Landfill Project. We are now in the process of considering our remaining options, including possibly pursuing a “fix” of the deficiencies found by the U.S. 9th Circuit Court of Appeals through the BLM and/or filing a petition asking the U.S. Supreme Court to review the adverse decision of the U.S. 9th Circuit Court Appeals.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In the land exchange, the Company’s wholly owned subsidiary, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC) transferred approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way to the BLM and a cash equalization payment in exchange for approximately 3,500 acres of land within the Eagle Mountain landfill project area. The land exchanged by the Company was identified as prime desert tortoise habitat and was a prerequisite to completion of the permitting of the Eagle Mountain landfill project. Following completion of the land exchange, two lawsuits were filed challenging it and requesting its reversal. The plaintiffs argued that the land exchange should have been reversed, for a number of reasons. The U.S. District Court concluded that the environmental impact statement was deficient in several respects but ruled in Kaiser’s favor with regard to a number of items challenged by the plaintiffs. The court also ruled that the environmental impact statement was deficient under the Federal Land Policy and Management Act with regard to: (i) the appraisal undertaken by the BLM in the land exchange; and (ii) a full discussion of the BLM’s conclusions on the public need for the landfill project.

The Company and the U.S. Department of Interior each appealed the decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and Landfill Project appeal. In a 2 to 1 decision the majority opinion was adverse to the Landfill Project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. The majority opinion found that: (i) the discussion of eutrophication (the introduction of nutrients, in this case primarily nitrogen, as a result of the landfill) was not adequately organized in the EIS; (ii) the statement of purpose and need for the project was unduly narrow resulting in an inadequate analysis of a reasonable range of alternatives to the proposed land exchange; and (iii) there was an inadequate appraisal of the lands in the land exchange due to the failure of the “highest and best use” analysis to take into account the probable use of the public lands as a landfill. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and Landfill Project.

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

A slightly modified decision was released on May 19, 2010, by the U.S. 9th Circuit Court of Appeals but the modified decision did not change any of the conclusions of the majority opinion.

In December 2009 we sought further review of the adverse U.S. 9th Circuit Court of Appeals decision by a larger panel of judges from the U.S. 9th Circuit Court of Appeals. On July 30, 2010 the court denied our request for further review. Such decision jeopardizes the viability of the current Landfill Project. In addition, such decision may adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement. At this time, no changes to our agreement with the District have occurred and we will continue to evaluate our remaining options, including the possibility of pursuing a “fix” through the BLM and/or seeking a review of the decision by the U.S. Supreme Court.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, is seeking a license from the Federal Energy Regulatory Commission,

KAISER VENTURES LLC AND SUBSIDIARIES

referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities to be located at the Company’s Eagle Mountain mine site. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and are the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. In addition, the ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC. As a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. ECEC is continuing to take certain steps necessary to obtain a license including the release in July 2010 of a draft environmental impact report under the California Environmental Quality Act in connection with seeking a required water quality control permit/certification. We will continue to oppose ECEC’s licensing efforts.

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

Risks. As is discussed in this Report on Form 10-Q and discussed in more detail in the Company’s Annual Report on Form 10-K for 2009, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. The adverse U.S. 9th Circuit Court of Appeals decision involving the completed land exchange substantially increases the likelihood of the occurrence of certain of these risks. If the current adverse land exchange litigation is not favorably resolved by further appeal or through a “fix” through the BLM, the Landfill Project will not be viable as currently permitted. If the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the Landfill Project would not be completed and the Company might have to abandon Eagle Mountain and its investment in MRC. The adverse U.S. 9th Circuit Court of Appeals decision and the recent denial for a rehearing of the adverse decision materially increases the possibility of such a scenario. If this should occur, the Company may seek to pursue other possible opportunities at the Eagle Mountain site or it may modify the existing proposed Landfill Project. Additionally, even if there ultimately is a satisfactory resolution of the land exchange litigation, there can be no assurance that all other outstanding matters currently preventing a closing with the District will be resolved to the satisfaction of the parties.

If we are unable to manage or resolve any of these risks or uncertainties, the value of our Class A Units could be further materially reduced. Additionally, as events and changes in circumstances occur, there could be further write-downs in the carrying amount of the investment in MRC in our financial statements, including, under certain circumstances, a write-down of the investment to zero.

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

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the second quarter of 2010 have ranged from a low of .32% to a high of .40%; however, the average rate for the first quarter of 2010 has been 0.37%. These rates do not include the credit enhancement fee of approximately 1.25%, which is paid to the bank providing the credit enhancement.

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

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detail in the Company’s Annual Report on Form 10-K for 2009. Waste volumes continue to be negatively impacted by the down-turn in the California economy. Additionally the volatility of commodity prices and any material reduction in such prices, will negatively impact the revenues, margins and net income of the West Valley MRF. Governmental regulation and competition for and loss of expiring waste contracts would also negatively impact the West Valley MRF.

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

As a result of previous mining activities, it is estimated that there are over 150 million tons of rock stockpiled on our fee owned land at Eagle Mountain that is not a part of the Landfill Project. While we have sold and shipped rock of various quantities over the years including the sale of approximately 40,000 tons of rock in the first quarter of 2010, we are exploring marketing and other opportunities for the sale of material quantities of rock and minerals, such as iron ore, from this acreage. Shipments of material from Eagle Mountain are dependent upon market conditions.

Lake Tamarisk

The Company continues to consider the possible sale of its property at Lake Tamarisk. However, given the current state of the California economy and based upon an analysis of the development opportunities that we have been exploring for our Lake Tamarisk property, we have indefinitely delayed such development opportunities.

KAISER VENTURES LLC AND SUBSIDIARIES

OPERATING RESULTS

Write-down of Investment in MRC

At the outset of our discussion on the operating results and financial position of Kaiser for the quarter ended June 30, 2010, we call to your attention to the fact that Kaiser wrote down the carrying value of its investment in MRC as reflected in our financial statements as of June 30, 2010. With the denial of the en banc hearing our quarterly analysis pursuant to GAAP of whether the investment in MRC was impaired resulted in a determination of impairment. As permitted by GAAP, our analysis of whether there was an impairment of the investment in MRC and, if so, the amount of such impairment was determined based upon a probability analysis of the remaining options with regard to the Landfill Project after the denial of the en banc hearing. This determination of impairment resulted in a write-down of the carrying amount of the investment in MRC effective as of June 30, 2010 to $20,526,000. Thus, the total amount of the write-off as of June 30, 2010, was $12,504,000 with $10,395,000 recorded as a charge to earnings in the second quarter and the balance of $2,109,000 recorded as a reduction in minority interest. We are currently reviewing our remaining options to address the concerns of the U.S. 9th Circuit Court of Appeals, including the possibility of seeking a “fix” of the deficiencies through the BLM and/or seeking review of the adverse 9th Circuit Court of Appeals decision by the U. S. Supreme Court. In connection with the quarterly evaluation of our remaining options with respect to the Landfill Project it is possible that additional material write downs of the investment in MRC could occur including, under certain circumstances, a write-down of the investment to zero. While there has been an adjustment in the carrying value of the investment in MRC, there has been no reduction in the sales price of such asset if it is ultimately sold.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2010 and 2009

Revenues. Total revenues for the second quarter of 2010 were $454,000, compared to $273,000 for 2009. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $182,000 to $444,000 as compared to $262,000 for 2009. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the significant increase in recyclable commodity prices (fiber and aluminum) which had been negatively impacted by the world-wide economic recession early in 2009. However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses.

Revenue from Eagle Mountain operations remained relatively the same for the second quarter of 2010 as the same period in 2009, at $10,000.

Operating Costs. Operating costs increased to $12,826,000 for the second quarter of 2010 from $436,000 for the same period in 2009. This increase relates primarily to the $12,504,000 write-down of

KAISER VENTURES LLC AND SUBSIDIARIES

MRC’s investment in the Eagle Mountain Landfill project, which was partially offset by the completion of the amortization of the previously recorded costs of mitigating asbestos-containing products in certain of the viable structures at Eagle Mountain.

Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased to $414,000 for the second quarter of 2010 from $510,000 for the same period in 2009. This decrease is primarily the result of a decrease in expenses relating to the non-recurring tender offer that the Company completed in late 2008 and a reduction in the value of annual unit grants to the Executive Officers and Board of Managers.

Net Interest and Investment Income. Net interest and investment income, including realized and unrealized gains/(losses) of ($40,000), for the second quarter of 2010 was a loss of $10,000 compared to a gain of $280,000 for the same period in 2009. Of the $10,000 loss for the second quarter of 2010; $29,000 relates to interest income, $7,000 was net realized and unrealized gains on the Company’s short-term investments and $46,000 relates to an unrealized loss on the Company’s SERP accounts.

Loss Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $12,796,000 in the second quarter of 2010 versus a pre-tax loss of $393,000 for the same period in 2009. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary and; (b) a gross revenue tax imposed by the State of California.

Net Loss Attributable to Controlling Interest. For the second quarter of 2010, the Company incurred a net loss of $10,699,000, or $1.60 per unit, versus a loss of $395,000, or $0.06 per unit for the same period in 2009.

Analysis of Results for the Six Months Ended June 30, 2010 and 2009

Revenues. Total revenues for the first six months of 2010 were $942,000, compared to $338,000 for 2009. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $491,000 to $802,000 as compared to $311,000 for 2009. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the significant increase in recyclable commodity prices (fiber and aluminum) which had been negatively impacted by the world-wide economic recession early in 2009. However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses.

Revenue from Eagle Mountain operations for the first six months of 2010 increased by $113,000 to $140,000 as compared to $27,000 for 2009. This increase is primarily the result of increased sales of rock and media related revenues.

Operating Costs. Operating costs increased to $13,118,000 for the first six months of 2010 from $825,000 for the same period in 2009. This increase relates primarily to the $12,504,000 write-down of MRC’s investment in the Landfill Project, which was partially offset by the completion of the amortization of the previously recorded costs of mitigating asbestos-containing products in certain of the viable structures at Eagle Mountain.

Net Interest and Investment Income. Net interest and investment income, including realized and unrealized gains/(losses) of $18,000, for the first six months of 2010 was a gain of $80,000 compared to a gain of $260,000 for the same period in 2009. Of the $80,000 gain for the first six months of 2010;

KAISER VENTURES LLC AND SUBSIDIARIES

$62,000 relates to interest income, $25,000 was net realized and unrealized gains on the Company’s short-term investments and ($7,000) relates to an unrealized loss on the Company’s SERP accounts.

Loss Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $12,973,000 in the first six months of 2010 versus a pre-tax loss of $1,208,000 for the same period in 2009. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary and; (b) a gross revenue tax imposed by the State of California.

Net Loss Attributable to Controlling Interest. For the first six months of 2010, the Company incurred a net loss of $10,879,000, or $1.63 per unit, versus a loss of $1,215,000, or $0.19 per unit for the same period in 2009.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $62,000 to $1,403,000 at June 30, 2010 from $1,465,000 at December 31, 2009. Included in cash and cash equivalents is $99,000 and $776,000 held solely for the benefit of MRC at June 30, 2010 and December 31, 2009, respectively. The decrease in cash and cash equivalents is primarily due to: (a) cash used by operations of $177,000; (b) capitalized MRC landfill expenditures $311,000; and (c) decreased short term investments of $240,000. This decrease was partially offset by $647,000 of restricted cash reclassified to cash and $19,000 from capital dispositions.

Working Capital. During the first six months of 2010, current assets decreased $472,000 to $7.8 million, while current liabilities decreased $54,000 to $1.8 million. The decrease in current assets was the net result of a decrease in restricted cash of $446,000, a decrease in income tax receivable of $62,000 and the decrease in cash and equivalents as discussed above. These decreases were partially offset by an increase in short-term investments of $63,000 and an increase in accounts and other receivables of $35,000. The decrease in current liabilities is the sum of a decrease of $50,000 in accounts payable, a $3,000 decrease in income tax payable, and a $1,000 decrease in accrued liabilities. As a result, working capital decreased during the first six months of 2010 by $418,000 to $6.0 million at June 30, 2010.

Accounts Receivable and Other (Net). During the first six months of 2010, accounts receivable and other current net assets decreased by $27,000 due to the net result of a decrease in income tax receivable of $62,000 partially offset by an increase in prepaid insurance.

Short-Term Investments. During the first six months of 2010, short-term investments increased by $63,000. This is primarily the result of the reinvestment of interest on the Company’s investments. On June 30, 2010, the Company had $4.6 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $802,000 for the first six months of the year, was offset by the receipt of cash distributions totaling $1.0 million resulting in a $198,000 decrease the Company’s investment in the West Valley MRF. As previously stated, the investment in the MRC Landfill Project was written-down by $12,504,000 of which $10,395,000 was charged to earnings (Kaiser’s 83.13% share) and $2,109,000 was offset against Non-Controlling Interest. See Note 8. – SUBSEQUENT EVENTS.

Other Assets. For the first six months of the year there was a decrease in other assets of $176,000 which is primarily the result of the amortization of the environmental insurance policy of $150,000, and an increase in accumulated depreciation as of June 30, 2010 of $26,000.

KAISER VENTURES LLC AND SUBSIDIARIES

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2010, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $2.8 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Non-Controlling Interest. As a result of the write-down of the investment in MRC, as of June 30, 2010, the Non-Controlling Interest recorded on the Company’s balance sheet was reduced by $2,109,000 to $3,213,000 which relates to the approximate 17.0% ownership interest in MRC that the Company does not own.

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

Investments. The Company accounts for investments under Section 320-10 of the ASC. The Company invests its’ excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. Due to the current U.S. credit crisis, the fair value of the Company’s commercial paper investments have fluctuated significantly. However, the Company expects to hold these investments to maturity, thereby mitigating any fluctuations in fair value. See Note 8. – “SUBSEQUENT EVENTS”.

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest.

Landfill Permitting and Development. Through its 83.13% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Section 970-10 of the ASC, capitalizable landfill site development costs are recorded at cost and will be expensed when management determines that the capitalized costs provide no future benefit. However, as discussed in more detail above, effective June 30, 2010, there was a determination of impairment of the

KAISER VENTURES LLC AND SUBSIDIARIES

investment in MRC which resulted in write-down of the carrying amount of such investment in our financial statements.

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

Long-Lived Assets. In accordance with Section 410-20 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As discussed in more detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results-Write-down of Investment in MRC,” effective June 30, 2010, there was a determination of impairment of the investment in MRC, a long-lived asset, which resulted in write-down of the carrying amount of such investment in our financial statements.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining

KAISER VENTURES LLC AND SUBSIDIARIES

assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the millions of tons of rock stockpiled at the Eagle Mountain Site on our fee owned property that is not a part of the Landfill Project. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members. In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. Due to the current world-wide economic conditions and other factors, commodity prices, starting in the third quarter of 2008, declined dramatically. During the first half of 2010 we have seen a modest improvement in commodity prices but such prices are still well below the prices at which commodities were being sold during the first half of 2008. This overall material decline in commodity prices along with reduced waste volumes due to the current economic recession have had and will continue to have a material negative impact on the West Valley MRF’s profitability and on distributions to the Company for 2010 as compared to 2008. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

Pending Sale of Eagle Mountain Landfill Project; Write-Down of Investment in MRC. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.6 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior appealed the decision. In November 2009 the U.S. 9th Circuit Court of Appeals affirmed, in part, the U.S. District Court decision setting aside the completed land exchange. On July 30, 2010, the 9th Circuit U.S. Court of Appeals denied our request for further review. If the current adverse land exchange litigation is ultimately not favorably resolved by further appeal or in a manner that a cure can be reasonably undertaken, the Landfill Project will not be viable as currently permitted. As discussed in more detail above, effective June 30, 2010, there was a determination of impairment of the investment in MRC which resulted in a write-down of the carrying amount of such investment in our financial statements. We are currently reviewing our remaining options to address the concerns of the U.S. 9th Circuit Court of Appeals, including the possibility of seeking a “fix” of the deficiencies through the BLM and/or seeking review of the adverse 9th Circuit Court of Appeals decision

KAISER VENTURES LLC AND SUBSIDIARIES

by the U. S. Supreme Court. In connection with the quarterly evaluation of our remaining options with respect to the Landfill Project it is possible that additional material write downs of the investment in MRC could result in our financial statements, including, under certain circumstances, a write-down of the investment to zero. Accordingly, if the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the Landfill Project would not be completed and the Company might have to abandon the Landfill Project and its investment in MRC. However, the determination of impairment and resulting write-down should not impact the purchase price for the Landfill Project if it is ultimately sold to the District.

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

In addition, we continue to explore possible opportunities at the Eagle Mountain Site including, military and law enforcement training, the temporary sale of water resources; opportunities for the sale of rock from our fee owned land at Eagle Mountain; and the potential siting of electrical generation projects in and around the Eagle Mountain Townsite. As a result of past mining activities, an estimated 150+ million tons of rock of various sizes were stockpiled near the Eagle Mountain Townsite on our fee owned land that is not a part of the Landfill Project. Sales of other minerals may also be commercially viable. Sales of rock would be from property that is not a part of the Landfill Project. Rock and mineral sales are subject to market conditions.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Cash Maximization Strategy

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. Accordingly, we have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset as well as seeking to minimize our potential liabilities. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members in consideration of all circumstance and legal requirements. However, with the adverse U.S. 9th Circuit Court of Appeals decision, and denial of rehearing, taken together with the material down turn in the worldwide economy that has undoubtedly impacted the value of our other assets, we currently are in the process of evaluating how best to implement the cash maximization strategy. A final decision will not be made until we further evaluate our existing options regarding the recent denial for rehearing of the adverse decision. We are considering various alternatives, including possibly seeking a review of the decision by the U.S. Supreme Court. If the adverse U.S. 9th Circuit Court of Appeals decision ultimately stands as currently written, it would alter and would certainly impact the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. In addition, if the appeal decision ultimately stands as currently written, there is likely to be an additional impairment of the investment in MRC which could result in such investment being materially written down on our financial statements, certain, under certain circumstances, a write-down to zero.

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

FINANCIAL STATEMENTS

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$1,403,000	$1,465,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500	186,000	151,000
Income tax receivable	13,000	75,000
Short-term investments (all reported at fair value)	4,599,000	4,536000
Restricted cash held:
as Pledge for LOC	750,000	1,190,000
for Contribution to Company SERP	853,000	860,000

	7,804,000	8,277,000

Eagle Mountain Landfill Investment	20,526,000	32,719,000

Investment in West Valley MRF	4,446,000	4,644,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	900,000	1,050,000
Buildings and equipment (net)	374,000	400,000

	1,274,000	1,450,000

Total Assets	$36,515,000	$49,555,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	June 30, 2010	December 31, 2009
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$44,000	$94,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	594,000	599,000

	1,828,000	1,883,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Deferred Lease Liability	8,000	11,000
Environmental remediation reserve	2,762,000	2,789,000
Other accrued liabilities	250,000	250,000

	9,698,000	9,728,000

Total Liabilities	11,526,000	11,611,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at June 30, 2010 6,704,023, at December 31, 2009 6,611,025	21,776,000	32,622,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	21,776,000	32,622,000
Equity attributable to non-controlling interest	3,213,000	5,322,000

Total Members’ Equity	24,989,000	37,944,000

Total Liabilities and Members’ Equity	$36,515,000	$49,555,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Six Months Ended June 30

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Revenues
Income from equity method investment in the West Valley MRF, LLC	$444,000	$263,000	$802,000	$311,000
Eagle Mountain revenues	10,000	10,000	140,000	27,000

Total revenues	454,000	273,000	942,000	338,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	150,000	150,000
Asset impairment expense	12,504,000	—	12,504,000	—
Expenses related to Eagle Mountain	247,000	361,000	464,000	675,000

Total operating costs	12,826,000	436,000	13,118,000	825,000

Gross Income (Loss)	(12,372,000)	(163,000)	(12,176,000)	(487,000)
Corporate General and Administrative Expenses

Total corporate and administrative expense	414,000	510,000	877,000	981,000

Loss from Operations	(12,786,000)	(673,000)	(13,053,000)	(1,468,000)
Net Realized and Unrealized Gain on Investments	7,000	195,000	25,000	46,000
Net realized Interest and Investment Gain (loss) Income	(17,000)	85,000	55,000	214,000

Loss before Income Tax Provision and allocations of Non-controlling interest	(12,796,000)	(393,000)	(12,973,000)	(1,208,000)
Income Tax Provision	12,000	2,000	15,000	7,000

Net Loss before allocations of non-controlling interest	(12,808,000)	(395,000)	(12,988,000)	(1,215,000)

Net loss attributable to non-controlling interest	(2,109,000)	—	(2,109,000)	—

Net loss attributable to controlling interest	(10,699,000)	(395,000)	(10,879,000)	(1,215,000)

Basic Loss Per Unit	$(1.60)	$(0.06)	$(1.63)	$(0.19)

Diluted Loss Per Unit	$(1.60)	$(0.06)	$(1.63)	$(0.19)

Basic Weighted Average Number of Units Outstanding	6,674,000	6,444,000	6,679,000	6,557,000
Diluted Weighted Average Number of Units Outstanding	6,674,000	6,444,000	6,679,000	6,557,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Controlling Interest in Net loss	$(10,879,000)	$(1,215,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Asset impairment expense	10,395,000	—
Net realized and unrealized (gain)/loss on investments	(24,000)	46,000
Equity income recorded	(802,000)	(311,000)
Cash distributions received from West Valley	1,000,000	—
Depreciation and amortization	157,000	333,000
Class A Units / stock-based compensation expense	32,000	87,000
Changes in assets:
Receivables and other	27,000	(51,000)
Changes in liabilities:
Accounts payable and accrued liabilities	(54,000)	(117,000)
Environmental remediation expenditures	(29,000)	(17,000)

Net cash flows used in operating activities	(177,000)	(1,245,000)

Cash Flows from Investing Activities
Purchase of investments	(240,000)	(7,574,000)
Sale of investments	—	9,393,000
Capital asset acquisitions	—	(25,000)
Proceeds from the disposition of assets	19,000	—
Capitalized landfill expenditures	(311,000)	(143,000)

Net cash flows (used in) provided by investing activities	(532,000)	1,651,000

Cash Flows from Financing Activities

Decrease (increase) in restricted cash for SERP and Pledges	647,000	(59,000)

Net cash flows provided by financing activities	647,000	(59,000)

Net Changes in Cash and Cash Equivalents	(62,000)	347,000
Cash and Cash Equivalents at Beginning of Year	1,465,000	1,117,000

Cash and Cash Equivalents at End of Period	$1,403,000	$1,464,000

Supplemental disclosure of non-cash investing and financing activities

	2010	2009
Cash paid during the period for income taxes	$6,500	$8,200

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2010, and results of operations and cash flows for the six month period ended June 30, 2010 and 2009.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc. all of which are 100% owned; and Mine Reclamation, LLC, which is 83.13% owned.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) an 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). This landfill is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million plus accrued interest, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF; and (iii) approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District. However, a September 2005 adverse U.S. District Court decision involving a federal land exchange may impact the viability of the Landfill Project and its planned sale to the District. See Note 8. – “SUBSEQUENT EVENTS”.

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2010 the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.”

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

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2010 and December 31, 2009. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the second quarter.

AVAILABLE-FOR-SALE SECURITIES	JUNE 30, 2010	DECEMBER 31, 2009
Commercial Paper & Bonds	$4,559,000	$4,536,000

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of June 30, 2010, the total outstanding Authority debt is $6,450,000.

KAISER VENTURES LLC AND SUBSIDIARIES

The payment schedule as of May 30, 2010, for the California Pollution Control Authority bonds is summarized below.

	PAYMENT SCHEDULE
	1997	2000
YEAR	BONDS	BONDS		TOTAL
2010	$630,000	$—		$630,000
2011	$630,000	$—		$630,000
2012	$620,000	$—		$620,000
2013 thru
2029	—	$4,930,000	(1)	$4,930,000	(1)
2030	—	$270,000		$270,000

TOTAL	$1,880,000	$5,200,000		$7,080,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	May 30, 2010	November 30, 2009
Balance Sheet Information:

Current Assets	$6,535,000	$7,371,000
Property and Equipment (net)	10,636,000	11,133,000
Other Assets	23,000	47,000

Total Assets	$17,194,000	$18,551,000

Current Liabilities	$3,612,000	$4,074,000
CPCFA Bonds Payable – Long Term Portion	6,450,000	6,450,000
Members’ Equity	7,132,000	8,027,000

Total Liabilities and Members’ Equity	$17,194,000	$18,551,000

	2010	2009
Income Statement Information:

For the Six Months Ended May 30
Net Revenues	$6,263,000	$5,332,000
Gross Profit	$2,285,000	$1,281,000
Net Income	$1,605,000	$622,000

The decrease in Current Assets and Members’ Equity for the West Valley MRF between November 30, 2009 and May 30, 2010, is due primarily to cash distributions to the West Valley MRF’s two members during this period.

The Company recognized equity income from the West Valley MRF of $802,000 and $311,000 for the first six months of 2010 and 2009, respectively. However, due to the current world-wide economic conditions and other factors, commodity prices starting in the third quarter of 2008, declined dramatically. Although commodity prices have increased over the last nine months they still are significantly below the prices obtained during the first nine months of 2008. Accordingly, the financial performance of the West Valley MRF in 2010 will be materially lower in comparison to its financial performance in 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of June 30, 2010, concluded that no impairment of the following long-lived assets had occurred: (a) our 50% ownership interest in the West Valley MRF because the West Valley MRF continues to generate significant net income and positive cash flow; and (b) our other real estate and building and equipment are recorded at the lower of cost or fair market values.)

As a result of the denial of the en banc hearing of the prior adverse U.S. 9th Circuit Court of Appeals decision, we determined that the carrying amount of the Eagle Mountain Landfill Investment (“landfill investment”) may not be recoverable and performed a recovery analysis. We are currently reviewing our remaining options to address the concerns of the U.S. 9th Circuit Court of Appeals, including the possibility of seeking a “fix” of the deficiencies through the U.S. Bureau of Land Management (“BLM”) and/or seeking review of the adverse 9th Circuit Court of Appeals decision by the U. S. Supreme Court. Because of the alternative courses of action currently under consideration, we utilized a probability weighted approach to test the landfill investment for recoverability. Based on our probability analysis, we determined that the carrying value of the landfill investment was not recoverable. Due to the uncertainty both in the timing and the amount of the cash flows to be received from the ultimate disposition of the landfill investment, we utilized an expected present value technique to determine the fair value of the landfill investment. Our analysis resulted in an estimated fair value of the landfill investment of $20,526,000 which exceeded its June 30, 2010, carrying value by 12,504,000. Accordingly, we recognized an impairment of the landfill investment of $12,504,000 during the second quarter of 2010. In connection with the ongoing evaluation of our remaining options with respect to the Landfill investment it is possible that additional material write downs of the landfill investment could occur including, under certain circumstances, a write-down of the investment to zero. However, the determination of impairment and resulting write-down does not impact the purchase price for the Landfill Project if it is ultimately sold to the District.

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

As of June 30, 2010, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.8 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. In November 2009, a three judge panel of the U.S. 9th Circuit Court of Appeals released its decision on the matter. The majority of the panel affirmed and reversed in part the U.S. District Court decision. The dissenting judge would have found in the Company’s and BLM’s favor on all matters. The Company sought further review of this decision by a broader panel of U.S. 9th Circuit of appeals judges but on July 30, 2010, such review was denied by the 9th Circuit. This decision could adversely impact the

KAISER VENTURES LLC AND SUBSIDIARIES

viability of the Landfill Project and the agreement to sell the Landfill Project to the District, including termination of the agreement. As of June 30, 2010, the Company wrote-down the investment in MRC. (See Note 5 above.)

MRC Financing. Since Kaiser became an owner of MRC, MRC has been financed through a series of private placements to its existing equity owners. As a result of previous private placements, our current ownership interest in MRC increased to 83.13%. Additional funding will be required to fund litigation costs and to complete the sale of the Landfill Project assuming MRC is successful in its further appeal to the United States Supreme Court of the existing adverse opinion of the 9th Circuit Court of Appeals, and the recent denial for rehearing. There is no assurance that any such additional funding can be obtained or that it can be obtained on acceptable terms.

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

Note 8. SUBSEQUENT EVENTS

On July 30th, the U.S. 9th Circuit Court of Appeals denied multiple requests for further review of an adverse November 2009 three-judge panel decision concerning Kaiser’s completed land exchange with the BLM for the Eagle Mountain landfill project. This decision raises concerns as to whether MRC will be able to successfully complete the permitting of the Eagle Mountain Landfill Project and complete its sale of the project to the District. Even though the announcement of the en banc denial was after June 30, 2010, under GAAP the Company reviewed the carrying value of its investment in MRC and determined that there was impairment and recorded a write-down of such investment as of June 30, 2010, as discussed in Note 5 above.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-K for 2009, we are engaged in certain claims and litigation. The Company’s various litigation matters, except for the federal land exchange litigation, are generally in the discovery stage and some matters have had informal settlement discussions. However, as of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2009, except as noted below: Eagle Mountain Land Exchange litigation. As extensively discussed under “Part I - Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – BUSINESS UPDATE” on May 19, 2010, a slightly modified version of the three-judge panel decision and issued in our Eagle Mountain land exchange litigation. The slightly modified version did not alter the adverse decision. On July 30, 2010, the U.S. 9th Circuit Court Appeals denied our request for an en banc review of the adverse decision. Kaiser and MRC are evaluating the remaining available options on the Landfill Project including pursuing a “fix” through the BLM and/or possibly seeking a review by the U.S. Supreme Court.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Not applicable.

Item 5.	OTHER INFORMATION

The Company purchased 2,002 Class A Units at a price of $.35 per unit during the second quarter of 2010.

Members of the Board of Managers, other than Mr. Stoddard, were each issued 5,000 Class A Units of the Company in June 2010 in accordance with the Company’s equity compensation plan for its Board of Managers. The units will vest in January 2011.

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

Report dated July 30, 2010, announcing Kaiser’s press release that the U.S. Court of Appeals for the Ninth Circuit has denied Kaiser’s and Mine Reclamation, LLC’s December 23, 2009, petition seeking further review of a three-judge panel’s adverse decision against a completed land exchange between the U.S. Bureau of Land Management and Kaiser.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: August 18, 2010	/s/ RICHARD E. STODDARD
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: August 18, 2010	/s/ JAMES F. VERHEY
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer