Form 10-Q
period 2010-09-30
KAISER VENTURES LLC
filed 2010-11-10
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At November 1, 2010, the registrant had 6,704,023 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2009 Annual Report on Form 10-K and the Company’s Reports on Form 10-Q for the periods ended March 31, 2010, and June 30, 2010. Those requesting a copy of the reports that are not currently members of the Company may also obtain a copy of each report directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2009 Annual Report on Form 10-K and the Company’s first and second quarter 2010 Reports on 10-Q as the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2009 Annual Report on Form 10-K and first and second quarter 2010 Reports on Form 10-Q for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

The Financial Statements are located at the end of Item 3, beginning on Page 17 of this Report and are incorporated herein by this reference.

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

BUSINESS UPDATE

General

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. In summary, our principal remaining assets currently include:

•

An 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million, plus an estimated approximate $8.7 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied. In September 2005, the Company received an adverse U.S. District Court decision that may materially impact the viability of the Landfill Project. This decision was appealed by the Company and by the U.S. Department of Interior to the U.S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision on the appeal from the U.S. District Court. The majority opinion was adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project. In December 2009 we sought further review of the adverse decision by a larger panel of judges from the U.S. 9th Circuit Court of Appeals and on July 30, 2010, the court denied our request. With the denial of the en banc hearing, our quarterly analysis pursuant to Generally Accepted Accounting Principles (“GAAP”) of whether the investment in MRC was impaired resulted in a write-down of the carrying amount of the investment in MRC as of June 30, 2010. (For additional information, please read this entire Report on Form 10-Q, and in particular, the discussion under “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Impact of Adverse U.S. 9th Circuit Decision and Adverse Impact on Cash Maximization Strategy; Write-down of Investment in MRC; Additional Reserve.” The adverse decision of the U.S. 9th Circuit Court of Appeals materially impacts the viability of the landfill project. The Company has filed a petition asking the U.S. Supreme Court to review the adverse decision of the U.S. 9th Circuit Court of Appeals. There is no guarantee that the U.S. Supreme Court will hear the Company’s appeal as the decision to accept the appeal for review is completely discretionary by the Supreme Court.

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

•	The resources at the Eagle Mountain Site that are not a part of the Landfill Project such as rock and other mineral resources such as iron ore. Over approximately 150 million tons of stockpiled

KAISER VENTURES LLC AND SUBSIDIARIES

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

As of September 30, 2010, we also had cash and cash equivalents, receivables and short and long-term investments of approximately $7,818,000.

Impact of Adverse U.S. 9th Circuit Decision and Adverse Impact on Cash Maximization Strategy; Write-down of Investment in MRC; Additional Reserve.

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

Additionally, with the denial of the en banc hearing, our quarterly analysis pursuant to GAAP of whether the investment in MRC was impaired resulted in a determination of impairment and a write-down of the carrying amount of the investment in MRC as of June 30, 2010. As permitted by GAAP, the impairment determination and resulting calculation of fair value of the carrying amount of the investment in MRC were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the denial of the en banc hearing. The total amount of the write-off was $12,504,000 which was charged to earnings in the second quarter of 2010. We have filed a petition with the U.S. Supreme Court requesting that the Supreme Court review the adverse decision of the U.S. 9th Circuit Court of Appeals. Additionally, we are evaluating pursuing a “fix” through the BLM of the deficiencies found to exist by U.S. 9th Circuit Court of Appeals. However, the determination of impairment and resulting write-down during the second quarter of 2010 will not impact the purchase price for the Landfill Project if it is ultimately sold to the District. In connection with the quarterly evaluation of our remaining options with respect to the Landfill Project, it is possible that additional material write downs of our investment in MRC could occur in our financial statements, including, under certain circumstances, a write-down of the investment to zero. No additional write down of the investment in MRC was recognized during the third quarter of 2010; however, since June 30, 2010, all MRC landfill expenditures are being expensed as incurred.

In 2005, the Company adopted FIN 47 (now superseded by Accounting Standards Codification (“ASC”) 410 Accounting for Asset Retirement and Environmental Obligations) and recorded a $1,200,000 increase in its environmental remediation reserves to cover the conditional asset retirement obligations relating to possible future abatement for asbestos-containing products in the structures at Eagle Mountain

KAISER VENTURES LLC AND SUBSIDIARIES

and concurrently recorded, as a long-term asset, the same amount. This long-term asset was fully depreciated as of December 31, 2009.

Based upon new information, the Company now estimates that such conditional asset retirement obligations relating to possible future abatement for asbestos-containing products in the structures at Eagle Mountain total $3,304,000. This estimate was based on information provided by third party contractors knowledgeable about the structures at Eagle Mountain. Pursuant to the requirements of the ASC, the Company has increased, during the third quarter of 2010, its environmental reserve by $2,104,000 to account for these new conditional obligation estimates and increased the carrying amount of the related structures at Eagle Mountain by the same amount. This increased cost basis will be depreciated, beginning with the fourth quarter of 2010, over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 5 years.

Eagle Mountain Landfill Project

Background. In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC is seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. The Company currently owns approximately 83.13% of the Class B units and 100% of the Class A units of MRC. In December 1999, the Landfill Project received its last major permit necessary to construct and operate a rail-haul landfill. The Landfill Project is permitted to receive 10,000 tons per day of municipal solid waste for the first ten years of operation and up to a maximum of 20,000 tons per day thereafter. The landfill is currently permitted to receive municipal solid waste up to November 30, 2088.

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.7 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by December 30, 2010. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction. Even with an initial closing, payment of the purchase price will be delayed as described in more detail below. In September 2005, a U.S. District Court decision was issued that was adverse to the Landfill Project which may negatively impact the sale of the Landfill Project to the District. This decision has been appealed to the U.S. 9th Circuit Court of Appeals. In November 2009 in a 2 to 1 decision, the panel majority upheld, in part, the U.S. District Court decision setting aside the land exchange. In December 2009 we sought further review of this decision by requesting an en banc review, which is a review by an eleven-judge panel. On July 30, 2010, the court denied our request for a rehearing by a larger panel of judges. This adverse decision, if it ultimately becomes final, jeopardizes the viability of the current landfill project. Accordingly, receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if ever the sale may be completed.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than December 30, 2010. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date, and the parties will each need to decide whether to extend the period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

KAISER VENTURES LLC AND SUBSIDIARIES

Upon the occurrence of an initial closing, the total purchase price will be deposited into an escrow account and will be released when litigation contingencies are fully resolved. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange. As discussed in more detail below in “Current Landfill Project Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which decision was upheld in part by the U.S. 9th Circuit Court of Appeals in November 2009, and on July 30, 2010, a further review of the decision was denied. This adverse decision jeopardizes the viability of the Landfill Project. We have filed a petition asking that the U.S. Supreme Court review the adverse decision of the U.S. 9th Circuit Court Appeals. We are also in the process of considering our remaining options, including possibly pursuing a “fix” of the deficiencies found by the U.S. 9th Circuit Court of Appeals through the BLM.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In December 2009 we sought further review of the adverse U.S. 9th Circuit Court of Appeals decision by a larger panel of judges from the U.S. 9th Circuit Court of Appeals. On July 30, 2010 the court denied our request for further review. Such decision jeopardizes the viability of the current Landfill Project. In addition, such decision may adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement. At this time, no changes to our agreement with the District have occurred. As discussed above, we have filed a petition with the U.S. Supreme Court asking the Supreme Court to review the adverse U.S. 9th Circuit Court of Appeals. The decision to accept the appeal is completely discretionary by the Supreme Court. We continue to evaluate our other remaining options, including the possibility of pursuing a “fix” through the BLM.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, is seeking a license from the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities to be located at the Company’s Eagle Mountain mine site. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and are the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. In addition, the ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC. As a result of the October 1999 completed land exchange with the BLM, there is no title reservation on any portion of the property. As discussed below this may change if the land exchange is ultimately reversed. ECEC is continuing to take certain steps necessary to obtain a license including the release in July 2010 of a draft environmental impact report under the California Environmental Quality Act in connection with seeking a required water quality control permit/certification. Kaiser, along with others, submitted extensive comments on the environmental impact report prepared in connection with ECEC seeking a required water quality control certification from the California Water Resources Control Board. We will continue to oppose ECEC’s licensing efforts.

If the completed land exchange is ultimately and permanently reversed in accordance with the September 2005 U.S. District Court decision, as upheld by the U.S. 9th Circuit Court of Appeals, certain lands currently owned in fee by Kaiser may revert back to federal lands, although a substantial amount of such lands will then be controlled by Kaiser because of its federal mining claims. As a result of any final reversal to federal ownership, a portion of the land may be subject to a title encumbrance associated with the issuance of the preliminary permit to ECEC by FERC.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of our investments in MRC our ownership interest in MRC is currently 83.13%. Additional funding will be required to finance ongoing

KAISER VENTURES LLC AND SUBSIDIARIES

litigation and/or to fund any “fix” strategy that may be undertaken as a result of the U.S. 9th Circuit Court of Appeals decision. The Company is currently lending funds temporarily, to MRC until a private placement is undertaken by MRC. However, there is no assurance that any additional equity funding can be obtained or that it can be obtained on acceptable terms.

Risks. As is discussed in this Report on Form 10-Q and discussed in more detail in the Company’s Annual Report on Form 10-K for 2009 and in the 2010 first and second quarter Reports on Form 10-Q, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. The adverse U.S. 9th Circuit Court of Appeals decision involving the completed land exchange substantially increases the likelihood of the occurrence of certain of these risks. If the current adverse land exchange litigation is not favorably resolved by further appeal or through a “fix” through the BLM, the Landfill Project will not be viable as currently permitted. If the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the Landfill Project would not be completed and the Company might have to abandon Eagle Mountain and its investment in MRC. The adverse U.S. 9th Circuit Court of Appeals decision and the recent denial for a rehearing of the adverse decision materially increases the possibility of such a scenario. If this should occur, the Company may seek to pursue other possible opportunities at the Eagle Mountain site or it may modify the existing proposed Landfill Project. Additionally, even if there ultimately is a satisfactory resolution of the land exchange litigation, there can be no assurance that all other outstanding matters currently preventing a closing with the District will be resolved to the satisfaction of the parties.

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

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the third quarter of 2010 have ranged from a low of .33% to a high of .38%; however, the average rate for the third quarter of 2010 has been 0.35%. These rates do not include the credit enhancement fee of approximately 1.25%, which is paid to the bank providing the credit enhancement.

The performance of the West Valley MRF, which was negatively impacted by the recent world-wide economic recession, has materially improved in 2010 versus 2009 primarily as a result of increasing commodity prices. However, the overall performance of the West Valley MRF is still below the levels achieved in 2008. Cash distributions totaling $1,250,000 were received from the West Valley MRF through the third quarter of 2010.

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

As a result of previous mining activities, it is estimated that there are over 150 million tons of rock stockpiled on our fee owned land at Eagle Mountain that is not a part of the Landfill Project. While we have sold and shipped rock of various quantities over the years including the sale of approximately 40,000 tons of rock in the first quarter of 2010, we are exploring marketing and other opportunities for the sale of material quantities of rock and minerals, such as iron ore, from this acreage. We have retained a consultant to assist us in soliciting and evaluating possible mineral related opportunities for Eagle Mountain. Shipments of material from Eagle Mountain are dependent upon market conditions.

Lake Tamarisk

The Company continues to consider the possible sale of its property at Lake Tamarisk. However, given the current state of the California economy and based upon an analysis of the development opportunities that we have been exploring for our Lake Tamarisk property, we have indefinitely delayed such development opportunities.

OPERATING RESULTS

Write-down of Investment in the Eagle Mountain Landfill

While disclosed and discussed in our Report on Form 10-Q for the quarter ended June 30, 2010, we again call your attention to the fact that Kaiser wrote down the carrying value of its investment in MRC as reflected in our financial statements as of June 30, 2010. With the denial of the en banc hearing in July 2010 our quarterly analysis pursuant to GAAP of whether the investment in the Eagle Mountain Landfill was impaired resulted in a determination of impairment. As permitted by GAAP, our analysis of whether there was an impairment of the investment in the Eagle Mountain Landfill and, if so, the amount of such impairment was determined based upon a probability analysis of the remaining options with regard to the Landfill Project after the denial of the U.S. 9th Circuit en banc hearing request. This determination of impairment resulted in a write-down of the carrying amount of the investment in the Eagle Mountain Landfill effective as of June 30, 2010 to $20,526,000. The total amount of the write-down recorded in the second quarter of 2010 was $12,504,000. As required by the ASC, all subsequent Eagle Mountain Landfill expenses will be expensed as incurred. It is possible that additional material write downs of the investment in the Eagle Mountain Landfill could occur including, under certain circumstances, a write-down of the investment to zero. However, there was no additional write-down in the third quarter of 2010.

KAISER VENTURES LLC AND SUBSIDIARIES

Eagle Mountain Environmental Matters

In 2005, the Company adopted FIN 47 (now superseded by Accounting Standards Codification (“ASC”) 410 Accounting for Asset Retirement and Environmental Obligations) and recorded a $1,200,000 increase in its environmental remediation reserves to cover the conditional asset retirement obligations relating to possible future abatement for asbestos-containing products in the structures at Eagle Mountain and concurrently recorded, as a long-term asset, the same amount. This long-term asset was fully depreciated as of December 31, 2009.

Based upon new information, the Company now estimates that such conditional asset retirement obligations relating to possible future abatement for asbestos-containing products in the structures at Eagle Mountain total $3,304,000. This estimate was based on information provided by third party contractors knowledgeable about the structures at Eagle Mountain. Pursuant to the requirements of the ASC, the Company has increased, during the third quarter of 2010, its environmental reserve by $2,104,000 to account for these new conditional obligation estimates and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis will be depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 5 years beginning with the fourth quarter of 2010.

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

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2010 and 2009

Revenues. Total revenues for the third quarter of 2010 were $652,000 as compared to $399,000 for 2009. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $187,000 to $512,000 as compared to $325,000 for 2009. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the significant increase in recyclable commodity prices (fiber and aluminum) which had been negatively impacted by the world-wide economic recession early during 2009. However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses.

Revenue from Eagle Mountain operations increased for the third quarter of 2010 by $66,000 to $140,000 as compared to $74,000 for 2009, primarily due to non-recurring salvage and scrap sales.

Operating Costs. Operating costs decreased to $441,000 for the third quarter of 2010 from $465,000 for the same period in 2009. This decrease relates primarily to a reduction in 2010 consulting expenses associated with the rock and water development opportunities at Eagle Mountain during the quarter.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $513,000 for the third quarter of 2010 from $482,000 for the same period in 2009. This increase is primarily the result of an increase in office expenses relating primarily to fees paid to a third

KAISER VENTURES LLC AND SUBSIDIARIES

party consultant assisting us in soliciting and evaluating possible mineral related opportunities for Eagle Mountain.

Net Interest and Investment Income. Net interest and investment income, including realized and unrealized gains of $143,000, for the third quarter of 2010 was a gain of $165,000 compared to a gain of $117,000 for the same period in 2009. Of the $165,000 gain for the third quarter of 2010 $22,000 was interest income, $36,000 was net realized and unrealized gains on the Company’s short-term investments and $107,000 was the unrealized gain on the Company’s SERP accounts.

Loss Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $137,000 in the third quarter of 2010 versus a pre-tax loss of $431,000 for the same period in 2009. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary and; (b) a gross revenue tax imposed by the State of California.

Net Loss Attributable to Controlling Interest. For the third quarter of 2010, the Company incurred a net loss attributable to controlling interest of $32,000, which is less than one cent per unit, versus a loss of $433,000, or $0.07 per unit for the same period in 2009.

Analysis of Results for the Nine Months Ended September 30, 2010 and 2009

Revenues. Total revenues for the first nine months of 2010 were $1,594,000 as compared to $737,000 for 2009. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $678,000 to $1,314,000 as compared to $636,000 for 2009. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the significant increase in recyclable commodity prices (fiber and aluminum) which had been negatively impacted by the world-wide economic recession early during 2009. However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses.

Revenue from Eagle Mountain operations for the first nine months of 2010 increased by $179,000 to $280,000 as compared to $101,000 for 2009. This increase is primarily the result of increased sales of rock, non-recurring salvage and scrap material and media related revenues.

Operating Costs. Operating costs increased to $13,559,000 for the first nine months of 2010 from $1,290,000 for the same period in 2009. This increase relates primarily to the $12,504,000 write-down of the Company’s investment in the Eagle Mountain Landfill Project during the second quarter of 2010.

Net Interest and Investment Income. Net interest and investment income, including realized and unrealized gains of $161,000, for the first nine months of 2010 was a gain of $246,000 compared to a gain of $377,000 for the same period in 2009. Of the $246,000 gain for the first nine months of 2010; $85,000 was interest income, $61,000 was net realized and unrealized gains on the Company’s short-term investments and $100,000 was the unrealized gain on the Company’s SERP accounts.

Loss Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $13,109,000 in the first nine months of 2010 versus a pre-tax loss of $1,639,000 for the same period in 2009. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary and; (b) a gross revenue tax imposed by the State of California.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Loss Attributable to Controlling Interest. For the first nine months of 2010, the Company incurred a net loss attributable to controlling interest of $10,910,000, or $1.63 per unit, versus a loss of $1,649,000, or $0.25 per unit for the same period in 2009. The significant increase in the net loss is primarily due to the write-down of the Company’s Eagle Mountain Landfill investment discussed above.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $154,000 to $1,312,000 at September 30, 2010 from $1,465,000 at December 31, 2009. Included in cash and cash equivalents is $9,000 and $776,000 held solely for the benefit of MRC at September 30, 2010 and December 31, 2009, respectively. The decrease in cash and cash equivalents is primarily due to cash used by operations of $234,000 and MRC landfill expenditures of $311,000 partially offset by a net decrease in investments and restricted cash of $391,000.

Working Capital. During the first nine months of 2010, current assets decreased $459,000 to $7.8 million, while current liabilities increased $199,000 to $2.1 million. The decrease in current assets was the net result of a decrease in restricted cash of $339,000, a decrease in income tax and other receivables of $75,000 and the decrease in cash and equivalents discussed above. These decreases were partially offset by an increase in short-term investments of $109,000. The increase in current liabilities is the net result of an increase of $205,000 in accrued liabilities and a $5,000 increase in income tax payable partially offset by $11,000 decrease in accounts payable. As a result, working capital decreased during the first nine months of 2010 by $658,000 to $5.7 million at September 30, 2010.

Accounts Receivable and Other (Net). During the first nine months of 2010, accounts receivable and other current assets decreased by $75,000 due to a decrease in income tax receivable of $68,000 partially offset by an increase in prepaid insurance.

Short-Term Investments. During the first nine months of 2010, short-term investments increased by $109,000. This is primarily the result of the reinvestment of interest on the Company’s investments. On September 30, 2010, the Company had $4.6 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $1,314,000 for the first nine months of the year, was offset by the receipt of cash distributions totaling $1,250,000 resulting in a $64,000 increase to the Company’s investment in the West Valley MRF. As previously stated, the investment in the MRC Landfill Project was determined to be impaired and, therefore, was written-down by $12,504,000 during the second quarter of 2010 which was charged to earnings. As required by the ASC, all subsequent Eagle Mountain Landfill expenses will be expensed as incurred.

Other Assets. For the first nine months of the year, there was an increase in other assets of $1,842,000 which is the net result of the recording of an additional $2,104,000 for conditional asset retirement obligations, which was partially offset by the amortization of the environmental insurance policy of $225,000, an increase in accumulated depreciation as of September 30, 2010 of $17,000 and the scrap sale of a fully depreciated vehicle for $20,000. See Note 2. “ENVIRONMENTAL MATTERS”.

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of September 30, 2010, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $4.9 million for which a reserve has been established. This includes a reserve

KAISER VENTURES LLC AND SUBSIDIARIES

for the additional conditional asset retirement obligations mentioned above under Other Assets. See Note 2. “ENVIRONMENTAL MATTERS”. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Non-Controlling Interest. As a result of the write-down of the Eagle Mountain Landfill investment, as of June 30, 2010, the Non-Controlling Interest recorded on the Company’s balance sheet was reduced by $2,109,000 to $3,213,000 which relates to the approximate 17.0% ownership interest in MRC that the Company does not own. Current MRC expenditures are no longer being capitalized but are charged against income. As of September 30, 2010 the resulting non-controlling interest is $3,193,000.

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

Landfill Permitting and Development. Through its 83.13% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Section 970-10 of the ASC, capitalizable landfill site development costs are recorded at cost and will be expensed when management determines that the capitalized costs provide no future benefit. However, as discussed in more detail above, effective June 30, 2010, there was a determination of impairment of the investment in MRC which resulted in write-down of the carrying amount of such investment in our financial statements.

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3.8 million premium for the prospective insurance policy, which was reduced by a refund from the insurance carrier,

KAISER VENTURES LLC AND SUBSIDIARIES

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

Conditional Asset Retirement Obligations. The Company accounts for certain asset retirement obligations at Eagle Mountain pursuant to Accounting Standards Codification (“ASC”) 410 Accounting for Asset Retirement and Environmental Obligations. In 2005, the Company adopted FIN 47 (now Section 740-20 of the Accounting Standards Code) and recorded a $1,200,000 increase in its environmental remediation reserves to cover the conditional asset retirement obligations relating to possible future abatement for asbestos-containing products in the structures at Eagle Mountain and concurrently recorded, as a long-term asset, the same amount. This long-term asset was fully depreciated as of December 31, 2009.

Based upon new information, the Company now estimates that such conditional asset retirement obligations relating to possible future abatement for asbestos-containing products in the structures at Eagle Mountain total $3,304,000. This estimate was produced based on information provided by third party contractors knowledgeable about the structures at Eagle Mountain. Pursuant to the requirements of the ASC, the Company has increased, during the third quarter of 2010, its environmental reserve by $2,104,000 to account for these new conditional obligation estimates and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis will be depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 5 years beginning with the fourth quarter of 2010. Further, the Company has reviewed and analyzed the increased carrying amount associated with structures discussed above pursuant to ASC Section 360-10-35, Accounting for the Impairment or Disposal of Long-lived Assets, and has concluded that the $2,104,000 increase in carrying amount for these structures will be recoverable and that no impairment of these structures exists as of September 30, 2010. See Note 2. “ENVIRONMENTAL MATTERS”.

Long-Lived Assets. In accordance with Section 410-20 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As discussed in more detail in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results-Write-down of Investment in MRC,” effective June 30, 2010, there was a determination of impairment of the Eagle Mountain Landfill investment, a long-lived asset, which resulted in write-down of the carrying amount of such investment in our financial statements.

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE”, are based upon current operations and expectations. In addition to the forward-

KAISER VENTURES LLC AND SUBSIDIARIES

looking statements and information contained elsewhere in this Report on Form 10-Q, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the resources at the Eagle Mountain Site on our fee owned property that are not a part of the Landfill Project such as the millions of tons of stockpiled rock and other mineral resources such as iron ore. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) on the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. The performance of the West Valley MRF, which was negatively impacted by the recent world-wide economic recession, has materially improved in 2010 versus 2009 primarily as a result of increasing commodity prices. However, the overall performance of the West Valley MRF is still below the levels achieved in 2008. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

Pending Sale of Eagle Mountain Landfill Project; Write-Down of Investment in MRC. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.7 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The exact future timing of any initial closing is currently unknown and there are a number of risks associated with the project and certain conditions that must be satisfied before the sale of the District, including resolution of the outstanding federal land exchange litigation discussed below. Kaiser’s equity interest in MRC is currently approximately 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. In September 2005 the Company received an adverse U.S. District Court decision in the land exchange litigation. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company and the Department of Interior appealed the decision. In November 2009 the U.S. 9th Circuit Court of Appeals affirmed, in part, the U.S. District Court decision setting aside the completed land exchange. On July 30, 2010, the 9th Circuit U.S. Court of Appeals denied our request for further review. If the current adverse land exchange litigation is ultimately not favorably resolved by further

KAISER VENTURES LLC AND SUBSIDIARIES

appeal or in a manner that a cure can be reasonably undertaken, the Landfill Project will not be viable as currently permitted. As discussed in more detail above, effective June 30, 2010, there was a determination of impairment of the investment in MRC which resulted in a write-down of the carrying amount of such investment in our financial statements. We have filed a petition with the U.S. Supreme Court seeking the Supreme Court’s review of the adverse U.S. 9th Circuit Court of Appeals. Whether the U.S. Supreme Court accepts the appeal is a completely discretionary decision by the Supreme Court. Additionally, we are reviewing our remaining options to address the concerns of the U.S. 9th Circuit Court of Appeals, including the possibility of seeking a “fix” of the deficiencies through the BLM. In connection with the quarterly evaluation of our remaining options with respect to the Landfill Project it is possible that additional material write downs of the investment in MRC could result in our financial statements, including, under certain circumstances, a write-down of the investment to zero. Accordingly, if the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the Landfill Project would not be completed and the Company might have to abandon the Landfill Project and its investment in MRC. However, the determination of impairment and resulting write-down should not impact the purchase price for the Landfill Project if it is ultimately sold to the District.

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

In addition, we continue to explore possible opportunities at the Eagle Mountain Site including, military and law enforcement training, the temporary sale of water resources; opportunities for the sale of rock from our fee owned land at Eagle Mountain; and the potential siting of electrical generation projects in and around the Eagle Mountain Townsite. As a result of past mining activities, an estimated 150+ million tons of rock of various sizes were stockpiled near the Eagle Mountain Townsite on our fee owned land that is not a part of the Landfill Project. Sales of other minerals may also be commercially viable. Sales of rock would be from property that is not a part of the Landfill Project. We have retained a consultant to assist us in soliciting and evaluating possible mineral related opportunities for Eagle Mountain. Rock and mineral sales are subject to market conditions.

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

Cash Maximization Strategy

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize cash distributions to Kaiser Inc.’s stockholders. Accordingly, we have been developing our remaining assets and then selling them at such times and on such terms as we believe optimizes the realizable value for a particular project or asset as well as seeking to minimize our potential liabilities. We continue to pursue this strategy and seek to liquidate our remaining assets in order to maximize cash distributions to our members in consideration of all circumstance and legal requirements. However, with the adverse U.S. 9th Circuit Court of Appeals decision, and denial of rehearing, taken together with the material down turn in the worldwide economy that has undoubtedly impacted the value of our other assets, we currently are in the process of evaluating how best to implement the cash maximization strategy. A final decision will not be made until we complete the evaluation and implementation of the options we elect to pursue with regard to the landfill project. We are seeking a review of the adverse U.S. 9th Circuit Court of Appeals’ decision by the U.S. Supreme Court. If such decision ultimately stands as currently written, it would alter and would certainly impact the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. In addition, if the appeal decision ultimately stands as currently written, there is likely to be an additional impairment of the investment in MRC which could result in such investment being materially written down on our financial statements, certain, under certain circumstances, a write-down to zero.

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

FINANCIAL STATEMENTS

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	September 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$1,312,000	$1,465,000
Accounts receivable and other, net of allowance for doubtful accounts of $38,000	144,000	151,000
Income tax receivable	7,000	75,000
Short-term investments (all reported at fair value)	4,645,000	4,536,000
Restricted cash held:
as Pledge for LOC	750,000	1,190,000
for Contribution to Company SERP	960,000	860,000

	7,818,000	8,277,000

Eagle Mountain Landfill Investment	20,526,000	32,719,000

Investment in West Valley MRF	4,708,000	4,644,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	825,000	1,050,000
Buildings and equipment (net)	2,467,000	400,000

	3,292,000	1,450,000

Total Assets	$38,809,000	$49,555,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	September 30, 2010	December 31, 2009
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$83,000	$94,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	809,000	599,000

	2,082,000	1,883,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Deferred Lease Liability	7,000	11,000
Environmental remediation reserve	4,854,000	2,789,000
Other accrued liabilities	250,000	250,000

	11,789,000	9,728,000

Total Liabilities	13,871,000	11,611,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at September 30, 2010 6,704,023, at December 31, 2009 6,611,025	21,745,000	32,622,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	21,745,000	32,622,000
Equity attributable to non-controlling interest	3,193,000	5,322,000

Total Members’ Equity	24,938,000	37,944,000

Total Liabilities and Members’ Equity	$38,809,000	$49,555,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Nine Months Ended September 30

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues
Income from equity method investment in the West Valley MRF, LLC	$512,000	$325,000	$1,314,000	$636,000
Eagle Mountain revenues	140,000	74,000	280,000	101,000

Total revenues	652,000	399,000	1,594,000	737,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	225,000	225,000
Eagle Mountain Landfill investment impairment expense	—	—	12,504,000	—
Non-capitalized MRC expenses	114,000	—	114,000	—
Expenses related to Eagle Mountain	252,000	390,000	716,000	1,065,000

Total operating costs	441,000	465,000	13,559,000	1,290,000

Gross Income (Loss)	211,000	(66,000)	(11,965,000)	(553,000)
Corporate General and Administrative Expenses
Total corporate and administrative expense	513,000	482,000	1,390,000	1,463,000

Loss from Operations	(302,000)	(548,000)	(13,355,000)	(2,016,000)
Net Realized and Unrealized Gain on Investments	143,000	101,000	161,000	147,000
Net realized Interest and Investment Gain Income	22,000	16,000	85,000	230,000

Loss before Income Tax Provision and allocations of Non-controlling interest	(137,000)	(431,000)	(13,109,000)	(1,639,000)
Income Tax (Benefit) Provision	(86,000)	2,000	(70,000)	10,000

Net Loss before allocation of non-controlling interest	(51,000)	(433,000)	(13,039,000)	(1,649,000)

Net loss attributable to non-controlling interest	(19,000)	—	(2,129,000)	—

Net loss attributable to controlling interest	(32,000)	(433,000)	(10,910,000)	(1,649,000)

Basic Loss Per Unit	$(0.00)	$(0.07)	$(1.63)	$(0.25)

Diluted Loss Per Unit	$(0.00)	$(0.07)	$(1.63)	$(0.25)

Basic Weighted Average Number of Units Outstanding	6,528,000	6,374,000	6,688,000	6,577,000
Diluted Weighted Average Number of Units Outstanding	6,528,000	6,374,000	6,688,000	6,577,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2010	2009
Cash Flows from Operating Activities
Controlling Interest in Net loss	$(10,910,000)	$(1,649,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Non-Controlling interest in net loss	(2,129,000)	—
Investment impairment expense	12,504,000	—
Net realized and unrealized (gain)/loss on investments	(161,000)	(110,000)
Equity income recorded	(1,314,000)	(636,000)
Cash distributions received from West Valley	1,250,000	1,000,000
Depreciation and amortization	261,000	499,000
Class A Units / stock-based compensation expense	32,000	81,000
Changes in assets:
Receivables and other	75,000	2,000
Changes in liabilities:
Accounts payable and accrued liabilities	200,000	(24,000)
Environmental remediation expenditures	(42,000)	(13,000)

Net cash flows used in operating activities	(234,000)	(850,000)

Cash Flows from Investing Activities
Purchase of investments	(559,000)	(11,108,000)
Sale of investments.	950,000	12,954,000
Capital asset acquisitions.	—	(25,000)
Proceeds from the disposition of assets	1,000	—
Capitalized landfill expenditures	(311,000)	(186,000)

Net cash flows (used in) provided by investing activities	81,000	1,635,000

Cash Flows from Financing Activities	—	—

Net Changes in Cash and Cash Equivalents	(153,000)	785,000
Cash and Cash Equivalents at Beginning of Year	1,465,000	1,117,000

Cash and Cash Equivalents at End of Period	$1,312,000	$1,902,000

Supplemental disclosure of non-cash investing and financing activities

	2010	2009
Cash paid during the period for income taxes	$6,500	$8,200

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of September 30, 2010 and 2009, as well as related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at September 30, 2010, and results of operations and cash flows for the three and nine month period ended September 30, 2010 and 2009.

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

(iii) Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and

(iv) The resources at the Eagle Mountain Site on our fee owned property that are not a part of the Landfill Project such as the millions of tons of stockpiled rock and other mineral resources such as iron ore.

Note 2. ENVIRONMENTAL MATTERS

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In 2005, the Company adopted FIN 47 (now superseded by Accounting Standards Codification (“ASC”) 410 Accounting for Asset Retirement and Environmental Obligations) and recorded a $1,200,000 increase in its environmental remediation reserves to cover the conditional asset retirement obligations relating to possible future abatement for asbestos-containing products in the structures at Eagle Mountain and concurrently recorded, as a long-term asset, the same amount. This long-term asset was fully depreciated as of December 31, 2009.

Based upon new information, the Company now estimates that such conditional asset retirement obligations relating to possible future abatement for asbestos-containing products in the structures at Eagle Mountain total $3,304,000. This estimate was based on information provided by third party contractors knowledgeable about the structures at Eagle Mountain. Pursuant to the requirements of the ASC, the Company has increased, during the third quarter of 2010, its environmental reserve by $2,104,000 to account for these new conditional obligation estimates and increased the carrying amount of the associated structures at Eagle Mountain by the same amount. This increased cost basis will be depreciated over the remaining estimated time that such assets will be owned by the Company, which is currently estimated to be approximately 5 years beginning with the fourth quarter of 2010.

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At September 30, 2010 the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.”

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of September 30, 2010 and December 31, 2009. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the third quarter.

KAISER VENTURES LLC AND SUBSIDIARIES

	AVAILABLE-FOR-SALE SECURITIES AT SEPTEMBER 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Bond Funds	$4,575,000	$70,900	$—	$4,645,000
Less amounts included in cash and cash equivalents	$—	$—	$—	$—

	$4,575,000	$70,900	$—	$4,645,000

Note 4. FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Our short-term investments in commercial paper and bonds represent available-for-sale securities that are valued primarily using quoted market prices utilizing market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

KAISER VENTURES LLC AND SUBSIDIARIES

	Fair Value Measurements at Reporting Date Using
	Quoted Prices In-Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of September 30, 2010
Description as of September 30, 2010 Commercial Paper & Bonds	$4,645,000	$—	$—	$4,645,000

Description as of December 31, 2009 Commercial Paper & Bonds	$4,536,000	$—	$—	$4,536,000

In addition to the assets listed in the table, other short-term financial assets and liabilities of the Company consist of accounts receivable, accounts payable and certain accrued liabilities. These financial assets and liabilities generally approximate fair market value based on their short-term nature.

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of September 30, 2010, the total outstanding Authority debt is $6,450,000.

The payment schedule as of August 31, 2010, for the California Pollution Control Authority bonds is summarized below.

	PAYMENT SCHEDULE
	1997	2000
YEAR	BONDS	BONDS		TOTAL
2011	$630,000	$—		$630,000
2012	$620,000	$—		$620,000
2013 thru
2029	—	$4,930,000	(1)	$4,930,000	(1)
2030	$—	$270,000		$270,000

TOTAL	$1,250,000	$5,200,000		$6,450,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	August 31, 2010	November 30, 2009
Balance Sheet Information:

Current Assets	$7,434,000	$7,371,000
Property and Equipment (net)	10,442,000	11,133,000
Other Assets	12,000	47,000

Total Assets	$17,888,000	$18,551,000

Current Liabilities	$4,413,000	$4,074,000
CPCFA Bonds Payable – Long Term Portion	5,820,000	6,450,000
Members’ Equity	7,655,000	8,027,000

Total Liabilities and Members’ Equity	$17,888,000	$18,551,000

	2010	2009
Income Statement Information:

For the Nine Months Ended August 31
Net Revenues	$9,552,000	$8,140,000
Gross Profit	$3,603,000	$2,189,000
Net Income	$2,628,000	$1,272,000

The increase in current assets between November 30, 2009 and August 31, 2010 is due primarily to an increase in accounts receivable. The decrease in Members’ Equity for the West Valley MRF between November 30, 2009 and August 31, 2010, is primarily due to cash distributions exceeding net income during this period.

The Company recognized equity income from the West Valley MRF of $1,314,000 and $636,000 for the first nine months of 2010 and 2009, respectively.

Note 5. EVALUATION OF LONG-LIVED ASSETS

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of September 30, 2010, concluded that no impairment of the following long-lived assets had occurred: (a) our 50% ownership interest in the West Valley MRF because the West Valley MRF continues to generate significant net income and positive cash flow; and (b) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

In July 2010, as a result of the denial of the en banc hearing of the prior adverse U.S. 9th Circuit Court of Appeals decision, we determined that the carrying amount of the Eagle Mountain Landfill Investment (“landfill investment”) may not be recoverable and performed a recovery analysis. We are currently reviewing our remaining options to address the concerns of the U.S. 9th Circuit Court of Appeals, including the possibility of seeking a “fix” of the deficiencies through the U.S. Bureau of Land Management (“BLM”) and/or seeking review of the adverse 9th Circuit Court of Appeals decision by the U. S. Supreme Court. Because of the alternative courses of action currently under consideration, we utilized a probability weighted approach to test the landfill investment for recoverability. Based on our probability analysis, we determined that the carrying value of the landfill investment was not recoverable. Due to the uncertainty both in the timing and the amount of the cash flows to be received from the ultimate disposition of the landfill investment, we utilized an expected present value technique to determine the fair value of the landfill investment. Our analysis resulted in an estimated fair value of the landfill investment of $20,526,000 which was less than its June 30, 2010, carrying value by $12,504,000. Accordingly, we recognized an impairment of the landfill investment of $12,504,000 during the second quarter of 2010. In connection with the ongoing evaluation of our remaining options with respect to the Landfill investment it is possible that additional material write downs of the landfill investment could occur including, under certain circumstances, a write-down of the investment to zero. However, the determination of impairment and resulting write-down does not impact the purchase price for the Landfill Project if it is ultimately sold to the District.

KAISER VENTURES LLC AND SUBSIDIARIES

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

As of September 30, 2010, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of a substantial portion of Kaiser’s former Fontana mill site property (“Mill Site Property”), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $4.9 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. In November 2009, a three judge panel of the U.S. 9th Circuit Court of Appeals released its decision on the matter. The majority of the panel affirmed and reversed in part the U.S. District Court decision. The dissenting judge would have found in the Company’s and BLM’s favor on all matters. The Company sought further review of this decision by a broader panel of U.S. 9th Circuit of appeals judges but on July 30, 2010, such review was denied by the 9th Circuit. This decision could adversely impact the viability of the Landfill Project and the agreement to sell the Landfill Project to the District, including termination of the agreement. As of June 30, 2010, the Company wrote-down the investment in MRC. (See Note 5 above.)

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

As discussed in our Annual Report on Form 10-K for 2009, we are engaged in certain claims and litigation. The Company’s various litigation matters, except for the federal land exchange litigation, are generally in the discovery stage and some matters have had informal settlement discussions. However, as of the date of the filing of this report, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2009, except as noted below.

As extensively discussed under “Part I – Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – BUSINESS UPDATE – Eagle Mountain Landfill Project—Current Landfill Litigation,” in July 2010, the U.S. 9th Circuit Court Appeals denied our request for an en banc review of the adverse decision by the U.S. 9th Circuit Court of Appeals regarding our completed land exchange with the BLM. Kaiser and MRC have filed a petition with the U.S. Supreme Court seeking a review of the adverse U.S. 9th Circuit Court of Appeals decision. We are also evaluating the remaining available options on the Landfill Project including pursuing a “fix” through the BLM.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Not applicable.

Item 5.	OTHER INFORMATION

On November 3, 2010, the Board of Managers, based upon the recommendation of the Audit Committee, amended the Audit Committee charter by the addition of the following sentence under “Audit Committee Composition—Accounting and Financial Experience of Committee Chairman: “Each member of the Audit Committee shall be financially literate.”

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

Report dated November 3, 2010, announcing the resignation of Marshall F. Wallach from the Board of Managers and from all committees’ position on November 3, 2010, and the appointment of Sarah J. Anderson to the Board of Managers and the Audit Committee of the Company. Additionally, the 8-K describes an amendment to the Company’s Operating Agreement regarding the right of a member to examine the Company’ list of members outside the context of a members’ meeting.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: November 10, 2010	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: November 10, 2010	/s/ James F. Verhey

James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer