Form 10-K
period 2010-12-31
KAISER VENTURES LLC
filed 2011-03-23
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2010

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

At March 15, 2011, 6,784,023 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Annual Report on Form 10-K are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):     Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, website posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our current assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: Kaiser’s inability to complete the anticipated sale of its Eagle Mountain landfill project; litigation, including, among others, the averse decision of the U.S. 9th Circuit Court of Appeals in November 2009 impacting the viability of the Eagle Mountain landfill project, pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the impact of federal, state, and local laws and regulations on our permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits, including the taxation of the Company as a partnership; the impact of natural disasters on our assets; the amount and nature of the mineral resources at Eagle Mountain and the inability to exploit such possible mineral and resource opportunities; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WHO WE ARE

Unless otherwise noted: (1) the term “Kaiser LLC” refers to Kaiser Ventures LLC; (2) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc.; (3) the terms “Kaiser,” the “Company,” “we,” “us,” and “our,” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or currently Kaiser LLC, and their respective subsidiaries. Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001; (4) the terms “Class A Units” and “members” refer to Kaiser LLC’s Class A Units and the beneficial owners thereof, respectively; and (5) the term the “merger” refers to the merger of Kaiser Inc. with and into Kaiser LLC effective November 30, 2001, in which Kaiser LLC was the surviving company. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer.

Item 1.	BUSINESS

Summary of Our Business

Overview. Our business is developing the remaining assets we received from the KSC bankruptcy and the possible opportunities related to such assets. Our current material projects and opportunities are summarized below.

•	We own an 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain

KAISER VENTURES LLC AND SUBSIDIARIES

Site located in the California desert. This landfill project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million plus accrued interest which is estimated to be approximately $8.8 million from May 2001 to the date of this Annual Report on Form 10-K. For additional information regarding the landfill project and its pending sale see, “Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Sale.” The landfill project is subject to federal litigation that has been, to date, adverse to the project. Our strategy is to resolve this litigation by having the U.S. Supreme Court review the adverse litigation and if the U.S. Supreme Court does not accept our appeal, we may pursue the preparation of the supplemental environmental and other documentation necessary to address the three issues outstanding from the federal litigation through the U.S. Bureau of Land Management, which we refer to as the BLM. We refer to the process of addressing the remaining issues identified in the federal litigation through the BLM as a “fix.” For additional information on this litigation, please see “Item 1. BUSINESS - Eagle Mountain Landfill and Pending Sale - Federal Land Exchange Litigation and Other Threatened Litigation” and “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Litigation.” If the litigation is resolved, we intend to proceed with the planned sale of the landfill project to the District;

•

We own a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF. We are continuing to explore new projects for the West Valley MRF with the goal of ultimately increasing revenues or reducing costs. Possible projects include a waste to energy project, composting a significant portion of the green waste delivered to the West Valley MRF, an expansion of the construction and debris handling area and the possible installation of a small solar facility for the benefit of the West Valley MRF. For additional information on the West Valley MRF please see “Item 1. BUSINESS—West Valley Materials Recovery Facility and Transfer Station;”

•

We own millions of tons of iron ore resources at the Eagle Mountain Site. With the large amount of iron ore reserves at Eagle Mountain and with the current high market prices for minerals, including for iron ore, we are aggressively pursuing possible opportunities with regard to the iron ore and other mineral resources. In this regard, the Company has retained an investment banking and advisory firm to assist it in exploring possible opportunities and transactions with regard to these resources. There may be a range of possible opportunities including some of which may take several years to develop and implement. For additional information regarding the resources at Eagle Mountain please see “Item 2. Properties—Eagle Mountain;”

•

As a result of previous mining operations there are millions of tons of rock stockpiled at the Eagle Mountain Site. We are continuing to explore available markets for such rock. For additional information regarding the resources at Eagle Mountain, please see “Item 2. PROPERTIES - Eagle Mountain;”

•

In addition to the mineral and rock opportunities at Eagle Mountain, we are exploring additional opportunities at Eagle Mountain, including the sale of up to 7,500 annual acre feet of water which is the approximate amount of water that was historically used in conjunction with the town and mining operations at Eagle Mountain to the extent such water is not necessary for the landfill project and any resumption of large-scale iron ore mining. Additionally, we continue to seek other possible uses for the approximate 5,400 acres we own or control at Eagle Mountain that are not a part of the landfill project;

•

We are continuing to seek to sell the Company’s other miscellaneous assets, such as our Lake Tamarisk property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site. Our Lake Tamarisk land consists of 72 residential lots and approximately 420 acres of other

KAISER VENTURES LLC AND SUBSIDIARIES

undeveloped property. For additional information on Lake Tamarisk, please see “Item 2. PROPERTIES - Lake Tamarisk”; and

•	We are analyzing the issues created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of the taking of our property by eminent domain.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to Kaiser Inc.’s stockholders. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions. For additional information on these transactions see “Item 1. BUSINESS - Historical Operations and Completed Transactions” in this Annual Report on Form 10-K. These transactions resulted in a $2.00 return of capital distribution to shareholders in 2000 and, with the conversion of Kaiser Inc. to a limited liability company in November 2001, a distribution to shareholders of $10 per share plus one Class A Unit in Kaiser LLC upon surrender of their Kaiser Inc. stock. We have also taken steps to minimize any exposure we may have to liabilities resulting from the historical operations of the former KSC.

The final implementation of the cash maximization strategy will occur upon the positive resolution of the current adverse federal litigation involving the landfill project and the sale of such project and upon the completion of the exploration and pursuit of possible mineral resource opportunities at the Eagle Mountain Site. Accordingly, final implementation of the cash maximization strategy could take an additional significant period of time. As summarized above under “Item 1. BUSINESS - Summary of our Business - Overview”, we continue to undertake activities in furtherance of the cash maximization strategy.

EAGLE MOUNTAIN LANDFILL PROJECT AND PENDING SALE

Description of the Eagle Mountain Site. Kaiser’s Eagle Mountain Site located in the remote California desert approximately 200 miles east of Los Angeles, currently consisting of approximately 10,800 acres that contains three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. In 1988, Kaiser leased what is now approximately 4,654 acres of the mine site and the rail line to MRC for development of a rail-haul solid-waste landfill. As discussed in more detail below, the amount and nature of the acreage owned and controlled at the Eagle Mountain Site would change if the November 2009 U.S. 9th Circuit Court of Appeals decision affirming in part a 2005 U.S. District Court decision setting aside a land exchange completed between the Company and the BLM in October 1999 becomes the final decision and the land exchange is not successfully “fixed” through the BLM. We are seeking further review of the adverse U.S. 9th Circuit Court of Appeals decision by the U.S. Supreme Court and we are also evaluating a fix through the BLM of the three remaining issues identified by the U.S. 9th Circuit Court of Appeals.

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

KAISER VENTURES LLC AND SUBSIDIARIES

We presently own 83.13% of MRC’s Class B Units and 100% of its Class A Units. See “Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Sale - MRC Financing” below.

Pending Sale of the Landfill Project

Background. In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million. Under the terms of that agreement, upon closing of the sale, $39 million of the total purchase price is to be deposited into an escrow account. This money would then be released to MRC on the resolution of certain litigation contingencies. Currently the only existing litigation contingency arises out of the federal litigation challenging the completed federal land exchange which is discussed below. Even though the closing has not taken place and these funds have not been deposited into an escrow account, interest began accruing on this portion of the purchase price on May 3, 2001. The remaining $2 million of the purchase price would also be placed into an escrow account upon closing and was originally to be released upon the later of (1) the release of the $39 million as described above or (2) the permitting approvals of the District’s Puente Hills landfill for its remaining 10 years of capacity which the District did receive. However, the District has received the necessary permits for the expansion of its Puente Hills landfill and thus, the full purchase price would be placed into escrow when the initial closing has occurred. As discussed in more detail in “Item 3. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Exchange Litigation,” on September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an adverse decision in the federal land exchange litigation, which jeopardized the viability of the landfill project and its sale to the District. This decision was appealed to the U.S. 9th Circuit Court of Appeals. In November 2009 in a 2 to 1 decision, the panel majority upheld, in part, the U.S. District Court decision setting aside the land exchange. We are seeking further review of adverse U.S. 9th Circuit Court of Appeals decision by the U.S. Supreme Court but review by the Supreme Court is totally discretionary. This adverse decision, unless it is reversed by the U.S. Supreme Court or unless it is positively resolved by a fix through the BLM, will jeopardize the viability (i.e., the continued existence of) the current landfill project. Accordingly, receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies. At this time, we cannot estimate when or if ever the sale may be completed.

The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District, obtaining all necessary consents to the transaction, resolving title matters, and negotiating mutually acceptable joint use agreements and resolution of the outstanding federal land exchange litigation. We have been working on resolving various title issues, obtaining necessary consents and otherwise working toward a closing. However, resolution of all remaining issues will not occur until and unless there is a positive decision at the U.S. Supreme Court level or positive resolution of the land exchange litigation by a fix through the BLM. Although the contractual expiration date is currently June 30, 2011, the date has already been extended numerous times. The conditions to closing are not expected to be met by the current expiration date, and the parties will individually determine whether to extend the closing date one or more additional times. In addition, as discussed in more detail below, the adverse litigation involving the federal land exchange, may impact the sale of the landfill project to the District. There is no assurance or requirement that either party will continue to extend the closing date for the proposed sale of the landfill project. See “Item 1. BUSINESS - Eagle Mountain Landfill Project and Pending Sale - Risks Factors” for a more detailed discussion of some of the material risk factors facing the landfill project and its sale.

Flood Damage to Railroad

The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had

KAISER VENTURES LLC AND SUBSIDIARIES

their rail bed undermined. In 2005 we conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of that investigation, we estimated that the cost to repair the damage to be a minimum of $4.5 million for which an accrual has been made. Since the 2003 floods, work necessary to help preserve and protect the existing railroad has been undertaken. However, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date or until there is another project at Eagle Mountain that warrants such repairs.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. As a result of prior MRC private placements and in exchange for releasing the economic benefits of the lease with MRC and granting MRC the option to acquire the landfill project site for $1.00, we have increased our original 70% ownership interest in MRC acquired in 1995 to 83.13%. During the fourth quarter of 2010, MRC borrowed $500,000 from Kaiser Ventures to cover its ongoing expenses. The unsecured loan accrues interest at the rate of 6.0% per annum. The principal amount of such loan together with all accrued and unpaid interest is convertible into MRC units at the per unit price determined in the next private placement. MRC will likely undertake a private placement during the second quarter of 2011. The price and terms of such private placement have yet to be established by MRC. In addition to ongoing expenses, future funding would also be required for any fix through the BLM. Additionally, if the current federal land exchange litigation is resolved in a positive manner, additional future funding will be necessary to complete the sale to the District and to complete necessary railroad repairs.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Other major payments include: (i) partial funding for up to four rail crossings with $1 million due upon the occurrence of the earlier of: (a) the commencement of landfill construction; or (b) under certain circumstances, within 90-days of the execution of the Development Agreement between Riverside County and MRC; (ii) an additional $1 million for upgrading rail crossings is to be paid over the course of landfill operations; (iii) financial assistance of approximately $2 million for the host community, Lake Tamarisk, comprised of $500,000 due at the commencement of construction of the landfill plus approximately $1.5 million due over the course of landfill operations; and (iv) funding for the non-California Environmental Quality Act reduction air emission programs of $600,000 over the course of operations.

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

The Development Agreement will be effective with the resolution of Kaiser’s ownership of the land which is the subject of the current federal land exchange litigation. We anticipate that the Development Agreement will be fully executed and recorded just prior to the anticipated closing of the sale of the landfill project. Riverside County has approved the assumption of the Development Agreement by the District as part of the sale of the landfill by MRC.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and landfill project appeal. In a 2 to 1 decision the majority opinion was adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. The majority opinion found that: (i) the discussion of eutrophication (the introduction of nutrients, in this case primarily nitrogen, as a result of the landfill) was not adequately organized in the EIS; (ii) the statement of purpose and need for the project was unduly narrow resulting in an inadequate analysis of a reasonable range of alternatives to the proposed land exchange; and (iii) there was an inadequate appraisal of the lands in the land exchange due to the failure of the “highest and best use” analysis to take into account the probable use of the public lands as a landfill. Accordingly, subject to reversal on appeal, we may address these remaining issues by appropriate supplemental environmental and other documentation through the BLM. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project.

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

KAISER VENTURES LLC AND SUBSIDIARIES

We sought further review of the adverse U.S. 9th Circuit Court of Appeals decision by a broader panel of judges from the U.S. 9th Circuit Court of Appeals but the request for an en banc hearing by the U.S. 9th Circuit Court of Appeals was denied on July 30, 2010. In October 2010 we filed a petition with the U.S. Supreme Court asking the Court to review the decision of the U.S. 9th Circuit Court of Appeals. Whether such further review is granted is totally discretionary with the court. We anticipate an announcement of whether the U.S. Supreme Court will accept our appeal will be made no later than the end of May 2011. If the current U.S. 9th Circuit Court of Appeals decision is not reversed by the U.S. Supreme Court or if the land exchange is not successfully fixed through the BLM, such decision would jeopardize the viability of the current landfill project. In addition, such failure to positively resolve the land exchange litigation could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement, and would likely result in further impairment of the Company’s investment in the landfill project. If the appeal to the U.S. Supreme Court is not successful, we may seek to resolve the federal land exchange litigation by pursuing a fix through the BLM.

In addition to the federal land exchange litigation, the Company has been threatened from time to time with additional litigation over the landfill project involving such matters as the federal Endangered Species Act. However, as of the date of the filing of this Annual Report on Form 10-K none of the previous threats have resulted in the commencement of a legal action against the Company.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, one of the original opponents to the landfill project, is pursuing a license from the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, that we own. The land on which the landfill project is located is currently leased to MRC and is under contract to be sold to the District. The landfill project would be adversely impacted by the ECEC project. ECEC has been pursuing this project off and on for nearly 20 years. The Company has not agreed to sell or lease this property to ECEC. We, along with others, object to the ECEC project. The ECEC project is not compatible with the landfill project regardless of claims to the opposite by ECEC. Additionally, ECEC’s project would not be compatible with the resumption of large-scale mining at the Eagle Mountain Site. ECEC has filed for a necessary water quality certification from the State of California. In connection with ECEC seeking such water quality certification, a draft environmental impact report was released in July 2010. ECEC also filed its final license application with FERC in 2009. In January 2010 FERC determined that ECEC’s license application was ready for environmental review and in December 2010 a draft environmental impact statement was released evaluating the environmental impacts and the economics of the proposed project. Additionally, the draft environmental impact statement contained the recommendation of FERC’s staff that the project be licensed by FERC. Both the state environmental impact report and the federal impact statement received extensive comments from Kaiser, the District, the U.S. Department of Interior and various environmental groups.

If the project receives its water quality certification, it is likely that the grant of such certification will result in litigation. Similarly, if the project is licensed by FERC, it is likely that litigation will be commenced over the issuance of the license. Finally, if the project is licensed it is likely that additional and separate litigation will result over whether ECEC can take our land by eminent domain pursuant to the Federal Power Act and to determine the amount of damages payable to us and others as a result of ECEC’s actions for its private benefit.

If the completed land exchange is ultimately and permanently reversed in accordance with the September 2005 U.S. District Court decision as affirmed in part by the U.S. 9th Circuit Court of Appeals and if the land exchange is not successfully “fixed” through the BLM, certain lands currently owned in fee by Kaiser will revert back to federal lands, although a substantial amount of such lands will then be controlled by Kaiser because of its federal mining claims. As a result of any final reversal to federal ownership, the federal land may be subject to a title encumbrance resulting from the issuance of the

KAISER VENTURES LLC AND SUBSIDIARIES

preliminary permit to ECEC by FERC but Kaiser would continue to own in fee the mining pits that are critical to ECEC’s project.

Risk Factors

As discussed in this Annual Report on Form 10-K, there are numerous risks associated with MRC and the landfill project. The landfill project has been and continues to be the subject of extensive litigation which has and will continue to substantially delay the landfill project and which could ultimately lead to termination of the landfill project. The adverse U.S. 9th Circuit Court of Appeals decision involving the completed land exchange substantially increases the likelihood of these risks. If the current adverse land exchange litigation is not favorably resolved by an appeal that is heard by the U.S. Supreme Court or otherwise favorably resolved by a fix through the BLM, the landfill project will not be viable as currently permitted. Accordingly, if the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the landfill project would not be completed and the Company might have to abandon Eagle Mountain and its investment in MRC. The adverse U.S. 9th Circuit Court of Appeals decision materially increases the possibility of such scenario. If this should occur, the Company may seek to pursue other possible opportunities at the Eagle Mountain site or it may modify the existing proposed landfill project. There is also the risk that the District and MRC would not mutually agree to extend the closing date for the sale of the landfill project.

In addition to the litigation and other closing risks, there are risks of the loss of certain permits due to the passage of time. The landfill project is also subject to being impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

The ECEC pumped storage project is also a risk to the successful completion of the landfill project (as well as to other projects at the Eagle Mountain Site) and significant expenditures are anticipated to be incurred in opposition to this potential project.

As discussed above, MRC will need significant additional funding for ongoing operations, to complete any fix through the BLM and to close the sale of the landfill project to the District. There is no assurance that MRC will be funded in the future.

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

KAISER VENTURES LLC AND SUBSIDIARIES

arise related to any future deposit or release of hazardous substances. Kaiser and Burrtec have each separately guaranteed the prompt performance of their respective subsidiary’s obligations.

The West Valley MRF includes an approximate 140,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services. The facility is permitted to handle 7,500 tons of municipal solid waste and recyclable materials per day. As part of its recyclable operations, the West Valley MRF processes for sale in the commodities markets certain materials, including paper, cardboard, aluminum, plastic and glass. West Valley MRF is currently processing, approximately 2,600 - 3,000 tons of municipal solid waste and recyclable materials per day. This processing level is significantly less than in previous years primarily due to the lingering adverse impacts of the worldwide economic recession. The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations and, therefore, has historically has been able to distribute cash to cover a portion of Kaiser LLC’s general and administrative costs. In 2010, the West Valley MRF distributed a total of $1.25 million in cash to Kaiser.

The Operating Agreement for the West Valley MRF provides the opportunity for either Burrtec or Kaiser to buy the other party’s interest in the West Valley MRF at fair market value in the event one of the parties desires to accept an offer to buy its interest in the West Valley MRF; in the event of default by a party under the Agreement that is not cured within a specified time period or; in some circumstances, in the event there is a proposed transfer or deemed transfer. For example, a change in the control of Kaiser to a company that is in the waste management business could trigger Burrtec’s option to purchase our interest in the West Valley MRF.

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9.5 million in bonds were issued in June 1997. These bonds were for Phase 1 of the West Valley MRF which consisted of a 62,000 square foot building, sorting equipment and ancillary facilities. Approximately $8.5 million in bonds were issued in May 2000 which was for Phase 2 of the West Valley MRF which consisted of an 80,000 square foot facility expansion and new sorting equipment. The interest rate for the bonds varies weekly. The rates for 2010 ranged from approximately 0.3% to 0.5%. Due to adverse economic conditions during 2010 the interest rates on the bonds were at historic low levels. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2030, although West Valley MRF is required, pursuant to an agreement with Union Bank, to periodically redeem a portion of the bonds.

The bonds are secured by a pledge and an assignment of the loan payments made by West Valley MRF and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. The bonds are backed by a letters of credit issued by Union Bank. The letter of credit for the 1997 Phase 1 bonds is currently scheduled to expire June 30, 2011 and the letter of credit for the 2000 Phase 2 bonds is also currently scheduled to expire June 30, 2011. Union Bank has expressed that it currently intends to extend these letters of credit. In the event the letters of credit are not extended for any reason, payment of the bonds could be accelerated. Kaiser and Burrtec have each severally guaranteed fifty percent (50%) of the principal and interest on the bonds to Union Bank in the event of a default by West Valley MRF.

In 2007 West Valley and Union Bank modified the bank’s repayment schedule for the bonds. It was agreed that the then required accelerated principal repayments of the indebtedness could be modified in accordance with the original issuance terms of the respective bond issues. As a result, the maturity date of the Phase 2 bonds has been extended to 2030.

As of December 31, 2010, the principal amount of bonds outstanding totaled approximately $6,450,000.

KAISER VENTURES LLC AND SUBSIDIARIES

West Valley MRF and Union Bank executed a Reimbursement Agreement in 2000 that, among other things, sets the terms and conditions whereby West Valley MRF:

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

Competition

Burrtec operates a transfer and materials recovery facility in Agua Mansa, California. This facility is located approximately 15 miles from the West Valley MRF and competes for certain waste that might otherwise go to the West Valley MRF. West Valley MRF monitors such waste to ensure that it receives its appropriate share of such waste from the “territory” agreed upon between Burrtec and Kaiser. Burrtec also controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are generally not considered to be competitors of the West Valley MRF. Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley. There is one small materials recovery facility operating in Colton and two other transfer and materials recovery facilities are currently being proposed that could, if built, be competitors for certain of the waste now processed by the West Valley MRF. One such new facility would be in the City of Pomona and the other facility would be in the City of San Bernardino. Such competition would likely adversely impact the volume and profitability of the waste processed at West Valley. Neither facility has been permitted or built as of December 31, 2010.

In addition, the economic recession that began in 2008 has reduced the amount of trash being disposed of at various landfills in the proximity of the West Valley MRF. As a result, these landfills have become increasingly aggressive in their “tip fee” pricing. This has encouraged some municipal waste that would otherwise come to the West Valley MRF to be disposed of at these landfills. The Company believes that the volumes of waste being processed at the West Valley MRF should increase as the communities in eastern Los Angeles and western San Bernardino counties recover from the economic recession.

Risk Factors

The West Valley MRF faces a number of risks. These risks include risks related to general economic and market conditions that are outside its control.

Risks associated with the financial and credit markets can adversely impact the West Valley MRF. For example, in 2008 the credit markets temporarily caused a dramatic increase in the interest rate on the West Valley MRF’s outstanding bonds. However, beginning in 2009 the interest rates on the West Valley MRF’s bonds declined to historic low levels. A material increase in future interest rates could result in a material increase in the West Valley MRF’s interest expense. The risks associated with the financial and credit markets could also potentially impact the renewal and the terms of the West Valley MRF’s

KAISER VENTURES LLC AND SUBSIDIARIES

outstanding letters of credit which secures its bonds. If the letters of credit are not extended beyond their current June 30, 2011, expiration date, payment of the bonds could be accelerated.

Waste volumes are also being negatively impacted by the economic down-turn in Southern California. Although the services of the West Valley MRF are generally considered to be of an essential nature, a weak economy usually results in decreases in the volume of waste generated, which in turn decreases revenues. Additionally, the processing of recyclable materials and their resale in the commodities markets are a significant source of revenue for the West Valley MRF. The volatility of commodity prices and the substantial reduction in commodity prices that began in the fourth quarter of 2008 did, until late 2009, have negative impact on the revenues, margins and net income of the West Valley MRF. A modest recovery of commodity prices began in late 2009 and continued into 2010. However, the revenues, margins and net income of the West Valley MRF will fluctuate in the future in tandem with the commodity prices of the recyclable materials processed by the West Valley MRF,

The West Valley MRF also faces risks associated with rising and fluctuating operating costs that it may not be able to pass through, in whole or in part, to its customers. For example, the price of fuel is unpredictable and is based upon factors outside the control of the West Valley MRF. During 2007 and 2008, fuel prices dramatically increased. While fuel prices moderated in 2009 and 2010, fuel prices have again begun to dramatically increase, particularly during the first quarter of 2011. In addition to the fuel used by the West Valley MRF’s equipment and vehicles, many of its vendors raise their prices as a means to offset their own rising fuel costs. While the West Valley MRF usually attempts to pass through its increased costs such as the cost of fuel, it may not be able to timely pass through all of such increases due to competition or as a result of the terms of a customer’s contract. These increased operating costs would then likely negatively impact the profitability of the West Valley MRF.

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

The West Valley MRF also faces the risks associated with extensive governmental regulation of the waste industry. The regulatory process requires firms in the waste hauling, waste recycling and/or landfill business to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. Changes in such governmental policies and attitudes relating to the industry could impair the West Valley MRF’s ability to obtain and maintain applicable permits from governmental authorities on a timely basis. Such regulations could also impact the expansion of existing facilities and/or the providing of new related waste services such as green waste composting. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but they could be significant. Additionally, West Valley MRF cannot predict with certainty the extent of future costs that may be required under such regulation including the future costs associated with environmental, health and safety laws and regulations. For example, environmental groups and regulatory agencies in California and in the United States have increasingly focused their attention on the emission of greenhouse gases and the impact to

KAISER VENTURES LLC AND SUBSIDIARIES

climate of such emissions. The passage of laws and regulations to control greenhouse gases, including the imposition of fees or taxes, could adversely impact the West Valley MRF’s operations and financial results. In addition to the governmental permitting and environmental restrictions and conditions that may be imposed directly on the West Valley MRF, governmental authorities may impose other conditions and regulations that impact the West Valley MRF. For example, waste hauling permits/agreements provided by some of the counties served by the West Valley MRF have restricted the flow of waste to the West Valley MRF.

The waste industry is highly competitive. West Valley MRF faces competition from governmental, quasi-governmental, and private sources for municipal solid waste and recyclable materials. See “Item. 1. BUSINESS - West Valley Materials Recovery Facility and Transfer Station-Competition” above.

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

OTHER KAISER ASSETS

For a discussion of our other assets such as the Eagle Mountain Townsite, the substantial iron ore, rock, and other resources at the Eagle Mountain Site, and the Lake Tamarisk property, please see “Item 2. PROPERTIES.”

HISTORICAL OPERATIONS AND COMPLETED TRANSACTIONS

The following information is provided as historical background and to put into context our current activities including our current cash maximization strategy.

Water Resources

Until the sale of its ownership interest in Fontana Union Water Company, or Fontana Union, to Cucamonga County Water District, referred to as “Cucamonga,” in March 2001 for $87.5 million the Company’s results of operations depended, in large part, on water rights and successfully leasing such rights. Concurrently with the sale of its Fontana Union stock, the Company also received approximately $2.5 million in payments under its water lease with Cucamonga. The sale was completed in the context of settling outstanding litigation between Cucamonga and the Company. Prior to that time Kaiser leased all of its shares in Fontana Union to Cucamonga under the terms of 102-year take-or-pay lease.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In July 1999 International Speedway Corporation, referred to as ISC, through a wholly owned subsidiary, acquired PMI. Kaiser Inc., as a stockholder in PMI, voted for the merger and elected to receive a portion of the merger consideration in cash and a portion in ISC stock. In the transaction Kaiser received approximately $24 million in cash and 1,187,407 shares of ISC Class A common stock, resulting in a gain of $35.7 million. Subsequent to PMI’s acquisition, we sold all of the shares we owned in ISC realizing an additional gain of approximately $6.6 million. The gross cash proceeds we received in 1999 from the merger and the subsequent sale of ISC stock totaled approximately $88 million.

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

CCG Ontario, LLC (CCG). In August 2000, we sold approximately 588 acres of our remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Included in the land sold to CCG were ancillary items such as the sewer treatment plant and the water rights associated with the property. As part of the transaction, CCG obtained environmental insurance coverage and other financial assurance mechanisms related to the known and unknown environmental obligations and risks associated with the transferred property as well as other environmental obligations subject to limited exceptions. In addition, before this sale transaction, we were party to a consent order with the California Department of Toxic Substances Control, referred to as the DTSC, which was essentially an agreement to investigate and remediate property. As part of the sale transaction, this consent order and our financial assurances to the DTSC were terminated, and CCG entered into a new consent order with the DTSC and provided the necessary financial assurances. CCG is a subsidiary of Catellus Corporation which in turn is owned by ProLogis. ProLogis is considered the world’s largest developer of commercial warehouse space. ProLogis and many of its subsidiaries are continuing to be adversely impacted by adverse worldwide and real estate related economic conditions. These adverse conditions increase the risk that CCG could default in the obligations it assumed in connection with its purchase of the property. For additional information, see “Part I, Item 1. BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matters” below.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

CCG has completed most of the required environmental investigations and remedial actions at the Mill Site Property. The remaining material items associated with the investigation and remediation of the Mill Site Property include implementation of a groundwater investigation program, the preparation of various completion, testing and monitoring reports and continuing operations and maintenance. The operations and maintenance obligations could continue for at least thirty years.

Many of the environmental obligations assumed by CCG were originally backed, in whole or in part, by various financial assurance mechanisms or products. With the completion of much of the required investigation and remediation work at the Mill Site Property, several of the original financial assurances are no longer necessary or have been reduced. However, for example, a real estate environmental liability insurance policy with a policy limit of $50 million on which we are a named insured remains permanently in place. All remaining financial assurance mechanisms or products are subject to their terms. In addition, there are certain exceptions to CCG’s assumption of the Company’s prior environmental obligations.

We have established reserves to address potential future environmental liabilities and obligations. These potential environmental liabilities include, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume of total dissolved solids and organic carbon discussed above, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. This environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters. The reserve is reduced from time to time as a result of remediation and related actives that take place at Eagle Mountain and as a result of work conducted in association with the former Kaiser Mill Property. We also periodically review the adequacy of our environmental reserve.

KAISER VENTURES LLC AND SUBSIDIARIES

In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II, Item 7., of this Annual Report on Form 10-K.

The Company is involved, from time-to-time, in legal proceedings concerning environmental matters. See “Part I, Item 3. LEGAL PROCEEDINGS.”

Tar Pits Parcel

Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Except for ongoing inspection and monitoring activities, all material remediation of the Tar Pits Parcel was completed in 2002 at CCG Ontario, LLC’s, (referred to as CCG), expense. CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property. However, the Company is exploring additional alternatives as a means of making the Tar Pits Parcel useable property. See “Part I, Item 1. BUSINESS—Historical Operations and Completed Transactions—Mill Site Environmental Matter.

Employees

As of March 15, 2011, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., which was a subsidiary of Kaiser LLC until January 1, 2011, and reimburses Business Staffing for the actual costs associated with 7 full-time (4 at Ontario, California and 3 at Eagle Mountain, California) and 4 permanent part-time employees (all in Ontario, California. There is also one part-time as needed employee available for Eagle Mountain matters.

Item 1A.	RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, we do discuss many of the risk factors that may impact the Company its projects and opportunities throughout this Annual Report on Form 10-K. In addition, please see the discussion under “Forward Looking Statements” on page 1 of this Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.	PROPERTIES

Eagle Mountain, California

Overview and Regional Geography and Access. The Eagle Mountain Site which includes the Eagle Mountain mine and the adjoining townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and

KAISER VENTURES LLC AND SUBSIDIARIES

Blythe, California. See the vicinity map for the Eagle Mountain Site on the following page. Vehicular access to the Eagle Mountain Site is by a paved county road. Within the mine site, there are gravel and dirt roads that were built for the iron ore mining that took place. The mine is also accessed by a railroad as more fully described below.

The Eagle Mountain open-pit iron ore mine was operated by KSC on a full-time basis from approximately 1948 to 1983. However, even though iron ore mining was curtailed by 1983, the mine has remained active and has continued to ship rock, rock products, iron ore pellets, etc. as market conditions allow.

The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown of large-scale iron ore mining. Electrical power is provided to the Eagle Mountain Site by Southern California Edison. We also own several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. However, virtually all of the equipment and all of the mining and processing facilities for large-scale iron ore mining are no longer in existence. There would be substantial costs associated with the improvement of the infrastructure and to build the facilities necessary to resume the previously suspended large-scale mining operation. The District, upon its purchase of the landfill project, would own or control a substantial portion of this infrastructure. Accordingly, the District and the Company have negotiated a number of agreements addressing access and joint use of infrastructure facilities and we will be required to finalize several more of such agreements the sale of the landfill project to the District is ultimately completed. The Eagle Mountain Townsite includes more than 300 single family homes, approximately 100 of which were partially renovated in the 1990s. Due to the passage of time and the impacts of weather, a number of the remaining buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years. We currently have reserves recorded as of December 31, 2010, totaling $3.3 million ($1.0 for asbestos containing products abatement and $2.3 million for demolition) for such purposes.

Until December 31, 2003, a private prison was operated at the Eagle Mountain Townsite. With the closure of the private prison we implemented a plan in 2004 to reduce our activities at the Eagle Mountain Townsite. We are continuing to seek appropriate tenants for a lease of all or portions of the Eagle Mountain Townsite but have been unsuccessful to date in finding long-term permanent tenants. The adverse federal land exchange litigation has and may further hinder these efforts.

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

We own four deep water wells, two of which are operational, and two booster pump stations that serve the Eagle Mountain Site.

KAISER VENTURES LLC AND SUBSIDIARIES

VICINITY MAP FOR THE EAGLE MOUNTAIN SITE

Twentynine Palms
62
Twentynine Palms Hwy
Twentynine Palms Hwy
Desert Center
Twentynine Palms Hwy
SAN BERNARDINO COUNTY
RIVERSIDE COUNTY
Joshua Tree National Park
177
EAGLE MOUNTAIN MINE PROPERTY
Eagle Mountain Townsite
Kaiser Road
Joshua Tree National Park
Riverside
Riverside
Lake Tamarisk
Desert Center
To Palm Springs
Indian Wells
Indio
La Quinta
Coachella
10
Eagle Mountain Road
Box Canyon Rd
Chiriaco Summit
To Blythe
Mecca
Union Pacific Railroad
Eagle Mountain Railroad
SPUR CA-86
111
Salton Sea State Recreation Area
Ferrum Junction
RIVERSIDE COUNTY
IMPERIAL COUNTY
86
Torres Martinez Indian Reservation

LEGEND

EAGLE MOUNTAIN MINE PROPERTY

0 10
SCALE IN MILES

San Francisco
Santa Barbara
Los Angeles
San Diego
AREA OF DETAIL

Geosyntec consultants

REGIONAL VICINITY MAP – EAGLE MOUNTAIN MINE PROPERTY
RIVERSIDE COUNTY, CALIFORNIA

DATE:	March, 2011	FILE NO.	1224F002
PROJECT NO.	HL1224-2	FIGURE NO.	1

N:\CACADD\L\EAGLE MOUNTAIN\EAGLE MOUNTAIN-HL1224\Figures\1224F002.dwg 3/17/11 15:36 EConnerly

KAISER VENTURES LLC AND SUBSIDIARIES

Land Ownership. In and around the Eagle Mountain Site, with the completed federal land exchange, the Company currently has various possessory federal mining claims of approximately 1,472 acres and holds approximately 8,644 acres in fee simple (which includes the approximate 1,300 acre Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project.” However, if the adverse federal land exchange is not ultimately resolved through our appeal to the U.S. Supreme Court or a fix resolution of the remaining issues arising from the litigation through the BLM, it will impact the amount and nature of our land holdings. In such instance we would be placed back to the same position as prior to the land exchange, we would own or control in and around Eagle Mountain approximately 1,800 acres in fee and 9,550 acres in various possessory federal mining claims. In addition, the reversal of the land exchange would reinstate a reversionary interest contained in the original grant of approximately 460 acres of the Eagle Mountain Townsite. The reversionary interest means that this land could be returned to the federal government in very limited circumstances.

Eagle Mountain Geology Overview. California is divided into 10 Geological Provinces that define areas of similar structure and bed rock. The Eagle Mountain Site is located in the northeastern portion of the Eagle Mountains near the lower western edge of the Mojave Desert Physiographic Province of California, slightly east of the southern limits of the adjacent Transverse Ranges Physiographic Province. The major rock units in the region include Jurassic to Cretaceous-age plutonic intrusive rocks and Paleozoic and Precambrian metamorphic and meta-sedimentary rocks. At the Eagle Mountain Site, the meta-sedimentary rocks generally trend northwest and are surrounded and underlain by intrusive granitic rocks. The meta-sedimentary rock units have been folded into a northwest-trending anticline, which continues into the north-central Eagle Mountains.

In general, the Eagle Mountain iron ore deposits are in contact metamorphized sedimentary rocks that show much folding, faulting, uplift and repeated injections of magnetic and hydrothermal fluids. The iron ore is not continuous and occurs in many narrow to wide segregations separated by various amounts of waste rock. Magnetite plus pyrite comprised the primary iron mineralization, which was subsequently oxidized into hematite and goethite in the higher elevation zones of the deposit.

Iron Ore. The Eagle Mountain mine is the site of what was the largest iron ore mining operation west of the Mississippi River. KSC recovered more than 225 million tons of iron ore from four pits (i.e., the East Pit, Central Pit, Black Eagle Pit [North], and Black Eagle Pit [South]). Regular iron ore mining was suspended at the Eagle Mountain Site by 1983 due to the pending closure of the KSC steel mill near Fontana, California. Thus, mining was suspended due to market conditions and not due to a lack of iron ore.

During 2010 the price of iron ore dramatically increased on the world market reaching over $200.00 per metric ton for high quality iron ore and concentrated ore. In contrast, in 1982, the average price for iron ore was approximately $38.70 per metric ton. As a result of the current price for iron ore and the estimated amount of iron ore at the Eagle Mountain Site, a number of parties have expressed interest in pursuing the iron ore and other mineral resources at Eagle Mountain. We have engaged a third-party to assist us in the evaluation of the Eagle Mountain iron ore opportunity and in seeking third-parties that would be interested in potentially acquiring these iron ore and other mineral resources.

Through KSC’s prior drilling program and mining activities, KSC’s Mining Engineering Department estimated as of January 1983, that there were approximately 335 million tons1 of measured and indicated iron ore at Eagle Mountain as summarized in the table below.

[1]

Included in this estimate and in the summary table is an estimate related to 466.66 acres of mineral interest owned by the State of California through the California State Lands Commission in the East Pit. KSC had a mineral lease with the State of California for such mineral interest pursuant to which KSC paid a royalty to the State of California.

KAISER VENTURES LLC AND SUBSIDIARIES

ESTIMATED EAGLE MOUNTAIN GEOLOGIC ORE RESERVES

(AS OF JANUARY 1, 1983)

			MILLION UNITES
RESOURCES	SHORT TONS	PERCENT FE	TOTAL FE UNITES	RECOVERABLE FE UNITS*
East Pit	28,431,454	39.7	1,128.7	756.2
East Pit - West Extension	7,177,775	46.7	335.2	224.6
Central - TV Hill	48,061,239	37.3	1,792.7	1,201.1
Central - Main	42,265,029	37.3	1,576.5	1,056.2
Central - West	22,231,617	38.3	851.5	570.5
Black Eagle - North	49,785,843	39.6	1,971.5	1,320.9
Black Eagle - South	11,236,800	40.2	451.7	302.7
Black Eagle - West Extension	1,597,826	38.6	61.7	41.3
Desert Eagle	28,044,000	48.5	1,360.1	911.3
SUB TOTAL	238,831,583	39.9	9,529.6	6,384.8

INDICATED

East Pit	10,639,420	42.4	451.1	302.2
East Pit - West Extension	5,503,346	44.3	243.8	163.3
Central - TV Hill	15,364,944	37.4	574.6	385.0
Central - Main	6,361,767	40.2	255.7	171.3
Central - West	8,536,628	38.5	328.7	220.2
Black Eagle - North	19,401,207	37.8	733.4	491.4
Black Eagle - South	5,058,600	34.7	175.5	117.6
Black Eagle - West Extension	1,009,008	38.2	38.5	25.8
Desert Eagle	24,826,000	41.1	1,020.3	683.6
SUB TOTAL	96,700,920	39.5	3,821.6	2,560.4
TOTAL	335,532,503	39.8	13,351.2	8,945.2

*	An Fe unit recovery of 67 percent was used based on past mine plant performance and metallurgical tests on drill core.

Subsequent to the estimates made by KSC’s Mine Engineering Department, the U.S. Geological Survey released a preliminary report in 2001 titled “Eagle Mountain Mine-geology of the former Kaiser Steel operation in Riverside County, California.” This report states that: “This investigation of the Eagle Mountain Mine area, though cursory, revealed new structural, alteration, and stratigraphic relations.” With this new geologic information, the report concludes that there may be as much as 550 million tons of iron ore in the Eagle Mountain area.

In addition to the in-ground iron ore, there is an estimated 100 million tons of coarse tailings and an estimated 35 million tons of fine tailing resulting from prior iron ore processing activities from which iron can likely be extracted economically. Iron, precious metals such as gold and other minerals may exist in sufficient quantity to justify a reprocessing of such tailings given the current recovery technology that is available and the current market price of iron, gold and other minerals.

The actual total amount, type and quality of the iron ore cannot be ultimately determined without further exploration and testing. Additionally, not all of iron ore resources may be economically recoverable. Economically recoverable ore depends upon a number of factors, including, but not limited to, the market price for iron ore, the cost to mine, process, and ship the iron ore, the cost of the infrastructure improvements necessary to support the mining and processing operations, as well as, those necessary to transport the ore, the location, nature of and iron content of the iron ore, operational constraints, the cost of any financing, etc. In addition, certain permits and consents will likely be required

KAISER VENTURES LLC AND SUBSIDIARIES

prior to the resumption of large-scale extractive iron ore mining. However, we believe that we have a vested mining permit for rock, iron ore, and for other minerals located at the Eagle Mountain Site.

Portions of the iron ore reserves, including the coarse and fine tailings, are located on the current landfill project property. Thus, any development of the iron ore opportunity would require the cooperation of the District. However, based upon a very preliminary analysis and, with the cooperation of the District, there does not appear to be at this time any material reason why the mining and processing of the iron ore reserves and tailings would be physically incompatible with the landfill project. In fact, we currently believe that under certain circumstances, the mining and processing of the iron ore reserves and tailings and the landfill project could be mutually and economically beneficial. As an example, the Eagle Mountain railroad, once repaired, could serve both the landfill project and any iron ore shipping. In addition, renewed iron ore mining would also provide additional air space and “daily cover” materials for the landfill project.

Pursuing the possible Eagle Mountain iron ore opportunity is subject to a number of risks, as noted above. Accordingly, there is no assurance that we will be able to successfully consummate an Eagle Mountain iron ore mining transaction or opportunity.

Rock/Aggregate

As a result of previous iron ore mining at Eagle Mountain, millions of tons of rock of various sizes have been stockpiled on portions of the property around the Eagle Mountain townsite. For example, it is estimated that over 165 million tons of stockpiled rock is located on our fee-owned Eagle Mountain property known as the West End Property that is not a part of the landfill project. Additionally, it is estimated that there is over 1 billion tons of rock in-place on the West End Property. The estimate of the amount of rock on our West End Property is summarized in the table below. This estimate was prepared by an unrelated third-party in connection with an appraisal for a possible mineral exchange with the State of California that was not completed.

WEST END PROPERTY - EAGLE MOUNTAIN SITE

Measured Area	Type	Acres	Estimated Tons		Location
D	Mine Waste	44.74	1,103,148		West End
E	Mine Waste	63.39	17,381,986		West End
F	Mine Waste	78.15	3,790,383		West End
G	Mine Waste	7.54	1,202,860		West End
H	Mine Waste	32.75	385,191		West End
I	Mine Waste	10.74	2,560,945		West End
J	Mine Waste	51.62	3,916,635		West End
K	Mine Waste	82.72	13,967,517		West End
L	Mine Waste	161.65	34,543,191		West End
M	Mine Waste	394.36	86,611,600		West End
	Total ARA Acres:	927.66
Total Estimated Waste Rock Resources			165,463,456
Total Estimated In-Place Resources			1,000,000,000	+
Total Construction Aggregate Resources in West End			1,165,000,000	+

We have shipped rock products in the recent past including in 2010 and we are exploring opportunities to increase future rock shipments. Although the quality of the stockpiled rock is generally very high, the significant current cost of shipping the rock by truck outside the immediate area around Eagle Mountain has prevented the Company from capitalizing on this significant asset.

KAISER VENTURES LLC AND SUBSIDIARIES

Other Mineral Resources. Testing conducted in 2000 demonstrated that gold and other minerals are present within the coarse and fine tailings piles. Given the current high prices for gold and other minerals, there may be economically recoverable gold and other minerals from these tailings.

Water Resources

Eagle Mountain is located in the Chuckwalla Groundwater Basin, which is an unadjudicated groundwater basin. During its peak operation, Eagle Mountain used up to approximately 7,500 acre feet annually to support mining operations and the Eagle Mountain townsite. We are exploring what opportunities may be available to market this water to the extent that water may be available prior to or during the construction and operation of the landfill project and after any resumption of large-scale iron ore mining. Depending upon the amount of groundwater used by others, additional water may be available beyond that historically pumped.

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), KSC constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. While we own in fee approximately 10% of the 52-mile railroad right-of-way the major portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC and, to the extent reasonably possible, will be transferred to the District upon the consummation of the sale of the landfill project if the sale is completed. As noted above, portions of the railroad suffered significant flood damage in 2003. In addition to repairing flood damage, significant maintenance and possible upgrades will be required for the rail line to become fully operational for the landfill and/or for mining use. The adverse federal litigation, if not positively resolved through our appeal to the U.S. Supreme Court or through a successful fix through the BLM, would reverse a BLM right-of-way granted under the Federal Land Policy and Management Act for the railroad but the original federal right-of-way granted under the Private Law 790 would remain in place. In addition, if the land exchange is ultimately fully reversed, Kaiser would reacquire approximately 2,800 acres along or near the railroad that had been conveyed to the BLM as a part of the October 1999 land exchange. For additional information, see “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project and Pending Sale—Flood Damage to Railroad.”

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

Lake Tamarisk, California

Lake Tamarisk is an unincorporated community located two miles northwest of Desert Center, California and approximately 8 miles from the Eagle Mountain mine. This community has 150 improved lots situated around two recreational lakes and a nine-hole golf course. With 70 homes and a 150-space mobile home park, the community has an average year-round population in excess of 150. Lake Tamarisk Development, LLC, a wholly owned subsidiary of Kaiser, owns: (i) 72 single family improved lots, including, one residential structure; (ii) 3 multi-family lots totaling 12.42 acres; (iii) 1 commercial lot totaling approximately 3.31 acres; (iv) an approximate 170 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (v) an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course; and (vi) an approximate 39 acre unimproved parcel adjacent to Lake Tamarisk. We are seeking to sell all of our Lake Tamarisk properties.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Both the panel majority and dissent did conclude that the U.S. District Court erred with regard to several issues and they also rejected a cross appeal of various environmental matters, finding that the agency’s analysis and explanation complied with applicable law for: (i) noise; (ii) night lighting; (iii) desert tortoise; (iv) groundwater; (v) air quality; and (vi) visual impacts relating to Joshua Tree National Park. For additional information on this litigation matter see “Part 1, Item 1. BUSINESS—Eagle Mountain Landfill Project and Pending Sale-Federal Land Exchange Litigation and other Threatened Litigation” in this Annual Report on Form 10-K. A copy of the U.S. 9th Circuit Court of Appeals decision can be found as Exhibit 99.2 to the Company’s report on Form 10-K dated November 19, 2009.

We filed a petition with the U.S. 9th Circuit Court of Appeals seeking a rehearing by the original three-judge panel or an en banc review by the U.S. 9th Circuit Court of Appeals. An en banc review would have involved the hearing of our case by an eleven-judge panel of the U.S. 9th Circuit Court of Appeals. On July 30, 2010, our request for an en banc hearing was denied. In October 2010 we filed a petition with the U.S. Supreme Court requesting that it review the adverse U.S. 9th Circuit Court of Appeals. The decision and timing of the announcement by the U.S. Supreme Court of whether it will grant or reject our petition is completely discretionary with the Court. However, the U.S. Supreme Court’s decision will likely be announced no later than by the end of May 2011, and it could be sooner. If the U.S. Supreme Court should grant our petition to hear our appeal, the case would be heard in the Court’s 2011 - 2012 session.

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington and another adjoining land owner have indicated that it may intervene as plaintiffs in the case since a portion of the buried debris appear to extend onto property owned by the city and by the other adjoin property owner. However, the City of Vancouver and the other property owner have yet to intervene in the matter. The federal government was able to secure a dismissal of all common law claims against it. The government, however, remains in the case with respect to the CERCLA claims. We initiated a third-party complaint against another company believing that such company may be responsible in whole, or in part, for some the buried debris. While we are still in the early stages of the litigation and informal discovery in this matter, we understand that the total claims are currently approximately $2.5 million. This matter has been tendered to our insurance carrier which has accepted the defense of this matter subject to a reservation of rights.

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. No information was provided in the correspondence concerning the reasons why KSC Recovery, Inc. or the Company have been identified as a potentially responsible party and no amount of damages was alleged although apparently over $69 million has been spent to date to characterize the environmental problems affecting the Portland Harbor. The Company and KSC Recovery remain in the preliminary stages of the matter. KSC Recovery, Inc. and the Company have tendered this claim to their appropriate insurance carrier and the carrier is providing a defense for the claim.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied

KAISER VENTURES LLC AND SUBSIDIARIES

in KSC Recovery, Inc.). There currently are approximately 12 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, approximately half of the current claim relate to other facilities such as the former Kaiser Steel Mill Site Property.

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

Of the claims resolved to date, more than approximately 60% have been resolved without payment to the plaintiffs. To date, substantially all defense costs and any settlements have been paid by third-parties. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

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

Kaiser Inc.’s common stock was traded on the NASDAQ Stock Marketsm under the symbol “KSRI” until November 30, 2001. In connection with the conversion of Kaiser Inc. to a limited liability company each Kaiser Inc. stockholder of record as of December 5, 2001, received $10.00 in cash plus one (1) Class A Unit in Kaiser LLC for each share of stock. The Class A Units are subject to significant trading restrictions and are not listed for trading on any securities exchange. As a result, Kaiser Inc.’s common stock ceased being publicly traded on November 30, 2001. In connection with the merger, the Class A Units were independently appraised and determined to have a value of $1.50 as of November 30, 2001. Prior to the distribution of $10.00 in cash per share and the Class A Units Kaiser distributed $2.00 cash per share to stockholders of record as of December 13, 2000.

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001. In the third quarter of 2008 a third-party commenced a tender offer to purchase up to 1,400,000 of our Class A Units at a price of $.50 per unit less a pro-rata share of transfer costs. This third party ultimately terminated its tender offer. In response to such third party tender offer, we conducted a self-tender offer for a portion of our Class A Units. As a result of the tender offer conducted by us that closed on December 1, 2008, we purchased 841,544 of our Class A Units at a price of $.90 per unit. We also paid all related transfer costs for the units purchased by the Company. In 2009 there were a limited number of units purchased at prices ranging from $.65 per unit to $.90 per unit. However, with the November 2009 adverse land exchange decision involving our landfill project, the last price of which we are aware for the actual purchase of units by a third party in 2010 was at $.35 per unit with the exception of two small transfers to related or affiliated parties at $1.50 per unit.

Since the Class A Units are not publicly traded and there is no secondary market for the units, there is no performance graph.

As of March 15, 2011, there were approximately 3,375 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 15, 2011, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan. In addition there are 113,250 Class A Units deemed outstanding that are reserved for those investors that have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger.

We currently have no immediate plans to make distributions but anticipate making distributions once we have completed the evaluation of our existing projects and opportunities and have received our share of the proceeds from any successful sale of such projects and opportunities.

During 2009 and 2010 we purchased 21,949 Class A Units and 2,002 Class A Units respectively.

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2010, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance. All previously outstanding unexercised options expired as of

KAISER VENTURES LLC AND SUBSIDIARIES

December 31, 2008. Thus, we no long have any outstanding options. All options with an exercise price of $1.25 or less per unit or were exercised prior to December 31, 2008, and all other options with an exercise price of greater than $1.25 per unit were forfeited as of December 31, 2008.

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

[1]

Each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants. Accordingly, in a typical year a total of 20,000 Class A Units are issued each year collectively to the members of the Board of Managers. However, with the resignation of one of the members of the Board of Managers and the appointment of a new member to the Board of Managers, a total of 25,000 units were issued to members of the Board of Managers in 2010. Also reflected in the foregoing table for 2010 is that each executive officer under the terms of his current employment agreement is to be issued 25,000 Class A Units as of January 15 of each year beginning as of January 15, 2007, provided he is still employed by the Company as of the preceding December 31. The annual issuance of Class A Units to the executive officers pursuant to the terms of their respective employment agreement was reviewed by the Company’s Board in 2009 and the Board elected to continue the issuance of units to officers as a part of their compensation. Additionally, Class A Units may be issued to executive officers under the terms of the Executive Officer New Revenue Incentive Participation Plan. Not reflected in this annual number is the one time grant in April 2009 of restricted units to Messrs. Stoddard, Fawcett, Verhey and Cook. For additional information, see “Item 10. Executive Compensation – Executive Compensation.”

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Projections

This “Management’s Discussion and Analysis of Financial Condition and Results of Operation” should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere within the Report on Form 10-K. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Reform Act of 1995. See the discussion under “Forward-Looking Statements” in “Part 1.” preceding “Item 1.—BUSINESS.” You should also consider our forward-looking statements in light of the risks discussed throughout this Report on Form 10-K.

Section 1: Operating Results

Summary Background and Summary of Significant Financial Statement Impact - Impairment of MRC Investment

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation (“KSC”) which was an integrated steel manufacturer. We have been developing certain assets received out of the KSC bankruptcy. Our remaining assets and projects are described in more detail under “Item 1. BUSINESS and Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Section 3. Business Outlook.”

We have sought to develop and then sell our assets at such times and on such terms as we believe will generate maximum value from those assets. To date, we have been able to distribute $12.00 cash per share and one Class A Unit per share under the cash maximization strategy that was adopted in 2000. The final implementation of the cash maximization strategy will occur upon the positive resolution of the current adverse federal litigation involving the landfill project and the sale of such project and upon the completion of our exploration and pursuit of the iron ore and other opportunities at the Eagle Mountain Site. Accordingly, it is anticipated that the completion of development and sale of our project and opportunities will require significant additional time. For additional information the cash maximization strategy, please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Section 3. Business Outlook.” Accordingly, we currently are in the process of evaluating how best to implement the cash maximization strategy going forward.

With the adverse U.S. 9th Circuit Court of Appeals decision in the land exchange litigation involving the landfill project and the denial in July 2010 of further review by the 9th Circuit, we made a determination that the landfill investment was impaired resulting in a determination that a write-down of the carrying amount of the landfill investment was required as of June 30, 2010. The impairment determination and resulting calculation of fair value of the carrying amount of the landfill investment were made utilizing a probability analysis of the remaining options with regard to the landfill project after the denial of the en banc hearing. The total amount of the write-off was $12,504,000 which was charged to earnings in the second quarter of 2010. However, the determination of impairment and resulting write-down during the second quarter of 2010 will not impact the purchase price for the landfill project if it is ultimately sold to the District. In connection with the evaluation of our remaining options with respect to the landfill project, it is possible that additional material write downs of our landfill investment could occur in our financial statements, including, under certain circumstances, a write-down of the investment to zero.

KAISER VENTURES LLC AND SUBSIDIARIES

Annual Report on Form 10-K

Kaiser qualifies as a smaller reporting company under SEC rules and under such rules Kaiser is required to include and discuss in this Annual Report on Form 10-K its consolidated balance sheets, its consolidated statements of operations and cash flows and changes in members’ equity for the years ended December 31, 2010, and 2009. The reader of this Annual Report on Form 10-K is encouraged to read our prior reports filed with the SEC for our financial statements for other previous years.

Revenue Sources

Kaiser’s revenues are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method. Revenues are also generated from various miscellaneous sources. Historically, miscellaneous revenue activities have included housing rental income, aggregate and rock sales. During 2009 and 2010, the Company also generated miscellaneous income at Eagle Mountain from activities such as leasing its fee owned land for media-related activities.

Due to the nature of the Company’s projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part 2, Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Summary Background and Summary of Significant Financial Statement Impact—Impairment of MRC Investment” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Table summarizing major variances in net loss between the years ended December 31, 2010 and 2009:

2010 vs 2009 (INC. <DEC.>)
Income from West Valley MRF, LLC	$946,000
Revenues from Eagle Mountain Operations	$199,000
Asset Impairment Expense	$(12,504,000)
Non-Capitalized MRC Expenses	$(451,000)
Reduction in Operating & Overhead Expenditures	$324,000
Lower Realized and Unrealized Gain on Investments	$(74,000)
Lower realized interest income	$(98,000)
Lower Income tax provision	$73,000

For more detailed information on the items constituting the major variances above, please read the discussion and analysis of our results of operations and financial condition below.

Analysis of Results for the Years Ended December 31, 2010 and 2009

Revenues. Total revenues for 2010 were $2,149,000, compared to $1,004,000 for 2009. The reasons for this increase are discussed below.

Revenues from the Company’s equity method investment, the West Valley MRF, increased by $946,000 to $1,797,000 for 2010 as compared to 2009. This increase is primarily a result of higher

KAISER VENTURES LLC AND SUBSIDIARIES

operating profit at the West Valley MRF, which resulted primarily from higher commodity prices as compared to 2009. This positive impact was enhanced by lower operating and partnership expenses and lower depreciation expenses relating to fully depreciated equipment.

Revenue from Eagle Mountain operations increased to $352,000 from $153,000 for 2009. This increase is primarily the result of increased utilization of our fee owned property for military training and media activities, as well as, rock and aggregate sales.

Operating Costs. Total Operating expenses increased to $14,191,000 from $1,646,000 for 2009. This increase relates primarily to: (a) the recording of $12,504,000 in asset impairment expense; and (b) $451,000 in non-capitalized MRC expenses related to landfill permitting and development.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for 2010 increased 5% to $1,893,000 from $1,805,000 for 2009. This increase is primarily related to costs which were incurred for outside capital advisors engaged for the possible sale of certain Company assets.

Net Interest and Investment Income (Loss). Net interest and investment gain including Fair Value adjustments for 2010 was $337,000 compared to $509,000 for 2009. This reduction is primarily the result of a temporary decrease in the “Market Value” of the investments during the year. The fluctuating recovery from the 2008 U.S. credit crisis has caused some of the Company’s commercial paper and other investments to decrease in market value as of December 31, 2010. The Company expects to hold these investments to maturity. As of January 1, 2008, the Company adopted ASC 825, Financial Instruments which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and unrealized earnings or losses are reflected in income for the period in which they are earned.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $13,598,000 for 2010 versus a pre-tax loss of $1,938,000 for 2009. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company and on Business Staffing Inc. (“BSI”), the Company’s only corporate subsidiary; and there is a gross revenue tax imposed by the State of California. The tax provision was a credit of $61,000 in 2010 versus a debit of $12,000 in 2009 due to tax refunds received during 2010 related to prior years. The significant decrease in the tax provision in 2010 is primarily the result of tax refunds received by Business Staffing based on amended returns filed for 2006, 2007 and 2008 for which the Company was able to carry back losses realized in 2009.

Net Loss. For 2010, the Company reported a net loss of $11,352,000 or $1.70 per unit, versus a net loss of $1,950,000 or $0.30 per unit, reported for 2009. The increase in net loss per unit in 2010 is due to the recording of the asset impairment expense in 2010.

Section 2: Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $697,000 to $768,000 at December 31, 2010. Included in cash and cash equivalents is $124,000 held solely for the benefit of MRC at December 31, 2010.

KAISER VENTURES LLC AND SUBSIDIARIES

Below is a table showing the major changes in cash during 2010:

Distributions received from the West Valley MRF	$1,250,000
Proceeds from the sale of Short Term Investments	415,000
Reduction in Restricted Cash	253,000
Realized and Unrealized Gain on Investment	32,000
Net increase in other current assets/liabilities	(148,000)
Cash Used in Operations	(2,189,000)
Capitalized Landfill Expenditures	(310,000)

Net Decrease in Cash and Equivalents	$(697,000)

Working Capital. During 2010, current assets decreased $1,476,000 to $6,801,000, while current liabilities increased $97,000 to $1,980,000. As a result working capital decreased by $1,573,000 to $4.8 million at December 31, 2010.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Decrease in Consolidated Cash	$(697,000)
Decrease in Accounts Receivable and Other Net	(36,000)
Decrease in Short Term Investments	(415,000)
Decrease in Tax Receivable	(75,000)
Decrease in Restricted Cash	(253,000)
Changes in Current Liabilities
Decrease in Payables	33,000
Increase in Taxes Payable	(8,000)
Increase in Accrued Liabilities	(122,000)

Net Decrease in Working Capital	$(1,573,000)

Short-Term Investments. During 2010, short-term investments decreased by $415,000. This is the result of the sale of a portion of the Company’s investments to provide cash for operations. At December 31, 2010, the Company had $4.1 million of its excess cash reserves invested in short term investments.

Investments. The Company’s recording of $1,797,000 relating to its share of income from its investment in the West Valley MRF was offset by the receipt of cash distributions from the West Valley MRF totaling $1,250,000. This resulted in a $547,000 increase in the Company’s investment in the West Valley MRF. In addition, our investment in the Eagle Mountain Landfill increased $311,000 during 2010 due to continuing landfill development activities which were capitalized. However, it was determined that this investment was impaired and an impairment expense was recorded in the amount of $12,504,000, which coupled with the capitalized expenses mentioned previously reduced the investment by $12,193,000 to $20,526,000 at December 31, 2010. Currently our ownership interest in MRC is 83.13%.

Other Assets. There was a decrease in other assets of $345,000 which is the result of the amortization of the environmental insurance policy of $300,000, an increase in accumulated depreciation as of December 31, 2010 of $25,000 and the write-off of a fully depreciated vehicle at Eagle Mountain of $20,000.

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of December 31, 2009, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a

KAISER VENTURES LLC AND SUBSIDIARIES

subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.7 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by such insurance depending upon the nature and timing of the claim.

Minority Interest. As of December 31, 2010, the Company has recorded $3,136,000 of non-controlling interest relating to the approximately 16.85% ownership interest in MRC the Company does not own.

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

Investment in West Valley MRF, LLC. The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest. Our 50% non-controlling interest is held through our wholly-owned subsidiary, Kaiser Recycling, LLC.

Landfill Permitting and Development. Through its 83.13% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Section 970-10 of the ASC, capitalizable landfill site development costs were capitalized at cost and will be expensed when management determines that the capitalized costs provide no future benefit. However, as discussed in more detail above, effective June 30, 2010, there was a determination of impairment of the investment in MRC which resulted in write-down of the carrying amount of such investment in our financial statements. With the determination that an impairment exists no further costs have been or will be capitalized.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Fair Value Measurements. Effective January 1, 2008, the Company adopted Fair Value Measurements and Disclosure of Financial Standards Board (FASB) Accounting Standards Codification ASC 820-10-05 which provides guidance for using fair value to measure assets and liabilities and information about the extent to which company’s measure assets and liabilities at fair value. FASB ASC 820-10-05 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The adoption of FASB ASC 820-10-05 did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncements

In January 2010, the FASB issued an amendment to require new disclosures for fair value measurements and provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of

KAISER VENTURES LLC AND SUBSIDIARIES

Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted this standard at the beginning of its 2010 fiscal year and it did not have a material impact on the Consolidated Financial Statement note disclosures.

In June 2009, the FASB issued a new standard that changed the definition of a variable interest entity (“VIE”), contained new criteria for determining the primary beneficiary of a VIE, required enhanced disclosures to provide more information about a company’s involvement in a VIE and increased the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The adoption of this standard at the beginning of the fiscal 2010 had no impact on the Company’s financial position, results of operations or cash flows.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC the developer of the landfill project; (ii) our 50% equity ownership of the West Valley MRF; (iii) hundreds of millions of tons of rock and mineral resources (primarily iron ore) at the Eagle Mountain Site; and (iii) miscellaneous assets such as our land at Lake Tamarisk. Additionally, we continue to analyze the issues raised by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the possibility of ECEC attempting to take our property by eminent domain. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets, projects, activities and investments in light of how to best provide maximum value to our members. In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect any increases in such items as transportation, labor and disposal costs; and (iv) future competition from competing facilities. Due to the adverse economic conditions and other factors, commodity prices, starting in the third quarter of 2008, declined dramatically. Beginning during the second quarter of 2009 and continuing into 2010 we have seen a strong improvement in commodity prices but such prices are still below the prices at which such commodities were being sold at their peak in 2008. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

KAISER VENTURES LLC AND SUBSIDIARIES

Furthermore, even though cash distributions from West Valley MRF continue to be impacted by the adverse economic recession and the slow economic recovery, West Valley should continue to generate cash distributions to cover a portion of Kaiser LLC’s foreseeable general and administrative costs.

Pending Sale of Eagle Mountain Landfill Project. As discussed in more detailed in “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project and Pending Sale,” in August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes our royalty payments under the MRC Lease) is under contract to be sold to the District for $41 million plus an estimated approximate $8.8 million in accrued interest from May 2001 to the date of this Annual Report on Form 10-K. Kaiser’s equity interest in MRC is currently 83.13%.

Assuming there is a sale of the landfill project, $41 million of the total purchase price will be deposited into an escrow account and will be released when any litigation contingencies are fully resolved. As of the date of this Report, the only litigation contingency is the federal litigation challenging the completed federal land exchange. We have lost the federal land exchange litigation both at the U.S. District Court level and at the U.S. 9th Circuit Court of Appeals level. We have petitioned the U.S. Supreme Court to review the adverse 9th Circuit Court of Appeals decision but the acceptance or rejection of such appeal is completely discretionary with the U.S. Supreme Court. This adverse federal litigation if not favorable resolved through the U.S. Supreme Court or by addressing the remaining issues identified in the federal litigation appropriate supplanted environmental and other documentation through the BLM (i.e., a “fix”) materially impacts the viability of the landfill project as a continuing project. In addition, the adverse decision could adversely impact the agreement to sell the landfill project to the District, including termination of the agreement if such litigation is not positively resolved. If there is no successful U.S. Supreme Court Appeal, we will likely need to further write down our landfill investment. If the U.S. Supreme Court Appeal is not successful, we may pursue a fix through the BLM and we are currently evaluating the time and cost of such fix strategy. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Item 3. LEGAL PROCEEDINGS—Eagle Mountain Landfill Project Land Exchange Litigation.” Although closing has not occurred, interest began to accrue on this portion of the purchase price in May 2001.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

Cash Maximization Strategy and Our Current Projects and Activities. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. In implementing the cash maximization strategy, during 2000 and 2001, we undertook a series of asset sale transactions and other activities which allowed us to distribute a total of $12.00 per share in cash to Kaiser Inc.’s stockholders. The final implementation of the cash maximization strategy will occur upon the positive resolution of the adverse federal litigation regarding the landfill project and the sale of such project and upon completion of the evaluation and pursuit of possible mineral resource opportunities at the Eagle Mountain Site. Accordingly, we currently are in the process of evaluating how best to implement the cash maximization strategy going forward. A final decision will not be made until we know the outcome of our request to have the U.S. Supreme Court further review the existing adverse landfill decision, a final determination of the time and expense required to address the remaining issues resulting from the land exchange litigation through the BLM and an evaluation of the iron ore and other possible opportunities that may be available at the Eagle Mountain Site is completed. As previously discussed in more detail in the Report Form 10-K we are currently:

KAISER VENTURES LLC AND SUBSIDIARIES

•

Seeking to resolve the outstanding federal litigation in connection with the federal land exchange for the landfill project and complete the sale of such project. However, as discussed in this Annual Report on Form 10-K, to date, we have lost the land exchange litigation at the U.S. District Court level and at the U.S. 9th Circuit Court of Appeals. We are seeking further review of such decision by the U.S. Supreme Court but acceptance of such review is completely discretionary with the Supreme Court. If the U.S. Supreme Court does not hear our appeal, we are evaluating the time and money necessary to pursue a fix through the BLM. This fix process would ultimately include the federal courts reviewing the adequacy of the fix. A fix through the BLM and the likely court review would take several years once the fix is formally initiated. Due to the current results of the federal litigation and if there is not a successful fix through the BLM, it is a possible that there ultimately may not be a viable landfill project;

•

Seeking to expand the revenue opportunities and reduce costs for the West Valley MRF. Thus, the West Valley MRF is exploring possible new projects such as a waste to energy project, composting, an expansion of the construction and debris handling area and the possible installation of a small solar facility for the benefit of the West Valley MRF;

•

With the large amount of iron ore reserves at Eagle Mountain and with the current high market prices for minerals, including for iron ore, we are aggressively pursuing possible mineral opportunities. In this regard, the Company has retained an investing banking and advisory firm to assist it in exploring possible opportunities and transactions with regard to the mineral resources;

•	We are continuing to explore available markets for the millions of tons of rock stockpiled at the Eagle Mountain Site;

•

In addition to the mineral and rock opportunities we are exploring at Eagle Mountain, we are exploring what additional items could be developed at Eagle Mountain, including the possible sale of water that was historically used in conjunction with the town and mining operations at Eagle Mountain to the extent not necessary for the landfill project and the resumption of iron ore mining. Additionally, we continue to seek other possible uses for the approximate 5,400 acres we own or control at Eagle Mountain that are not a part of the landfill project;

•	We are continuing to seek to sell the Company’s other miscellaneous assets, such as our Lake Tamarisk property; and

•	We are also analyzing the issues created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of taking our property by eminent domain.

The Company currently expects a liquidating event for its members once the cash maximization strategy is completed but it is currently anticipated that such strategy will not be completed until the current projects are completed and sold which may be a significant amount of additional time.

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

Capital Resources. Kaiser expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales will be

KAISER VENTURES LLC AND SUBSIDIARIES

sufficient to satisfy the Company’s ongoing projected operating cash requirements. However, significant additional funds will be necessary to complete all of our current projects.

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC

We have audited the accompanying consolidated balance sheets of Kaiser Ventures LLC and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Irvine, California

March 16, 2011

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$768,000	$1,465,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500	115,000	151,000
Short-term investments	4,121,000	4,536,000
Income tax receivable	—	75,000
Restricted cash and cash equivalents:
Pledged for LOCs	750,000	1,190,000
Contribution to Company SERP	1,047,000	860,000

	6,801,000	8,277,000
Long-Term Assets
Eagle Mountain landfill investment	20,526,000	32,719,000
Investment in West Valley MRF	5,191,000	4,644,000
Land	2,465,000	2,465,000
Other Assets
Unamortized environmental insurance premium	750,000	1,050,000
Buildings and equipment (net)	354,000	400,000

	1,104,000	1,450,000

Total Assets	$36,087,000	$49,555,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2010	2009
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$61,000	$94,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	729,000	599,000

	1,980,000	1,883,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Accrual for environmental remediation	2,733,000	2,789,000
Other accrued liabilities	255,000	261,000

	9,666,000	9,728,000

Total Liabilities	11,646,000	11,611,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at December 31, 2010 6,709,023, at December 31, 2009 6,611,025	21,305,000	32,622,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—

	21,305,000	32,622,000
Equity attributable to noncontrolling interest	3,136,000	5,322,000

Total Members’ Equity	24,441,000	37,944,000

Total Liabilities and Members’ Equity	$36,087,000	$49,555,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2010	2009
Revenues
Income from equity method investment in the West Valley MRF, LLC	$1,797,000	$851,000
Eagle Mountain revenues	352,000	153,000

Total revenues	2,149,000	1,004,000
Operating Costs
Environmental insurance premium amortization	300,000	300,000
Eagle Mountain Landfill investment impairment expense	12,504,000	—
Non-capitalized MRC expenses	451,000	—
Expenses related to Eagle Mountain	936,000	1,346,000

Total resource operating costs	14,191,000	1,646,000

Gross (Loss) Income	(12,042,000)	(642,000)
Corporate General and Administrative Expenses
Total corporate and administrative expenses	1,893,000	1,805,000

Loss from Operations	(13,935,000)	(2,447,000)
Fair Value Adjustments of Available for Sale Securities	220,000	226,000
Net Interest and Investment Income	117,000	283,000

Loss before Income Tax Provision and allocation of non-controlling interest	(13,598,000)	(1,938,000)
Income Tax (Benefit) Provision	(61,000)	12,000

Net Loss before allocation of non-controlling interest	$(13,537,000)	$(1,950,000)

Net Loss attributable to non-controlling interest	$(2,185,000)	$—

Net Loss attributable to controlling interest	$(11,352,000)	$(1,950,000)

Basic Loss Per Unit	$(1.70)	$(0.30)

Diluted Loss Per Unit	$(1.70)	$(0.30)

Basic Weighted Average Number of Units Outstanding	6,692,000	6,585,000
Diluted Weighted Average Number of Units Outstanding	6,692,000	6,585,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2010	2009
Cash Flows from Operating Activities
Net loss	$(11,352,000)	$(1,950,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-Controlling interest in net loss	(2,186,000)	—
Investment impairment expense	12,504,000	—
Net realized and unrealized gain on investments	(220,000)	(291,000)
Change in West Valley MRF, LLC
Equity income recorded	(1,797,000)	(851,000)
Cash distributions received	1,250,000	1,250,000
Depreciation and amortization	345,000	692,000
Class A Units / stock-based compensation expense	34,000	97,000
Changes in assets:
Accounts Receivable- and other	111,000	(20,000)
Changes in liabilities:
Accounts payable and accrued liabilities	98,000	(100,000)
Environmental remediation expenditures	(61,000)	(20,000)

Net cash flows (used in) operating activities	(1,274,000)	(1,193,000)

Cash Flows from Investing Activities
Purchase of investments	(1,590,000)	(13,122,000)
Sale of investments	2,477,000	15,091,000
Capital (acquisitions) dispositions	1,000	(25,000)
Capitalized landfill expenditures	(311,000)	(387,000)

Net cash flows provided by investing activities	577,000	1,557,000

Cash Flows from Financing Activities
Purchase of units	—	(10,000)
Purchase of units pursuant to tender offer	—	(6,000)

Net cash flows (used in) financing activities	—	(16,000)

Net Decrease (Increase) in Cash and Cash Equivalents	(697,000)	348,000
Cash and Cash Equivalents at Beginning of Year	1,465,000	1,117,000

Cash and Cash Equivalents at End of Year	$768,000	$1,465,000

Supplemental Disclosure of Cash Flow Information
	2010	2009
Cash paid during the year for income taxes	$6,500	$13,200

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2010 and 2009

	Member Class A Units	Members’ Equity	Total
Balance at December 31, 2008	6,453,362	$34,491,000	$34,491,000
Net loss	—	(1,950,000)	(1,950,000)
Issuance of Class A Units
Retirement of Class A Units purchased through tender offer	(6,440)	(6,000)	(6,000)
Units purchased	(15,509)	(10,000)	(10,000)
Units granted to executives and
Board of Managers	179,612	97,000	97,000

Total Net Class A Activity	157,663	$81,000	$81,000

Balance at December 31, 2009	6,611,025	$32,622,000	$32,622,000

Net loss	—	(11,352,000)	(11,352,000)
Issuance of Class A Units
Units purchased	(2,002)	—	—
Units granted to executives and
Board of Managers	100,000	35,000	35,000

Total Net Class A Activity	97,998	$35,000	$35,000

Balance at December 31, 2010	6,709,023	$21,305,000	$21,305,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS

Unless otherwise noted: (1) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc.; (2) the term “Kaiser LLC” refers to Kaiser Ventures LLC; and (3) the terms “Kaiser,” “the Company,” “we,” “us,” and “our,” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or Kaiser LLC, and their respective subsidiaries.

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

At December 31, 2010, the Company’s principal assets include: (i) an 83.13% ownership interest in Mine Reclamation, LLC, which owns a permitted rail-haul municipal solid waste landfill located at the Eagle Mountain Site. This landfill is currently under contract to be sold to County District No. 2 of Los Angeles County for approximately $41 million plus accrued interest, which sale is subject to a number of conditions, several of which remain to be fully satisfied; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”), such interest being owned through our wholly-owned subsidiary, Kaiser Recycling, LLC; (iii) hundreds of millions of tons of minerals (primarily iron ore), rock, and other resources that are located at the Eagle Mountain property. Sale of such resources is subject to market conditions and the Company having all necessary permits; (iv) approximately 5,400 additional acres currently owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (v) land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site and (vi) cash and cash equivalents, receivables and short-term investments of approximately $6.8 million.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; Business Staffing, Inc.; and Mine Reclamation, LLC. See Note 2. below for additional information concerning the Company’s subsidiaries.

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

Cash and Cash Equivalents

The Company maintains its cash balances with two financial institutions that have Standard & Poor’s ratings of AA- or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation for up to a minimum of $250,000 at each institution. At December 31, 2010, and at various times throughout the year, the Company had cash in excess of federally insured limits.

Short-Term Investments

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2010, the Company had all of its investments in high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as available-for-sale. The classification of investment securities is reviewed by the Company at each reporting period.

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

This method of measurement of the Company’s investments has caused some of the investments to increase in value as of December 31, 2010. The Company is expected to hold these investments to maturity. As of January 2008 the Company, adopted ASC 825, Financial Instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and the changes in fair value are recognized in income at the end of each reporting period. As of December 31, 2010 and 2009, gains from fair value adjustments of $220,000 and $226,000, respectively, are included in fair value adjustments of available for sale securities on the statement of operations.

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Investment in West Valley MRF, LLC

The Company accounts for its investment in West Valley MRF, LLC, the owner of West Valley MRF, under the equity method of accounting because of the Company’s 50% ownership interest through the Company’s wholly-owned subsidiary Kaiser Recycling, LLC.

Landfill Permitting and Development

Through its 83.13% interest in Mine Reclamation, LLC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to ASC 970-10, Real Estate-General, capitalizable landfill site development costs are recorded at cost and consist of engineering and environmental studies, legal and consulting expenses, and other costs directly related to the permitting and development process. These costs are expensed when management determines that the capitalized costs provide no future benefit. Additionally, in accordance with ASC 450-10, Contingencies, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company is still litigating challenges to a land exchange completed with the Bureau of Land Management of the U. S. Department of the Interior in October 1999 (See Note 15), and no sale of the Eagle Mountain is expected until this matter is ultimately resolved. However, as discussed in more detail below, effective June 30, 2010, there was a determination of impairment of the investment in MRC which resulted in a write-down of the carrying amount of such investment in our financial statements. (See Note 5., for a more detailed discussion of the determination of impairment and the resulting write-down of the MRC investment.)

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

Impairment of Long-Lived Assets

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of December 31, 2010, concluded that no impairment of the following long-lived assets had occurred: (a) our 50% ownership interest in the West Valley MRF because the West Valley MRF continues to generate significant net income and positive cash flow; and (b) our other real estate and building and equipment are recorded at the lower of cost or fair market values.)

KAISER VENTURES LLC AND SUBSIDIARIES

As a result of the denial of the en banc hearing of the prior adverse U.S. 9th Circuit Court of Appeals decision, we determined that the carrying amount of the Eagle Mountain Landfill Investment (“landfill investment”) may not be recoverable and performed a recovery analysis. We are also seeking review of the adverse 9th Circuit Court of Appeals decision by the U. S. Supreme Court. We are currently reviewing our remaining options to address the concerns of the U.S. 9th Circuit Court of Appeals, including the possibility of addressing the remaining deficiencies identified in the federal land exchange litigation by appropriate supplemental environmental and other documentation through the U.S. Bureau of Land Management (“BLM”), which the Company refers to as “fix.” Because of the alternative courses of action currently under consideration, we utilized a probability weighted approach to test the landfill investment for recoverability. Based on our probability analysis, we determined that the carrying value of the landfill investment was not recoverable. Due to the uncertainty both in the timing and the amount of the cash flows to be received from the ultimate disposition of the landfill investment, we utilized an expected present value technique to determine the fair value of the landfill investment. Our analysis resulted in an estimated fair value of the landfill investment of $20,526,000 which exceeded its June 30, 2010, carrying value by 12,504,000. Accordingly, we recognized an impairment of the landfill investment of $12,504,000 during the second quarter of 2010. In connection with the ongoing evaluation of our remaining options with respect to the Landfill investment it is possible that additional material write downs of the landfill investment could occur including, under certain circumstances, a write-down of the investment to zero. However, the determination of impairment and resulting write-down does not impact the purchase price for the Landfill Project if it is ultimately sold to the District. All current costs are expensed as incurred.

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

Environmental Insurance

Effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. The Company’s $3.8 million premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been

KAISER VENTURES LLC AND SUBSIDIARIES

recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to ASC 450, Contingencies, when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. (See Notes 10 and 14 for further information related to this matter.)

Revenue Recognition

Revenues are recognized when the Company has completed the earnings process and an exchange transaction has taken place.

Income Taxes

The Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the members for inclusion in their respective income tax returns. The only income taxes imposed on the Company are a minor gross revenue tax imposed by the State of California and income taxes imposed on Business Staffing Inc., the Company’s only corporate subsidiary as of December 31, 2010.

Earnings Per Unit

The Company follows ASC 260, Earnings per Share, in calculating basic and diluted earnings per unit. Basic earnings per unit excludes the dilutive effects of options, warrants and convertible securities, while diluted earnings per unit includes the dilutive effects of claims on the earnings of the Company.

LLC Unit/Stock Options

At December 31, 2008, the Company had three stock-based employee compensation plans see Note 11. Under guidance of ASC Topic 718, Compensation—Stock Compensation, (formerly referred to as SFAS No. 123, “Share-Based Payments (revised 2004)”, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

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

KAISER VENTURES LLC AND SUBSIDIARIES

such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are “unobservable data points” for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, the Company’s financial assets that are required to be measured at fair value at December 31, 2010 and December 31, 2009:

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of December 31, 2010:
Cash and cash equivalents	$768,000	$768,000	—	—
Short-term investments	$4,121,000	$4,121,000	—	—

Assets as of December 31, 2009:
Cash and cash equivalents	$1,465,000	$1,465,000	—	—
Short-term investments	$4,536,000	$4,536,000	—	—

Class B, C and D Units

The Company has outstanding Class B, C and D Units which are reflected on the Company’s Balance Sheet as equity securities that were designed and implemented to replicate the cash distributions the holders of such units would have received under certain former long-term transaction incentive plans. These former plans provided for bonus payments as a result of the sale of certain assets at prices above certain minimum threshold requirements. Even though the Class B, C and D Units are classified as equity securities, the Company will account for any future distributions on the Class B, C and D Units by recording compensation expense for the full amount of the distribution at the time a distribution becomes probable and estimateable. For additional information regarding the Class B, C and D Units. Please see “Note 11. EQUITY” and “Note 14. COMMITMENTS AND CONTINGENCIES—Contingent Distributions on Class B, C and D Units.”

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Prepaid Insurance	$47,000	$49,000
Accounts Receivable Trade and Other	105,000	139,000

Sub Total	152,000	188,000
Allowance for doubtful accounts	(37,000)	(37,000)

Total	$115,000	$151,000

Note 4. INVESTMENT IN WEST VALLEY MRF, LLC

Effective June 19, 1997, Kaiser Recycling Corporation (“KRC”) (now Kaiser Recycling, LLC) and West Valley Recycling & Transfer, Inc. (“WVRT”), a subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”), which are equal members of West Valley MRF, LLC, (a California limited liability

KAISER VENTURES LLC AND SUBSIDIARIES

company) entered into a Members Operating Agreement (“MOA”) which is substantially the equivalent of a joint venture agreement but for a limited liability company. The construction and startup of the West Valley MRF was completed during December 1997.

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The current letters of credit have an expiration date of June 30, 2011, but Union Bank has stated that it intends to extend such letters of credit. However, if the letters of credit are not extended for any reason the payment of the bonds can be accelerated. The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to periodically redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec each are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC.

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

The above payment scheduled is based and conditioned upon a renewal of the existing letters of credit which secure the bonds. The letters of credit for both the 1997 and 2000 bonds are currently scheduled to expire in June of 2011. Union Bank has expressed that it anticipates no problem in extending these letters of credit prior to their expiration date. If such letters of credit are not extended by their respective due date, then the outstanding principle balance of the bonds secured by such letters of credit would be due as a balloon payment.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	November 30, 2010	November 30, 2009
Current Assets	$8,641,000	$7,371,000
Property and Equipment (net)	10,228,000	11,133,000
Other Assets	3,000	47,000

Total Assets	$18,872,000	$18,551,000

Current Liabilities	$4,432,000	$4,074,000
CPCFA Bonds Payable – Long Term Portion	5,820,000	6,450,000
Members’ Equity	8,620,000	8,027,000

Total Liabilities and Members’ Equity	$18,872,000	$18,551,000

Income Statement Information:	2010	2009
For the Twelve Months Ended November 30
Net Revenues	$12,780,000	$10,961,000
Gross Profit	$4,890,000	$3,082,000
Net Income	$3,593,000	$1,703,000

The Company recognized equity income from the West Valley MRF of $1,797,000 and $851,000 for 2010 and 2009, respectively. However, due to the current worldwide economic conditions and other factors, commodity prices starting in the third quarter of 2008 declined dramatically. Although commodity prices recovered beginning in 2009 and during 2010 they still are below the prices at which they peaked in 2008. Accordingly, the financial performance of the West Valley MRF in 2009 and 2010 was lower in comparison to its financial performance in 2008.

Note 5. MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the landfill project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2009, is 83.15%. On August 9, 2000, MRC, entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the landfill project (which includes the Company’s royalty payments under the MRC Lease) is being sold for $41 million plus accrued interest, with an initial closing currently scheduled to occur on June 30, 2011, but the initial closing date has been extended numerous times. However, as discussed below, the landfill project and its ultimate sale are in jeopardy due to an adverse federal litigation. Accordingly, payment of the purchase price if there should ultimately be a sale of the landfill project will be delayed as described in more detail below. The sale of the landfill project is subject to the results of the District’s due diligence and satisfaction of numerous contingencies in addition to a positive resolution of the landfill litigation. The contingencies include, but are not limited to, obtaining the transfer of the landfill project’s permits to the District and obtaining all necessary consents to the transaction.

In September 2005, the Company received an adverse U.S. District Court decision in the federal land exchange litigation that may materially impact the validity of the landfill project. The decision was adverse to the landfill project in that it set aside the land exchange completed between the Company and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision on the appeal from the U.S. District

KAISER VENTURES LLC AND SUBSIDIARIES

Court. The majority opinion was adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling. The dissenting judge found in the Company’s favor on all issues involving the land exchange and landfill project. The adverse decision of the U.S. 9th Circuit Court of Appeals materially impacts the viability of the landfill project. We did seek further review of the adverse decision by a broader panel of judges from the U.S. 9th Circuit Court of Appeals, however our appeal was denied. For a more detailed discussion of this litigation and the risks associated with this litigation, see “Note 15. LEGAL PROCEEDINGS - Eagle Mountain Landfill Project Land Exchange Litigation.” As a result of the denial of the en banc hearing of the prior adverse U.S. 9th Circuit Court of Appeals decision, we determined that the carrying amount of the Eagle Mountain Landfill Investment (“landfill investment”) may not be recoverable and performed a recovery analysis. We are also seeking review of the adverse 9th Circuit Court of Appeals decision by the U. S. Supreme Court. We are currently reviewing our remaining options to address the concerns of the U.S. 9th Circuit Court of Appeals, including the possibility of resolving the identified deficiencies through appropriate environmental and other documentation the BLM which we referred to as a “fix.” Because of the alternative courses of action currently under consideration, we utilized a probability weighted approach to test the landfill investment for recoverability. Based on our probability analysis, we determined that the carrying value of the landfill investment was not recoverable. Due to the uncertainty both in the timing and the amount of the cash flows to be received from the ultimate disposition of the landfill investment, we utilized an expected present value technique to determine the fair value of the landfill investment. Our analysis resulted in an estimated fair value of the landfill investment of $20,526,000 which exceeded its June 30, 2010, carrying value by 12,504,000. Accordingly, we recognized an impairment of the landfill investment of $12,504,000 during the second quarter of 2010. In connection with the ongoing evaluation of our remaining options with respect to the Landfill investment it is possible that additional material write downs of the landfill investment could occur including, under certain circumstances, a write-down of the investment to zero. However, the determination of impairment and resulting write-down does not impact the purchase price for the Landfill Project if it is ultimately sold to the District.

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

The District has been undertaking extensive due diligence on the landfill project and has the right to terminate the Landfill Project Sale Agreement if it is not satisfied with the results of its due diligence and other matters. Due diligence, joint use negotiations and other items are expected to continue during 2010 although a number of items have been delayed and will not be resolved if, and until, there is a successful conclusion of the land exchange litigation. In addition, the parties will individually determine whether each chooses to continue to extend the closing date for the transaction.

There are numerous risks associated with MRC and the landfill project, including risks and contingencies associated with the pending sale of the landfill project to the District. There can be no assurance that all outstanding matters currently preventing an initial closing with the District will be resolved to the satisfaction of the parties. Accordingly, there can be no assurance that the sale to the District will occur or that the current terms of the pending transaction may not be significantly modified as a result of future discussions with the District or as to the timing of the receipt of the purchase price. In addition, there are material litigation risks associated with the current federal land exchange litigation, and the adverse U.S. 9th Circuit Court of Appeals decision all as discussed in “Note 15. LEGAL PROCEEDINGS”. No assurance can be made that the Company will be able successfully and timely resolve these matters so as to avoid a material adverse effect on the Company’s current plan to sell the landfill to the District. In addition, there are risks that the landfill project will be impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which the Company believes are economical.

KAISER VENTURES LLC AND SUBSIDIARIES

As discussed below, MRC will need additional funding to complete the landfill project, including funds to repair the flood damage sustained by the Eagle Mountain rail line, to fund the litigation involving the project fund any fix through the BLM and to fund the activities necessary for its possible sale. Future funding of MRC may not occur.

If the Company is unable to manage any of these risks or uncertainties, the Company may not be able to sell the landfill at a favorable price, if at all, and the value of the Company’s Class A Units could be materially reduced.

Flood Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. In 2005, the Company conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, the Company has estimated the cost to repair the damage to be a minimum of $4.5 million, an accrual for which was recorded in 2003. The Company’s current plans are to undertake, the work necessary to help preserve and protect the existing railroad. However, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date.

Note 6. INVESTMENTS

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of December 31, 2010 and December 31, 2009.

AVAILABLE-FOR-SALE SECURITIES	DECEMBER 31, 2010	DECEMBER 31, 2009
Short Term Bond Funds	4,121,000	4,025,000
Short Term Bonds	—	511,000

Total Securities	$4,121,000	$4,536,000

Note 7. CONVERSION DISTRIBUTION

At December 31, 2010, the Company holds $1,190,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable.

Note 8. BUILDINGS AND EQUIPMENT

Buildings and equipment as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Buildings and structures	$3,285,000	$3,285,000
Machinery and equipment	1,867,000	1,887,000

	5,152,000	5,172,000
Accumulated depreciation	(4,798,000)	(4,772,000)

Total	$354,000	$400,000

KAISER VENTURES LLC AND SUBSIDIARIES

Depreciation expenses for the years ended December 31, 2010 and 2009 was $45,000 and $392,000, respectively.

Note 9. ACCRUED LIABILITIES—CURRENT

The current portion of accrued liabilities as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Compensation, severance and related employee costs	$162,000	$139,000
Accrued professional	555,000	451,000
Other	12,000	9,000

Total	$729,000	$599,000

Note 10. ENVIRONMENTAL REMEDIATION RESERVE

The Company has established environmental reserves to address potential environmental liabilities including, among other things, environmental obligations at the Mill Site Property that were not assumed by the buyer of a significant portion of the former steel mill site (CCG Ontario, LLC), such as any potential third party damages from the identified groundwater plume of total dissolved subsidiary organic carbon, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. CCG Ontario, LLC (CCG”)is a subsidiary of Catellus Corporation which in turn is owned by ProLogis. ProLogis is considered the world’s largest developer of commercial warehouse space.

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

As of December 31, 2010, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in connection with the sale of the Mill Site Property, and other environmental related items, including, but not limited to, the conditional asset retirement obligation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,733,000. In the event a future claim for damages is filed against the Company that exceeds the remaining $2,733,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Note 11. EQUITY

Conversion into LLC

In November 2001, the stockholders of Kaiser Inc. approved the conversion of Kaiser Inc. into a newly-formed limited liability company pursuant to a merger between Kaiser Inc. and Kaiser LLC, the

KAISER VENTURES LLC AND SUBSIDIARIES

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

Class A Units Outstanding

At December 31, 2010 and 2009 Kaiser LLC had 6,709,023 and 6,611,025 Class A Units outstanding, respectively.

At December 31, 2010, there are no Class A Units available for issuance relating to outstanding options. As of December 31, 2008, all outstanding options had been exercised or lapsed. Thus, there are no outstanding options.

At December 31, 2010, 104,267 Class A Units of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into an LLC in November 2001, the then 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. Distribution of these units have been made periodically for the settlement of unsecured creditor claims.

At December 31, 2010, 113,690 Class A Units were deemed outstanding and reserved for issuance to holders of Kaiser Inc. stock that have yet to convert such stock to Kaiser LLC Class A Units.

During 2009 the following unit transactions took place:

Retirement of Class A Units purchased through tender offer	(6,440)
Units granted to officers and Board of Managers	179,612
Units re-purchased	(15,509)

Net increase in Class A Units outstanding	157,663

During 2010 the following unit transactions took place:

Units granted to officers and Board of Managers	100,000
Units re-purchased	(2,002)

Net increase in Class A Units outstanding	97,998

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

KAISER VENTURES LLC AND SUBSIDIARIES

required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” for the accounting treatment of the Class B Units.

At December 31, 2010, Kaiser LLC had 751,956 Class B Units outstanding.

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

At December 31, 2010, Kaiser LLC had 872 and 128 Class C and D Units outstanding, respectively.

Unit/Stock Option and Unit/Stock Grant Programs

Historically, the Company granted options under various stock option plans which became units upon conversion from a corporation to a limited liability company. All plans under which options were issued are no longer in effect as of December 31, 2008.

Currently, each member of the Board of Managers, other than Mr. Stoddard, receives an annual grant of 5,000 Class A Units on or before June 30 of each year. Such units vest in January of the year following the date of grant. A newly appointed or elected member to the Board of Managers is initially granted 5,000 Class A Units, subject to vesting.

Note 12. LOSS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted loss per unit/share:

	2010	2009
Numerator:
Net loss	$(11,352,000)	$(1,950,000)
Numerator for basic loss per unit
Loss available to Class A members	$(11,352,000)	$(1,950,000)
Numerator for diluted loss per unit
Loss available to Class A members	$(11,352,000)	$(1,950,000)
Denominator:
Denominator for basic earnings per unit-weighted-average shares	7,096,000	7,096,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit -adjusted weighted-average shares and assumed conversions	6,692,000	6,585,000

Basic loss per unit	$(1.70)	$(0.30)

Diluted loss per unit	$(1.70)	$(0.30)

For additional disclosures regarding the outstanding employee unit/stock options see Note 11.

There are no outstanding options.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 13. INCOME TAXES

Subsequent to the Company’s conversion into an LLC, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only income taxes are those imposed on Business Staffing Inc. (“BSI”). These taxes amounted to a credit of $(61,000) in 2010 and a debit of $12,000 for 2009 for which the Company was able to carry back losses realized in 2009.

The significant decrease in the tax provision in 2010 is primarily the result of tax refunds received by Business Staffing based on amended returns filed for 2006, 2007 and 2008.

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

At the inception of the insurance contract, the Company created reserves based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, as well as potential matters at Eagle Mountain and at other historical locations. These liabilities reflected management’s estimate of potential future environmental claims, remediation and related costs but did not represent known claims at the inception of the policy. As of 2010, the Company estimates that its future environmental liability and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,733,000. In the event a future claim for damages is filed against the Company that relates to the remaining $2,733,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim. See the discussion under Note 10 on the Environmental Remediation Reserve.

Pension Plans

The Company currently sponsors a voluntary qualified 401(k) savings plan and one nonqualified pension plan, available to all full-time employees. Participants may make contributions of up to 25% of their base salary and 100% of any cash bonus with the Company matching one-half of each participant’s contribution up to 6% of compensation. The non-qualified plan that is potentially available to all full time employees mirrors the qualified 401(k) plan (“SERP 1”). All participants in SERP 1 are fully vested relative to the amounts in the plan.

In January 2007, an additional nonqualified pension plan was established that benefits two of the executive officers (“SERP 2”). The Company placed into this SERP 2 previously accrued amounts due Richard E. Stoddard and Terry L. Cook as transition payments under their respective previous employment agreement. Like the terms of their previous employment agreements, the amounts in SERP 2 remain subject to forfeiture if the executive officer is terminated for “cause” as defined in such Plan (which is the same definition as contained the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. However, pursuant to the terms of SERP 2, Mr. Stoddard and Mr. Cook fully vest in SERP 2 effective as of December 31, 2011, if they are still employed

KAISER VENTURES LLC AND SUBSIDIARIES

by the Company on that date. Further, the amounts in SERP 2 fully vest if the executive officer is terminated without cause, is constructively terminated without cause, dies, is permanently disabled or upon completion of the initial term of their employment. SERP 2 is to be transferred to BSI with the December 31, 2011, vesting date. Once vested, payments may commence, upon the officer’s death, permanent disability, or the termination of the officer for any reason except for “cause” as defined in the Plan. See “Note 16. SUBSEQUENT EVENTS.”

Total expense relative to all of these plans for the years ended December 31, 2010 and 2009 was $66,000 and $48,000, respectively. The expense for 2009 was reduced due to the reversal of a liability for amounts forfeited by employees which were used to fund employee’s contributions to the plans. Additional forfeiture funds were identified in 2010 and have been utilized to fund employer’s contributions to the various plans. Upon the vesting of SERP 2 for the two executive officers, the Company will incur a compensation expense which would have been $1,047,000 as of December 31, 2010. The actual amount of the compensation expense will not be known until the vesting of SERP 2 which will be no later than December 31, 2011.

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

We and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its

KAISER VENTURES LLC AND SUBSIDIARIES

decision in the Company’s land exchange litigation and landfill project appeal. (Donna Charpied, et al., Plaintiffs - Appellees v. United States Department of Interior, et al., Defendants - Appellants (Case Nos. 05-56815 and 05-56843); National Parks and Conservation Association, Plaintiff - Appellee v. Bureau of Land Management, et al., Defendants - Appellants (No. 05-56814); and National Parks and Conservation Association, Plaintiff - Appellee v. Bureau of Land Management, et al., Defendants - Appellants (No. 05-56832)). In a 2 to 1 decision the majority opinion is adverse to the Eagle Mountain landfill project in that it upheld portions of the prior U. S. District Court ruling that set aside the completed land exchange.

We filed a petition with the U.S. 9th Circuit Court of Appeals seeking a rehearing by the original three-judge panel or an en banc review by the U.S. 9th Circuit Court of Appeals. An en banc would have involved the hearing of our case by an eleven-judge panel of the U.S. 9th Circuit Court of Appeals. On July 30, 2010, our request for an en banc hearing was denied. In Order 2010 we filed a petition with the U.S. Supreme Court requesting that it review the adverse U.S. 9th Circuit Court of Appeals. The granting of our request to review the adverse decision is totally discretionary with the U.S. Supreme Court. The timing of the decision by the U.S. Supreme Court to grant or reject our petition requesting a review of the adverse decision is discretionally with the court but most likely the decision will be announced by no later than the end of May 2011. If the U.S. Supreme Court should grant our petition to review the case would be heard in its 2011 - 2012 session.

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington and another adjoining land owner have indicated that it may intervene as plaintiffs in the case since a portion of the buried debris appear to extend onto property owned by the city and by the other adjoin property owner. However, the City of Vancouver and the other property owner have yet to intervene in the matter. The federal government was able to secure a dismissal of all common law claims against it. The government, however, remains in the case with respect to the CERCLA claims. We initiated a third-party complaint against another company believing that such company may be responsible in whole, or in part, for some the buried debris. While we are still in the early stages of the litigation and informal discovery in this matter, we understand that the total claims are currently approximately $2.5 million. This matter has been tendered to our insurance carrier which has accepted the defense of this matter subject to a reservation of rights.

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. No information was provided in the correspondence concerning the reasons why KSC Recovery, Inc. or the Company have been identified as a potentially responsible party and no amount of damages was alleged although apparently over $69 million has been spent to date to characterize the environmental problems affecting the Portland Harbor. The Company and KSC Recovery are continuing to be in the preliminary stages of the matter. KSC Recovery, Inc. and the Company have tendered this claim to their appropriate insurance carrier.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 12 active suits. Many of the plaintiffs allege

KAISER VENTURES LLC AND SUBSIDIARIES

that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, increasingly claims relate to other facilities such as the former Kaiser Steel Mill Site Property.

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

Of the claims resolved to date, approximately 60% have been resolved without payment to the plaintiffs. To date, substantially all defense costs and the settlement of any claims has been paid by third-parties. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers.

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

Note 16. SUBSEQUENT EVENTS

Effective as of the close of business on December 31, 2010, the Company sold its Business Staffing, Inc. (“BSI”) subsidiary to Richard Stoddard, James Verhey and to Tri-C, LLC, a limited liability company controlled by Terry Cook. Messrs. Stoddard, Verhey and Cook are the executive officers of the Company. The Board of Managers of the Company, with Mr. Stoddard abstaining, unanimously approved the sale transaction.

KAISER VENTURES LLC AND SUBSIDIARIES

BSI was established in 2001 in connection with the conversion of Kaiser Ventures Inc. to a limited liability company. BSI is an administrative services company whose only business is currently to provide employees to the Company. BSI is reimbursed by the Company, without mark-up, only for the expenses it incurs in providing services for the benefit of the Company and its subsidiaries. Due to its unique nature, BSI had no assets as of December 31, 2010, other than the Amended and Restated Administrative Services Agreement. BSI will continue to provide services for the Company and its subsidiaries on such basis in accordance with an Amended and Restated Administrative Services Agreement.

The purchase price for all of the stock of BSI was $3.00 plus the assumption of certain liabilities such as the deferred compensation obligations to those employees or prior employees that are currently participants in the Company’s supplemental executive retirement plans. BSI will be responsible for such plans going forward and will become the sponsor for each plan. Additionally, upon completion of their transfer to BSI, BSI will not be reimbursed for certain expenses associated with these plans that were or are being paid by the Company such as any taxes associated with these plans.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedure

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, under the supervision and with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective at the “reasonable assurance level” to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. Specifically, in 2008, 2009 and 2010, the Company: (a) requested that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and internally reviewed and tested its internal controls against its written procedures. The above conclusions are based upon the work performed.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Company management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

The following includes a brief biography of each member of our current Board of Managers, including each individual’s age as of March 15, 2011. Each biography includes specific experience, qualifications, attributes or skills that led our Board of Managers to determine that each individual serving on the Board should continue to serve on the Board of Managers. Additionally, the members of our Board, as well as our executive officers, bring a wealth of experience and history with the Company and its projects and the types of matters the Company faces on a reoccurring basis.

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	60	Chief Executive Officer, President and Chairman of the Board
Sarah J. Anderson	60	Manager
Ronald E. Bitonti	78	Manager
Gerald A. Fawcett	78	Vice Chairman

In November 2010 Marshall Wallach resigned from the Company’s Board of Managers. The Board appointed Sarah J. Anderson to the Board to fill the open vacancy. For additional information on these matters see the Company’s Report on Form on 8-K dated November 7, 2010. Additionally, Reynold MacDonald, the Company’s manager emeritus died in October 2010 and Todd Cole, a manager of Kaiser or its predecessor since 1989, died in February 2011.

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

Sarah J. Anderson was appointed to the Board in November 2010, she has 35 years of experience in accounting and financial consulting. She retired from Ernst & Young LLP in June 2008 after more than 24 years with the firm as an assurance and advisory services partner, wherein she held numerous leadership positions including managing partner of the Orange County, California office, and prior to that managing partner of the Riverside office. She has served a number of clients, both public and private. Ms. Anderson has served on a number of philanthropic and not-for-profit boards. She is the chair of the board of directors of the Pacific Symphony. She was appointed by former Governor Schwarzenegger to the California Board of Accountancy in 2007 for a four year term and was reappointed to such Board in January 2011. She is currently the president of that board. Ms. Anderson is a Certified Public Accountant.

KAISER VENTURES LLC AND SUBSIDIARIES

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

INDEPENDENT MANAGERS

During 2010 Ms. Anderson, Messrs. Bitonti, Cole and Wallach were considered independent managers (directors) under applicable rules. Currently, our independent managers are Ms. Anderson and Mr. Bitonti.

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

Mr. Wallach served as chairman of the Audit Committee until his resignation from the Board in November 2010. Subsequent to Mr. Wallach’s resignation, Ms. Anderson was appointed to the Audit Committee and was named chairwoman of such committee. Mr. Cole served as a member of our Audit Committee during 2010. As of the date of the filing of this Report on Form 10-K the Audit Committee currently only has one member. Thus, the functions of the Audit Committee have been temporarily assumed by the full Board of Managers. Our Board determined that Mr. Wallach, Mr. Cole and subsequently Ms. Anderson were independent of Kaiser’s management and that they had or have accounting or financial management experience sufficient to qualify each of them as a “financial expert” under the rules issued by NASDAQ. In addition, our Board determined that Ms.

KAISER VENTURES LLC AND SUBSIDIARIES

Anderson, Mr. Wallach and Mr. Cole each qualified as an “audit committee financial expert” under current SEC rules and regulations. In addition:

During 2010 neither Mr. Wallach nor Mr. Cole sat on the audit committee for more than two other public companies. Ms. Anderson currently only serves on the Audit Committee of Kaiser.

•	Each member of the Audit Committee has one vote.

•	Mr. Wallach, Mr. Cole and Ms. Anderson did not receive any compensation from us, other than as a manager and/or as a member of any committee appointed by the Board of Managers.

In performing its duties, the Audit Committee seeks to maintain free and open communication between the managers, the independent registered public accounting firm and our internal financial management. The Audit Committee is intended to provide an independent and, as appropriate, confidential forum in which interested parties can freely discuss information and concerns.

The Audit Committee retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2010 and also retained the firm as our independent registered public accounting firm for 2011.

The full Board is currently temporarily serving as the Audit Committee. In connection with our audit for 2010:

•	The Audit Committee reviewed and discussed with Moss Adams LLP, our independent registered public accounting firm, their overall plans for the audit and the audit’s scope.

•	The Audit Committee during 2010 and the full Board beginning in February 2011 reviewed the fees to audit our financial statements and the fees charged for other services rendered to Moss Adams LLP.

•	The full Board reviewed and discussed the audited financial statements with our management.

•	The full Board discussed with our independent registered public accounting firm the matters required to be discussed by Statement of Auditing Standards 61.

•

The full Board received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, and has discussed with the independent registered public accounting firm its independence.

•	The full Board also discussed with Moss Adams LLP the Company’s internal controls and procedures.

•	Ms. Anderson met in executive session with management and separately with representatives of Moss Adams LLP.

HUMAN RELATIONS COMMITTEE

The duties and responsibilities of the Human Relations Committee are set forth in our Human Relations Committee Charter. Although Kaiser LLC leases its employees from Business Staffing, Inc., the Human Relations Committee, along with Business Staffing, Inc. reviews compensation and benefit programs for the employees leased to Kaiser by Business Staffing, Inc.

During 2010, The Human Relations Committee was composed of Messrs. Cole (Chairman) Bitonti and Fawcett.

KAISER VENTURES LLC AND SUBSIDIARIES

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	60	Chief Executive Officer, President and Chairman of the Board
James F. Verhey	63	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	55	Executive Vice President - Administration, General Counsel and Corporate Secretary

Richard E. Stoddard’s biographical information is set forth above under “Board of Managers.”

James F. Verhey joined Kaiser and was appointed Vice President - Finance and Chief Financial Officer in August 1993, appointed Senior Vice President - Finance in January 1996, and appointed Executive Vice President of Kaiser in January 1998. In addition to his duties with Kaiser, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. Mr. Verhey was a certified public accountant and spent several years with PricewaterhouseCoopers LLP in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for Kaiser. In addition to working for Kaiser, Mr. Verhey is a director of Silverado WineGrowers, LLC, which is headquartered in Napa, California, and which owns and manages wine grape vineyards throughout California.

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary(2) $	Unit Awards(3) $	All Other Compensation(4) $	Total $
Richard E. Stoddard	2010	358,310	6,000	65,651	429,961
Chairman of the Board, President and CEO	2009	358,310	18,851	69,022	446,183
James F. Verhey	2010	164,279	6,000	28,659	198,938
Exec. Vice President - Finance & CFO	2009	164,279	23,145	29,138	216,562
Terry L. Cook	2010	296,453	6,000	38,715	341,168
Exec. Vice President, General Counsel and Secretary	2009	296,453	22,693	37,101	356,247

(1)	The “Bonus”; “Option Awards”; “Non-Equity Incentive Plan Compensation”; and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” columns have been eliminated from the Summary Compensation Table because there were no reportable events/compensation earned for the applicable years for such items.

(2)	The salary amount was not reduced for any employee contributions to our 401(k) Savings Plan and Supplemental Executive Retirement Plans.

(3)	Represents value of 25,000 Class A Units issued to each executive officer under his respective employment agreement and for 2009 restricted units issued by the Company to each executive officer.

(4)	Our executive officers are provided with certain health insurance, disability insurance and other non-cash benefits generally available to all salaried employees and therefore are not included in this table under applicable SEC rules. The Company will pay for the unreimbursed cost of comprehensive physicals for its executive officers. In 2009 and in 2010 Mr. Stoddard received a comprehensive medical physical at an expense of $1,254 for 2009 and $2,600 for 2010. Mr. Cook and Mr. Verhey received a comprehensive medical physical in 2009, at the Company’s expense. The expense for Mr. Cook was $730 and for Mr. Verhey $730 and was paid in 2010. These amounts are included in the “All Other Compensation” column as appropriate. Our contributions to the 401(k) Savings Plan, and to the Supplemental Executive Retirement Plan in 2010 and 2009 are listed below.

		COMPANY CONTRIBUTIONS
NAME	YEAR	401(k) PLAN(a) ($)	SERP(b) ($)	TOTAL TO PLANS ($)
Richard E. Stoddard	2010	22,678	11,496	34,174
	2009	22,678	9,640	32,318
James F. Verhey	2010	14,039	—	14,039
	2009	14,528	—	14,528
Terry L. Cook	2010	22,678	6,584	29,262
	2009	22,678	6,900	29,578

(a)	Reported in the “All Other Compensation” column.

(b)	No contributions were made to the Limited Participation Deferred Compensation Plan that was established for the benefit of Mr. Stoddard and Mr. Cook in 2007.

KAISER VENTURES LLC AND SUBSIDIARIES

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

NAME	YEAR	COMPANY’S PREMIUM PAYMENTS (A) ($)
Richard E. Stoddard	2010	1,726
	2009	1,726
James F. Verhey	2010	1,166
	2009	1,166
Terry L. Cook	2010	1,523
	2009	1,523

(a)	Does not include the cost of a $50,000 term life insurance policy that we pay for all employees of the Company, other than certain part-time employees.

Both Mr. Stoddard and Mr. Verhey reside outside Southern California. As a part of the terms of their employment, we pay or reimburse them for their commuting, rental car and hotel expenses as well as other miscellaneous commuting expenses such as parking fees and mileage reimbursement for use of a private vehicle.

		COMMUTING EXPENSES
NAME	YEAR ($)	AIRFARE ($)	LODGING ($)	CAR SERVICE ($)	RENTAL CAR ($)	MISC. ($)	TOTAL ($)
Richard E. Stoddard	2010	11,474	8,676	808	4,849	1,019	26,826
	2009	16,578	9,033	2,648	6,423	296	34,978
James F. Verhey	2010	3,606	3,584	—	3,451	2,084	12,725
	2009	2,345	4,306	—	3,439	2,100	12,190

Mr. Cook receives an annual automobile allowance of $7,200.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

The Company has no outstanding options. All of the Company’s unexercised options expired as of December 31, 2008. However, under the terms of their respective January 1, 2007 employment agreement, each executive officer was issued 25,000 Class A Units in 2009 and in 2010. Additionally, each of the executive officers are to be granted restricted Class A Units under the terms of the Executive Officer New Revenue Participation if a bonus is earned.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

There were no distributions on the Class C or D Units in 2009 and in 2010.

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

Limited Participation Deferred Compensation Plan. A second deferred compensation plan was established in 2007 in which Richard E. Stoddard and Terry L. Cook participate. SERP 2 was established with amounts accrued on behalf of Mr. Stoddard and Mr. Cook as transition payments under their respective former employment agreements. Like the terms of their previous employment agreements, the amounts in this Plan remain subject to forfeiture if the executive officer is terminated for “cause” as defined in the Supplemental Plan (which is the same definition as contained the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. In addition, the amounts in this supplemental plan fully vest as of December 31, 2011, and if the executive officer is terminated without cause, is constructively terminated without cause, dies, is permanently disabled or upon completion of the initial term of their employment. Once vested, payments may commence, upon the officer’s death, permanent disability, or the termination of the officer for any reason. This supplement plan’s assets are held through the Trust which is a “rabbi trust” and all investment earnings or losses shall accrue to account of each officer under the supplemental plan. Upon the vesting of SERP 2 for the two executive officers, the Company will incur a compensation expense which would have been $1,047,000 as of December 31, 2010. The actual amount of the compensation expense will not be known until the vesting of SERP 2 which will be no later than December 31, 2011.

EXECUTIVE OFFICER COMPENSATION

Business Staffing, Inc. leases employees and provides administrative services to Kaiser LLC. Kaiser LLC reimburses Business Staffing for all employee and related expenses without markup or profit.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

Each of the executive officers of Kaiser has an employment agreement that was entered into as of January 1, 2007. The employment agreements were amended in November 2009 with the amendment clarifying the circumstances requiring the payment of severance.

General Terms and Compensation. Except for the name, title, duties, amount of salary, and a special bonus that may be earned by James Verhey upon the sale of Kaiser’s interest in the West Valley MRF, the terms of the

KAISER VENTURES LLC AND SUBSIDIARIES

employment agreements are the same in all material respects. The agreements commenced as of January 1, 2007, and are for a term of five (5) years (the “Initial Term”) and continue thereafter on a month-to-month basis until Kaiser has disposed of all of its material assets. Under the terms of the employment agreements, Messrs. Stoddard, Verhey and Cook currently have base salaries of $358,310; $164,279 and $298,453, respectively. Base salaries will be adjusted annually by no less than utilizing the Consumer Price Index for Urban Wage Earners and Clerical Workers, U.S. City Average, All Items, published by the Bureau of Labor Statistics of the United Stated Department of Labor.

During the term of their employment, each executive officer is to be awarded 25,000 Kaiser Class A Units as of January 15 of each year beginning January 15, 2007. The amount of the annual award of units was to be reviewed prior to the January 15, 2010 grant by the Board. The Board determined that the Company should continue to make such annual grants to its executive officers as a part of their respective compensation packages.

The discretionary annual bonus for executive officers was eliminated in their 2007 employment agreements. A performance based incentive bonus program was adopted to commence effective January 1, 2007, as discussed in more detail below.

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

Like all other employees, the executive officers receive medical, dental, vision, and long-term disability insurance benefits. In addition, like other employees employed more than five (5) years, the executive officers have the opportunity to participate in life insurance whereby the two-thirds (2/3) of the premium on a life insurance policy or policies with a total benefit equal to three times an employee’s salary is paid on behalf of the Employee. As in previous employment agreements, Mr. Cook receives a car allowance of $600 per month and Messrs. Stoddard and Verhey are reimbursed for their commuting costs to Ontario, California and any rental car and lodging costs. In addition, the employment agreements provide that the executive officers are entitled to reimbursement of certain wellness benefits which are directed toward an annual medical physical and a comprehensive medical physical and appropriate tests every two (2) years. If an executive fails to timely have a comprehensive physical performed, the annual award of Class A Units for such executive will be delayed until such time as the comprehensive medical physical and any related medical tests are completed.

Severance. If any officer is terminated without cause during the Initial Term, including, among other reasons, constructive termination, such officer is entitled to receive cash severance pay equal to two (2) year’s base salary. Additionally, if an officer’s employment agreement expires, severance is due. Severance is payable in one lump sum or, if mutually agreed, over a period of time. In addition, benefits, such as health and dental insurance, continue for two years. In the event an executive officer voluntarily terminates his employment, no severance is due such officer or other additional compensation, other than the compensation due and owing up to the date of termination.

Change of Control. None of the employment agreements currently contain “change of control” provisions. No compensation is due an officer upon a “change of control” absent an officer’s employment being terminated.

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

Current Salary of Executive Officers. Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 15, 2011:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$358,310
Terry L. Cook	$296,453
James F. Verhey	$164,279

EXECUTIVE OFFICER NEW REVENUE INCENTIVE PARTICIPATION PLAN

The officers are eligible for an incentive bonus under the “Executive Officer New Revenue Incentive Bonus Plan” that was adopted effective January 1, 2007 (the “Performance Bonus Plan”).

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

“New Revenue” means all revenue generated from new lines of business or new sources of revenue for Kaiser that are not historically recurring revenues as of January 1, 2006. New Revenue does not include revenues generated from the sale of Kaiser’s existing assets and projects, except as provided in the Performance Bonus Plan, distributions from Kaiser’s interest in West Valley MRF, LLC, revenues generated as a result of landfill operations at Eagle Mountain, interest and investment income. “New Revenue Expenses” means all incremental and new direct and indirect expenses incurred in the generation of New Revenue but New Revenue Expenses shall not include the amortization or depreciation cost of any existing asset or an allocation of any fixed expense or charge, including the allocation of the base salary and benefits of existing employee positions of the Company. “Net New Revenue” is the positive difference, if any, of New Revenue less New Revenue Expenses for any give calendar year. The Performance Bonus Plan is administered by a committee composed of the individuals serving on Kaiser’s Human Relations Committee. No bonus was earned under such plan for 2008 or for 2009 and a bonus for 2010 is pending approval by the Board of Managers.

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2010, the Human Relations Committee consisted of Messrs. Cole (Chairman), Bitonti, and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for the Company from time-to-time. Mr. Fawcett’s compensation is summarized in the “Manager Compensation” table located on the next page.

KAISER VENTURES LLC AND SUBSIDIARIES

MANAGER COMPENSATION

During 2010 non-employee managers were paid on the following basis:

DESCRIPTION OF COMPENSATION FOR NON-EMPLOYEE MANAGERS	AMOUNT
Annual Cash Retainer	$20,000
Chairman of Committee-Additional Annual Cash Retainer	$5,000	*
Meeting Fee-(In Person)	$1,500
Meeting Fee-(Telephonic)	$1,000
Annual equity grant (Class A Units)	5,000

*	The chairman of the Audit Committee receives an additional $2,500 annual cash retainer.

Each grant vests on January 31st of the year following the grant, subject to acceleration upon the occurrence of certain events. Accordingly, the restricted 5,000 Class A Units granted to Messrs. Bitonti, Cole, Fawcett and Wallach in 2009, fully vested on January 31, 2010, and those granted in June 2010 vested in January 2011. However, the vesting of the 5,000 Class A Units granted to Mr. Wallach in June 2010 was accelerated by action of the Board of Managers to November 2010. An initial grant of 5,000 Class A Units was made to Ms. Anderson upon her appointment to the Board of Managers in November 2011 and such units vest in six months.

We do not provide retirement benefits for non-employee managers.

MANAGER COMPENSATION TABLE FOR 2010(1)

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($)(2)	Total ($)
Sarah J. Anderson(3)	6,083		1,750	7,833
Ronald E. Bitonti	27,500	(4)	1,750	29,250
Todd G. Cole(5)	36,500		1,750	38,250
Gerald A. Fawcett (6)	—		1,750	1,750
Richard E. Stoddard (7)	—		—	—
Marshall F. Wallach(8)	36,000		1,750	37,750

(1)	The “Option Awards”; “Non-Equity Incentive Plan Compensation”; “Change in Pension Value and Non-qualified Deferred Compensation”; and “All Other Compensation” columns have been eliminated from the Manager Compensation Table because there were no reportable events/compensation earned for such items in 2010.

(2)	The Company’s Class A Units are not publicly traded. The $.35 per Class A Unit value is based upon the average sales price of the few private sales of units that did occur during the six-month period prior to the date of the unit’s issuance in June 2010.

(3)	Ms. Anderson was appointed to the Board and nominated Chairman of the Board of Managers in November 2010. An initial grant of 5,000 Class A Units were issued to her upon her appointment to the Board of Managers in November 2010 which units vest six months after the date of grant.

KAISER VENTURES LLC AND SUBSIDIARIES

(4)	Included in this amount is the annual retainer of $2,000 per year Mr. Bitonti receives for serving on the Board of Directors of KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation.

(5)	Mr. Cole passed away in February 2011.

(6)	Mr. Fawcett works on our behalf through Business Staffing, Inc. on various matters and projects in addition to his work on the Board of Managers. Accordingly, he is considered an employee for compensation purposes and is paid an annual salary of $60,000. He is not paid additional compensation for serving on the Board of Managers except for the annual award of 5,000 Class A Units. Mr. Fawcett also receives medical, dental, and vision insurance and other similar benefits made available to all employees of Business Staffing, Inc.

(7)	As an employee - manager, Mr. Stoddard receives no additional compensation for serving on the Company’s Board of Managers. His compensation as an executive officer is summarized under “Item 10. EXECUTIVE COMPENSATION - Summary Compensation Table.”

(8)	Mr. Wallach resigned from the Board in November 2010. Vesting of 5,000 units owned by Mr. Wallach was accelerated from January 2011 to the date of his resignation from the Board in November 2011.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of December 31, 2010, the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units.

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	9.67%
Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (2) 9786 Sierra Avenue Fontana, CA 92335	656,987	9.68%
Pension Benefit Guaranty Corporation(3) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	6.00%
Willow Creek Capital Partners 300 Drakes Landing Road, Suite 230 Greenbrae, California	756,200	11.15%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units as of March 15, 2011, including the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA’s shares in Kaiser are held in trust by AST Trust Company.

(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. The Company understands that Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to substantially all of the units owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s: (1) managers and manager nominees; (2) named executive officers; and (3) all of its managers and named executive officers as a group, as of March 15, 2011, as well as the number of options exercisable within 60 days of that date.

Name	Class A Units Beneficially Owned(1)	% of Issued and Outstanding Class A Units(2)
Richard E. Stoddard, CEO, President & Chairman	349,315	5.14%
Gerald A. Fawcett, Vice Chairman(3)	161,559	2.38%
James F. Verhey, Executive Vice President - Finance & CFO	206,629	3.05%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	231,458	3.41%
Sarah J. Anderson, Manager(4)	5,000	*
Ronald E. Bitonti, Manager(5)	49,896	*
Todd G. Cole, Manager(6)	55,188	*
Marshall F. Wallach, Manager(7)	59,750	*
All officers and managers as a group (7 persons) (1)	1,218,795	18.04%

*	Less than one percent.

(1)	The Company has no outstanding options as all previously unexercised options expired December 31, 2008.

(2)	The percentage for each individual is based on the total number of issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units reserved for those who have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger).

(3)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.

(4)	Ms. Anderson was appointed to the Board in November 2010 to replace Marshall Wallach who resigned from the Board.

(5)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

(6)	Mr. Cole passed away in February 2011.

(7)	Mr. Wallach resigned from the Board in November 2010.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

We entered into an Amended and Restated Administrative Services Agreement with Business Staffing, Inc. (“BSI”) effective as of the close of business December 31, 2010. BSI was established in 2001 in connection with the conversion of Kaiser Ventures Inc. to a limited liability company. BSI is an administrative services company whose business is to provide staffing and administrative services to the Company. Pursuant to the Administrative Services Agreement in effect prior to January 1, 2011, BSI was reimbursed by the Company only for the expenses it incurred in providing staffing and administrative services for the benefit of the Company and its subsidiaries without mark-up or profit. BSI will continue to provide services for the Company and its subsidiaries on such basis after December 31, 2010. However, BSI will no longer be reimbursed for certain items such as federal and state income taxes as it was prior to January 1, 2011. The Amended and Restated Administrative Services

KAISER VENTURES LLC AND SUBSIDIARIES

Agreement is for an initial two year term with such term being extended annually thereafter unless either party elects to terminate such agreement.

The Company also entered into an agreement for and closed on the sale of its BSI subsidiary, as of the close of business December 31, 2010, to Richard E. Stoddard, James F. Verhey and to Tri-C, LLC, a limited liability company controlled by Terry L. Cook. Messrs. Stoddard, Verhey and Cook are the executive officers of the Company. The Board of Managers of the Company, with Mr. Stoddard abstaining, approved the sale transaction.

Due to nature of its business, BSI had no material assets as of December 31, 2010, with BSI’s assets primarily being the Amended and Restated Administrative Services Agreement. Additionally, the Company transferred to, and BSI assumed, as of December 31, 2010, all of the assets, obligations and responsibilities of one of the Company’s non-qualified deferred compensation plans and will be assuming such for a second non-qualified deferred compensation plan by the end of 2011. BSI was previously the sponsor of such deferred compensation plans. BSI will also continue to have the obligations and responsibilities associated with the qualified 401(k) Plan available to employees. The purchase price for all of the stock of BSI was $3.00.

There is no material financial impact to the financial statements of the Company as a result of the sale of BSI.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

The Audit Committee appointed Moss Adams as the Company’s independent registered public accounting firm for 2009, 2010 and for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Moss Adams LLP for services in fiscal 2009 and 2010 were as follows:

	MOSS ADAMS LLP
FEE CATEGORY	FISCAL 2009 FEES	FISCAL 2010 FEES
Audit – Fees	$155,565	$151,000
Audit – Related Fees	$—	$—
Tax Fees	$83,285	$57,925
All Other Fees	$29,389	$16,950

Total Fees	$268,239	$225,875

The above Audit Fees are for the audit of the prior year’s results, the respective year’s quarterly reviews and SEC filings, all of which were paid during the respective year. Tax Fees include tax compliance (tax return preparation) and tax advice services. The above Audit-Related Fees, Tax Fees and All Other Fees shown are based upon billings dates, and may relate to the preceding fiscal year.

The Audit Committee generally approves all engagements of the independent registered accounting firm in advance including approval of the related fees. The Audit Committee approves an annual budget (and may from time to time approve amendments), which specifies projects and the approved levels of fees for each. To the extent that items are not covered in the annual budget or fees exceed the budget, management must have them approved by the Audit Committee or, if necessary between Committee meetings, by the Audit Committee chairman on behalf of the Committee. However, with the death of Todd Cole in February 2011, the full Board has temporarily assumed the duties of the Audit Committee.

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

The following exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.2 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.3	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2001.

3.4	Second Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement effective April 15, 2009, incorporated by reference from Exhibit 3(i) to Kaiser Ventures LLC’s Form 8-K filed on April 15, 2009.

3.5	Third Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement effective November 3, 2010, incorporated by reference from Exhibit 3(i) to Kaiser Ventures LLC’s Form 8-K dated November 3, 2010.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2007, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated January 10, 2007.

10.3.1*	First Amended Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated November 4, 2009, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2007, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.5.1*	First Amended Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated November 4, 2009, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.6*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2007, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 8-K Report dated January 10, 2007.

10.6.1*	First Amended Employment Agreement between Business Staffing, Inc. and James F. Verhey dated November 4, 2009, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.7	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.7.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.7.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.7.3	Fourth Amendment to Lease Agreement between CIP Empire Tower LLP and Kaiser Ventures LLC dated November 13, 2006 incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-QSB Report for the period ended September 30, 2006.

10.7.4	Fifth Amendment to Lease Agreement between CPI Empire Tower LLC and Kaiser Ventures LLC dated March 16, 2009, incorporated by reference from Exhibit 10.7.4 of Kaiser Ventures 10-Q Report for the period ended March 31, 2009.

10.8*	Executive Officer New Revenue Participation Incentive Plan adopted to be effective January 1, 2007, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.9*	Business Staffing, Inc. Supplemental Deferred Compensation Plan dated January 10, 2007, incorporated by reference from Exhibit 10.5 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.9.1*	Non-Qualified Deferred Compensation Agreement dated January 10, 2007, incorporated by reference from Exhibit 10.6 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.10*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.11	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.12	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.13	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.13.1	Second Amendment to Members Operating Agreement dated December 1, 2001, incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-KSB Report for the year ended December 31, 2004.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.13.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.14	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.14.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.14.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.15	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.15.1	Second Amendment Agreement dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.16	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.16.1	Guarantors’ Acknowledgment and Consent (1997 L/C) dated as of May 1, 2007, given by Kaiser Ventures LLC, Kaiser Recycling, LLC, Burrtec Waste Industries, Inc. and West Valley Recycling & Transfer, Inc. for the benefit of Union Bank of California, incorporated by reference from Exhibit 10.19.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.17	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.19	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.20	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.21	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.21.1	Third Amendment Agreement (2000 L/C) dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.24.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.22	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23.1	Guarantors’ Acknowledgment and Consent (2000 L/C) dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.26.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.24	Amended and Restated Administrative Services Agreement dated December 31, 2010, between Business Staffing, Inc. and the Company incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated December 31, 2010.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Amended and Restated Audit Committee Charter of Kaiser Ventures LLC adopted November 11, 2005 incorporated by reference from Exhibit 99, of Kaiser Ventures LLC’s Report on Form 10-QSB for the period ended September 30, 2005.

(b) Reports on Form 8-K.

None.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2011	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer
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

Signature	Title	Date

1. Principal Executive Officer

/s/ Richard E. Stoddard Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 23, 2011

2. Principal Financial and Accounting Officer

/s/ James F. Verhey James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2011

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURE	TITLE	DATE

4. Managers

/s/ Sarah J. Anderson Sarah J. Anderson	Manager	March 23, 2011

/s/ Ronald E. Bitonti	Manager	March 23, 2011
Ronald E. Bitonti

/s/ Gerald A. Fawcett Gerald A. Fawcett	Manager	March 23, 2011