Form 10-Q
period 2011-03-31
KAISER VENTURES LLC
filed 2011-05-16
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 5, 2011, the registrant had 6,784,023 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2010 Annual Report on Form 10-K. Those requesting a copy of the report that are not currently members of the Company may also obtain a copy of the report directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2010 Annual Report on Form 10-K as the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2010 Annual Report on Form 10-K for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

WHO WE ARE

Unless otherwise noted: (1) the term “Kaiser LLC” refers to Kaiser Ventures LLC; (2) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc.; (3) the terms “Kaiser,” “the Company,” “we,” “us,” and “our” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or currently Kaiser LLC, and their respective subsidiaries. Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001; (4) the terms “Class A Units” and “members” refer to Kaiser LLC’s Class A Units and the beneficial owners thereof, respectively; and (5) the term the “merger” refers to the merger of Kaiser Inc. with and into Kaiser LLC effective November 30, 2001, in which Kaiser LLC was the surviving company. Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987.

Item 1.	FINANCIAL STATEMENTS

The Financial Statements are located at the end of Item 3, beginning on Page 13 of this Report and are incorporated herein by this reference.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

Overview

Our business is developing the remaining assets we received from the KSC bankruptcy. The possible opportunities with regard to such assets are summarized below:

•

We own an 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million plus an estimated approximate $8.8 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied, including resolution of the federal litigation involving a completed land exchange which has been adverse to the Company. On March 28, 2011, the U.S. Supreme Court denied our request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the U.S. Bureau of Land Management (“BLM”). We refer to this process of addressing the remaining issues identified in the federal litigation through the BLM as a “fix.”

•

We own a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility which we refer to as the West Valley MRF. We are continuing to explore new projects for the West Valley MRF with the goal of ultimately increasing revenues or reducing costs. Possible projects include a waste to energy project for food waste, the composting of a portion of the green waste delivered to the West Valley MRF, an expansion of the capacity to process construction and debris materials and the possible installation of a solar facility for the benefit of the West Valley MRF;

•

We own or control millions of tons of iron ore resources at the Eagle Mountain Site. With this large amount of iron ore reserves and with the current high market prices for iron ore and other commodities, we are aggressively pursuing possible opportunities with regard to the iron ore and other mineral resources. In this regard, the Company has retained an investment banking and advisory firm to assist it in exploring possible opportunities and transactions with regard to these resources. There may be a range of possible opportunities including some of which may take years to develop and implement.

•	As a result of previous mining operations there are millions of tons of rock stockpiled at the Eagle Mountain Site. We are continuing to explore available markets for such rock.

•

In addition to the mineral and rock opportunities, we are exploring additional opportunities at Eagle Mountain, including the sale of up to 7,500 annual acre feet of water which is the approximate amount of water that was historically used in conjunction with the town and mining operations at Eagle Mountain to the extent such water is not necessary for the landfill project and any resumption of large-scale iron ore mining. Additionally, we continue to seek other possible uses for the approximate 5,400 acres we own or control at Eagle Mountain that are not a part of the Landfill Project;

•

We are continuing to seek to sell the Company’s other miscellaneous assets, such as our Lake Tamarisk property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site.

KAISER VENTURES LLC AND SUBSIDIARIES

Our Lake Tamarisk land consists of 72 residential lots and approximately 420 acres of other undeveloped property; and

•

We are analyzing the issues and opportunities created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of the taking of our property by eminent domain.

Cash Maximization Strategy Status

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders The adverse federal land exchange litigation that impacts the landfill project alters and impacts the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. Thus, the final implementation of the cash maximization strategy will occur upon the positive resolution of the current adverse federal litigation involving the landfill project by a fix through the BLM and the sale of such project and upon the completion of the exploration and pursuit of possible mineral resource opportunities at the Eagle Mountain Site. Accordingly, final implementation of the cash maximization strategy could take an additional significant period of time.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.8 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by June 30, 2011. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction as well as resolving the outstanding federal land exchange litigation which is discussed in more detail below. The adverse federal litigation jeopardizes the viability of the current landfill project. However, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the BLM. Accordingly, the receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies including resolution of the issues identified by the U.S. 9th Circuit Court of Appeals. At this time, we cannot estimate when or if ever the sale may be completed.

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than June 30, 2011. The contractual expiration date has been extended a number of times previously. The

KAISER VENTURES LLC AND SUBSIDIARIES

conditions to closing are not expected to be met by the current expiration date particularly with the need to resolve the issues identified by the U.S. 9th Circuit Court of Appeals, and the parties will each need to decide whether to extend the closing period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

The foregoing summary of the Landfill Purchase Agreement is qualified in its entirety by the Landfill Purchase Agreement filed as an exhibit to Kaiser Inc.’s second quarter 2000 Report on Form 10-Q and the more extensive discussion contained in our 2010 Annual Report on Form 10-K.

Current Landfill Project Litigation. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). The decision is adverse to the Landfill Project in that it set aside a land exchange completed between the Company and BLM in October 1999 and two BLM rights-of-way.

The Company and the U.S. Department of Interior each appealed the decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and Landfill Project appeal. In a 2 to 1 decision the majority opinion was adverse to the Landfill Project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. The dissenting judge found in the Company’s favor on all issues involving the land exchange and Landfill Project. A slightly modified decision was released on May 19, 2010, by the U.S. 9th Circuit Court of Appeals but the modified decision did not change any of the conclusions of the majority opinion. We elected to seek U.S. Supreme Court review of the adverse U.S. 9th Circuit Court of Appeals decision, but the U.S. Supreme Court on March 28, 2011, declined to accept our appeal. The adverse federal litigation jeopardizes the viability of the current Landfill Project. In addition, such decision may adversely impact the agreement to sell the Landfill Project to the District, including termination of the agreement. At this time, no changes to our agreement with the District have occurred. We continue to evaluate our remaining option of pursuing a fix through the BLM.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, a previous opponent to the landfill project, is seeking a license from the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities to be located at the Company’s Eagle Mountain mine site. This project is essentially the same project that ECEC previously proposed and was dismissed by the FERC in July 1999. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, portions of which are currently leased to MRC and are the subject of the pending sale to the District. The Company has not agreed to sell or lease this property to ECEC. In addition, the ECEC project is not compatible with the Landfill Project regardless of claims to the opposite by ECEC. ECEC is continuing to take certain steps necessary to obtain a license which we continue to oppose. It is anticipated that there will be several legal actions involving Kaiser against ECEC in the future including litigation over whether ECEC can take our land by eminent domain and if so, the amount of damages payable to us and others as a result of ECEC’s actions for its private benefit.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of our investments in MRC our ownership interest in MRC is currently 83.13%. Additional funding will be required to finance ongoing operations and any fix strategy that may be undertaken as a result of the U.S. 9th Circuit Court of Appeals decision. It is anticipated that a private placement of approximately $1.3 million will be undertaken by MRC in the second quarter of 2011.

KAISER VENTURES LLC AND SUBSIDIARIES

Write-down of Investment in Eagle Mountain Landfill Project. Even though we are evaluating pursuing a fix through the BLM of the deficiencies found to exist by U.S. 9th Circuit Court of Appeals, with the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to generally accepted accounting principles (“GAAP”) of whether the investment in Eagle Mountain Landfill Project was impaired, resulted in a determination of impairment and a write-down of the carrying amount of the MRC investment in the Eagle Mountain Landfill Project as of March 31, 2011. For additional information, see “Part I.—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OPERATING RESULTS—Write-Down of Investment in Eagle Mountain Landfill.”

Risks. As is discussed in this Report on Form 10-Q and discussed in more detail in the Company’s Annual Report on Form 10-K for 2010, there are numerous risks associated with MRC and the Landfill Project, including the numerous risks and contingencies associated with the pending sale of the Landfill Project to the District. The adverse federal litigation involving the completed land exchange substantially increases the likelihood of the occurrence of certain of these risks. If the current adverse land exchange litigation is not favorably resolved through a fix through the BLM, the Landfill Project will not be viable as currently permitted. If the land exchange litigation is not ultimately favorably resolved and/or the Company cannot otherwise cure various alleged title and other closing issues in a timely fashion, then the District’s purchase of the Landfill Project would not be completed and the Company might have to abandon the Eagle Mountain Landfill Project and its investment in MRC. The adverse federal litigation materially increases the possibility of such a scenario. The Company may seek to pursue other possible opportunities at the Eagle Mountain site or it may modify the existing proposed Landfill Project. Additionally, even if there ultimately is a satisfactory resolution of the land exchange litigation, there can be no assurance that all other outstanding matters currently preventing a closing with the District will be resolved to the satisfaction of the parties.

If we are unable to manage or resolve any of these risks or uncertainties, the value of our Class A Units could be further materially reduced. Additionally, as events and changes in circumstances occur, there could be further write-downs in the carrying amount of MRC’s investment in the Eagle Mountain Landfill Project in our financial statements, including, under certain circumstances, a write-down of the investment to zero.

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

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the first quarter of 2011 have ranged from a low of 0.30% to a high of 0.40%; however, the average rate for the first quarter of 2011 has been 0.35%. These rates do not include the credit enhancement fee of approximately 1.25%, which is paid to the bank providing the credit enhancement. West Valley MRF is continuing to work on the extension of the letters of credit that are currently scheduled to expire in the second quarter of 2011 that support the Pollution Control Finance Authority bonds. The bank issuing the letters of credit has indicated that it will be extending the letters of credit.

KAISER VENTURES LLC AND SUBSIDIARIES

However, if the letters of credit should not be extended for any reason, payment of the bonds could be accelerated.

The performance of the West Valley MRF, which was negatively impacted by the recent world-wide economic recession, continues to improve primarily as a result of increasing commodity prices. A cash distribution of $500,000 was received from the West Valley MRF during the first quarter of 2011.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detail in the Company’s Annual Report on Form 10-K for 2010. Waste volumes continue to be negatively impacted by the down-turn in the California economy. While commodity prices have continued to improve during the first quarter of 2011, the volatility of commodity prices and any material reduction in such prices, will negatively impact the revenues, margins and net income of the West Valley MRF. Governmental regulation and competition for and loss of expiring waste contracts would also negatively impact the West Valley MRF.

Eagle Mountain, California

We continue to explore various opportunities and other opportunities for the use of the land, facilities and other resources at Eagle Mountain. As discussed extensively in our Report on Form 10-K for the year ended December 31, 2010, we are actively pursuing possible transactions involving the substantial measured and indicated iron ore reserves at Eagle Mountain. Possible prospects are continuing to be generated and our investment banker will assist us in evaluating all proposals that we may receive.

Lake Tamarisk

The Company continues to consider the possible sale of its property at Lake Tamarisk.

OPERATING RESULTS

Write-down of Investment in the Eagle Mountain Landfill

While disclosed and discussed in our 2010 Annual Report on Form 10-K, we again call your attention to the fact that Kaiser wrote down the carrying value of MRC’s investment in the Eagle Mountain Landfill Project as reflected in our financial statements as of June 30, 2010. This determination of impairment resulted in a write-down of the carrying amount of the investment in the Eagle Mountain Landfill Project effective as of June 30, 2010 to $20,526,000. The total amount of the 2010 write-down recorded was $12,504,000. On March 28, 2011, the U.S. Supreme Court denied our request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the U.S. Bureau of Land Management BLM. Even though we are evaluating pursuing a fix through the BLM of the deficiencies found to exist by U.S. 9th Circuit Court of Appeals, with the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to GAAP of whether the investment in the Eagle Mountain Landfill Project was impaired resulted in a determination of impairment and an additional write-down of the carrying amount of the MRC investment in the Eagle Mountain Landfill Project as of March 31, 2011. As permitted by GAAP, the impairment determination and resulting calculation of fair value of the carrying amount of the MRC investment in the Eagle Mountain Landfill Project were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the denial of our appeal to the U.S. Supreme Court. The total amount of the additional write-down was $6,683,000 which was charged to earnings in the first quarter of 2011. In addition, as required by the Accounting Standards Codification (“ASC”), all subsequent Eagle Mountain Landfill expenses will be expensed as incurred. It is possible that additional material write downs of the MRC investment in the Eagle Mountain Landfill could occur including, under certain circumstances, a write-down of the investment to zero.

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

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2011 and 2010

Revenues. Total revenues for the first quarter of 2011 were $555,000 as compared to $488,000 for 2010. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $181,000 to $539,000 for the first quarter of 2011 as compared to $358,000 for the same period in 2010. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the significant increase in recyclable commodity prices (fiber and aluminum) which had been negatively impacted by the world-wide economic recession during early 2009. However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses in 2010.

Revenue from Eagle Mountain operations decreased for the first quarter of 2011 by $114,000 to $16,000 as compared to $130,000 for 2010, primarily due to non-recurring salvage and scrap sales in 2010.

Operating Costs. Operating costs increased to $7,068,000 for the first quarter of 2011 from $292,000 for the same period in 2010. This increase relates primarily to: (a) the recording of $6,683,000 in asset impairment expense relating to our Eagle Mountain Landfill Project; and (b) $120,000 in non-capitalized MRC expenses related to landfill permitting and development.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $526,000 for the first quarter of 2011 from $463,000 for the same period in 2010. This increase is primarily related to costs which were incurred for outside capital advisors engaged for the possible sale of certain Company assets.

Net Interest and Investment Income. Net interest and investment income, including realized and unrealized gains of $51,000, for the first quarter of 2011 was a gain of $88,000 compared to a gain of $80,000 for the same period in 2010. Of the $88,000 gain for the first quarter of 2011, $37,000 was interest income, $6,000 was net realized and unrealized gains on the Company’s short-term investments and $45,000 was the unrealized gain on the Company’s SERP accounts.

Loss Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $6,951,000 in the first quarter of 2011 versus a pre-tax loss of $177,000 for the same period in 2010. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns.

Net Loss Attributable to Controlling Interest. For the first quarter of 2011, the Company incurred a net loss attributable to controlling interest of $5,796,000, which is equal to $0.86 per unit, versus a loss of $180,000, or $0.03 per unit for the same period in 2010.

KAISER VENTURES LLC AND SUBSIDIARIES

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $407,000 to $361,000 at March 31, 2011 from $768,000 at December 31, 2010. Included in cash and cash equivalents is $48,000 and $124,000 held solely for the benefit of MRC at March 31, 2011 and December 31, 2010, respectively.

Below is a table showing the major changes in cash during 2011:

Distributions received from the West Valley MRF	$500,000
Net increase in other current assets/liabilities	(135,000)
Purchase of investments	(19,000)
Other Cash Used in Operations	(753,000)

Net Decrease in Cash and Equivalents	$(407,000)

Working Capital. During the first three months of 2011, current assets decreased $361,000 to $6.4 million, while current liabilities increased $20,000 to $2.0 million. The decrease in current assets was the net result of a decrease in accounts receivable of $24,000 and the decrease in cash and equivalents discussed above. These decreases were partially offset by an increase in restricted cash of $45,000 and an increase in short-term investments of $25,000. The increase in current liabilities is the net result of an increase of $150,000 in accounts payable partially offset by $130,000 decrease in accrued liabilities. As a result, working capital decreased during the first three months of 2011 by $381,000 to $4.4 million at March 31, 2011.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Decrease in Consolidated Cash	$(407,000)
Decrease in Accounts Receivable and Other, Net	(24,000)
Increase in Short Term Investments	25,000
Increase in Restricted Cash	45,000

Changes in Current Liabilities
Increase in Payables	(150,000)
Decrease in Accrued Liabilities	130,000

Net Decrease in Working Capital	$(381,000)

Accounts Receivable and Other (Net). During the first three months of 2011, accounts receivable and other current assets decreased by $24,000 due to a decrease in prepaid insurance.

Short-Term Investments. During the first three months of 2011, short-term investments increased by $25,000. This is primarily the result of the reinvestment of interest on the Company’s investments. On March 31, 2011, the Company had $4.1 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $539,000 for the first three months of the year, was offset by the receipt of cash distributions totaling $500,000 resulting in a $39,000 increase to the Company’s investment in the West Valley MRF. As previously stated, the investment in the MRC Landfill Project was determined to be impaired and, therefore, was written-down by $6,683,000 during the first quarter of 2011 which was charged to earnings. As required by the ASC, all subsequent Eagle Mountain Landfill expenses will be expensed as incurred.

KAISER VENTURES LLC AND SUBSIDIARIES

Other Assets. For the first three months of the year, there was a decrease in other assets of $80,000 which is the net result of the amortization of the environmental insurance policy of $75,000, and an increase in accumulated depreciation as of March 31, 2011 of $5,000. See Note 2. “ENVIRONMENTAL MATTERS”.

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2011, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $2.7 million for which a reserve has been established. See Note 2. “ENVIRONMENTAL MATTERS”. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Non-Controlling Interest. As a result of the write-down of the Eagle Mountain Landfill investment, as of March 31, 2011, the Non-Controlling Interest recorded on the Company’s balance sheet was reduced by $1,147,000 to $1,989,000 which relates to the approximate 17.0% ownership interest in MRC that the Company does not own. Current MRC expenditures are no longer being capitalized but are charged against income. As of March 31, 2011 the resulting non-controlling interest is $1,989,000.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As disclosed in the Notes to the 2010 Annual Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Landfill Permitting and Development. Through its 83.13% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle

KAISER VENTURES LLC AND SUBSIDIARIES

Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Section 970-10 of the ASC, capitalizable landfill site development costs are recorded at cost and will be expensed when management determines that the capitalized costs provide no future benefit. However, as discussed in more detail in this Report on Form 10-Q, effective June 30, 2010 and March 31, 2011, there was a determination of impairment of MRC’s investment in the Eagle Mountain Landfill Project which resulted in write-downs of the carrying amount of such investment in our financial statements. With the determination that an impairment exists no further costs have been or will be capitalized.

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

Conditional Asset Retirement Obligations. The Company accounts for certain asset retirement obligations at Eagle Mountain pursuant to ASC 410 Accounting for Asset Retirement and Environmental Obligations.

Long-Lived Assets. In accordance with Section 410-20 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As discussed in more detail in this Report of Form 10-Q, effective June 30, 2010 and March 31, 2011, there were determinations of impairment of the Eagle Mountain Landfill investment, a long-lived asset, which resulted in write-down of the carrying amount of such investment in our financial statements.

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Overview”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-Q, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the resources at the Eagle Mountain Site on our fee owned property that are not a part of the Landfill Project such as the millions of tons of iron ore, stockpiled rock

KAISER VENTURES LLC AND SUBSIDIARIES

and other mineral resources. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iv) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs and (iv) future competition from competing facilities. The performance of the West Valley MRF, which was negatively impacted by the recent world-wide economic recession, has significantly improved in the first quarter of 2011 versus 2009 and 2010 primarily as a result of increasing commodity prices. However, the overall performance of the West Valley MRF is still below the levels achieved in 2008. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

Pending Sale of Eagle Mountain Landfill Project; Write-Down of Investment in MRC. As discussed in more detail in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. The sale price for the Landfill Project is approximately $41 million, plus an estimated approximate $8.8 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied, including resolution of the federal litigation involving a completed land exchange which has been adverse to the Company. On March 28, 2011, the U.S. Supreme Court denied our request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the BLM, while we refer to a “fix.” Even though we are evaluating pursuing a fix through the BLM of the deficiencies found to exist by U.S. 9th Circuit Court of Appeals, with the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to generally accepted accounting principles (“GAAP”) of whether the investment in Eagle Mountain Landfill Project was impaired, resulted in a determination of impairment and a write-down of the carrying amount of the MRC investment in the Eagle Mountain Landfill Project as of March 31, 2011.

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

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 in cash to its shareholders. The adverse federal land exchange litigation that impacts the Landfill Project alters and impacts the timing of the continuing implementation of the cash maximization

KAISER VENTURES LLC AND SUBSIDIARIES

strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. Thus, the final implementation of the cash maximization strategy will occur upon the positive resolution of the current adverse federal litigation involving the landfill project by a fix through the BLM and the sale of such project and upon the completion of the exploration and pursuit of possible mineral resource opportunities at the Eagle Mountain Site. Accordingly, final implementation of the cash maximization strategy could take an additional significant period of time. We are currently working of the following material matters:

•

With regard to the Landfill Project, we are evaluating the time and money necessary to pursue a fix through the BLM. This fix process would ultimately include the federal courts reviewing the adequacy of the fix. A fix through the BLM and the likely court review would take several years once the fix is formally initiated. Due to the results of the federal litigation and if there is not a successful fix through the BLM, it is a possible that there ultimately may not be a viable landfill project;

•

We are seeking to expand the revenue opportunities and reduce costs for the West Valley MRF. Thus, the West Valley MRF is exploring possible new projects such as a waste to energy project, composting, an expansion of the construction and debris handling area and the possible installation of a small solar facility for the benefit of the West Valley MRF;

•

With the large amount of measured and indicated iron ore reserves at Eagle Mountain and with the current high market prices for minerals, including for iron ore, we are aggressively pursuing possible mineral opportunities. In this regard, the Company has retained an investing banking and advisory firm to assist it in exploring possible opportunities and transactions with regard to the mineral resources;

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

•

We are also analyzing the issues and opportunities created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of taking our property by eminent domain.

The Company currently expects a liquidating event for its members once the cash maximization strategy is completed but it is currently anticipated that such strategy will not be completed until the current projects are completed and sold which may take a significant amount of additional time.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Capital Resources. Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, note receivables and any future asset sales as well as expense reductions will be sufficient to satisfy the Company’s ongoing projected operating cash requirements for the next twelve months. However, significant additional funds may be necessary beyond 2011 to complete certain of our projects.

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

FINANCIAL STATEMENTS

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	March 31, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$361,000	$768,000
Accounts receivable and other, net of allowance for doubtful accounts of $38,000	91,000	115,000
Short-term investments	4,146,000	4,121,000
Restricted cash and cash equivalents:
Pledge for LOC’s	750,000	750,000
Contribution to Company SERP	1,092,000	1,047,000

	6,440,000	6,801,000

Due from (to) Business Staffing Inc.	70,000	—

Eagle Mountain Landfill Investment	13,843,000	20,526,000

Investment in West Valley MRF	5,230,000	5,191,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	675,000	750,000
Buildings and equipment (net)	350,000	354,000

	1,025,000	1,104,000

Total Assets	$29,073,000	$36,087,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	March 31, 2011	December 31, 2010
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$103,000	$61,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	598,000	729,000

	1,891,000	1,980,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Deferred Lease Liability	3,000	5,000
Environmental remediation reserve	2,726,000	2,733,000
Other accrued liabilities	250,000	250,000

	9,657,000	9,666,000

Total Liabilities	11,548,000	11,646,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at March 31, 2011 6,784,023, at December 31, 2010 6,709,023	15,536,000	21,305,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	15,536,000	21,305,000
Equity attributable to non-controlling interest	1,989,000	3,136,000

Total Members’ Equity	17,525,000	24,441,000

Total Liabilities and Members’ Equity	$29,073,000	$36,087,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

(Unaudited)

	2011	2010
Revenues
Income from equity method investment in the
West Valley MRF, LLC	$539,000	$358,000
Eagle Mountain revenues	16,000	130,000

Total revenues	555,000	488,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000
Eagle Mountain Landfill investment impairment expense	6,683,000	—
Non-capitalized MRC expenses	120,000	—
Expenses related to Eagle Mountain	190,000	217,000

Total operating costs	7,068,000	292,000

Gross Income (Loss)	(6,513,000)	196,000
Corporate General and Administrative Expenses
Total corporate and administrative expense	526,000	463,000

Loss from Operations	(7,039,000)	(267,000)
Fair Value Adjustments of Available for Sale Securities	51,000	57,000
Net Interest and Investment Income	37,000	33,000

Loss before Income Tax Provision and allocations of Noncontrolling interest	(6,951,000)	(177,000)
Income Tax (Benefit) Provision	(8,000)	3,000

Net Loss before allocation of non- controlling interest	(6.943,000)	(180,000)

Net loss attributable to non-controlling interest	(1,147,000)	—

Net loss attributable to controlling interest	(5,796,000)	(180,000)

Basic Loss Per Unit	$(0.86)	$(0.3)

Diluted Loss Per Unit	$(0.86)	$(0.03)

Basic Weighted Average Number of Units Outstanding	6,772,000	6,674,000
Diluted Weighted Average Number of Units Outstanding	6,772,000	6,674,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Total Net Loss	$(6,943,000)	$(180,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Investment impairment expense	6,683,000	—
Net realized and unrealized gain on investments	(51,000)	(57,000)
Equity income recorded	(539,000)	(358,000)
Cash distributions received from West Valley	500,000	1,000,000
Depreciation and amortization	79,000	91,000
Class A Units / stock-based compensation expense	27,000	26,000
Changes in assets:
Receivables and other	(154,000)	(2,000)
Changes in liabilities:
Accounts payable and accrued liabilities	14,000	(155,000)
Environmental remediation expenditures	(4,000)	(14,000)

Net cash flows (used in) provided by operating activities	(388,000)	351,000

Cash Flows from Investing Activities
Purchase of investments	(19,000)	(20,000)
Capitalized landfill expenditures	—	(155,000)

Net cash flows (used in) investing activities	(19,000)	(175,000)

Cash Flows from Financing Activities
Decrease in restricted cash for SERP and Pledges	—	615,000

Net cash flows provided by financing activities	—	615,000

Net Changes in Cash and Cash Equivalents	(407,000)	791,000
Cash and Cash Equivalents at Beginning of Year	768,000	1,465,000

Cash and Cash Equivalents at End of Period	$361,000	$2,256,000

Supplemental disclosure of Cash Flow Information
	2011	2010
Cash paid during the period for income taxes	$800	$13,200

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of March 31, 2011 and 2010, as well as the related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at March 31, 2011, and results of operations and cash flows for the three month period ended March 31, 2011 and 2010.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; all of which are 100% owned; and Mine Reclamation, LLC, which is 83.13% owned.

As discussed in our 2010 Annual Report on Form 10-K as a subsequent event, effective January 1, 2011, the Company sold its Business Staffing, Inc. (“BSI”) subsidiary to Richard Stoddard, James Verhey and to Tri-C, LLC, a limited liability company controlled by Terry Cook. Messrs. Stoddard, Verhey and Cook are the executive officers of the Company. BSI was established in 2001 in connection with the conversion of Kaiser Ventures Inc. to a limited liability company. BSI is an administrative services company that provides administrative services and employees to the Company. BSI is reimbursed by the Company, without mark-up, only for the expenses it incurs in providing services for the benefit of the Company and its subsidiaries. BSI will continue to provide services for the Company and its subsidiaries on such basis in accordance with an Amended and Restated Administrative Services Agreement. The purchase price for all of the stock of BSI was $3.00 plus the assumption of certain liabilities such as the deferred compensation obligations to those employees or prior employees that are currently participants in the Company’s supplemental executive retirement plans. BSI will be responsible for such plans going forward and will become the sponsor for each plan. At January 1, 2011 BSI had minimal assets and liabilities. There was no gain or loss on the sale. Since the sale of BSI did not occur until the close of business on December 31, 2010, the consolidated financial statements as of December 31, 2010 and for the first quarter of 2010 that are included in this Form 10-Q Report do reflect BSI as a wholly-owned subsidiary for those periods.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2011 the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.”

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2011 and December 31, 2010. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the first quarter.

KAISER VENTURES LLC AND SUBSIDIARIES

	Available-for-sale Securities at March 31, 2011 and December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Bond Funds at 3-31-11	$4,140,000	$6,000	$—	$4,146,000
Bond Funds at 12-31-10	$4,109,000	$12,000	$—	$4,121,000

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The following table present information about our assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of March 31, 2011:
Cash and cash equivalents	$361,000	$361,000	—	—
Short-term investments	$4,146,000	$4,146,000	—	—

Assets as of December 31, 2010:
Cash and cash equivalents	$768,000	$768,000	—	—
Short-term investments	$4,121,000	$4,121,000	—	—

In addition to the assets listed in the table, other short-term financial assets and liabilities of the Company consist of accounts receivable, accounts payable and certain accrued liabilities. These financial assets and liabilities generally approximate fair market value based on their short-term nature.

Note 5. INVESTMENT IN WEST VALLEY MRF, LLC

Effective June 19, 1997, Kaiser Recycling Corporation (“KRC”) (now Kaiser Recycling, LLC) and West Valley Recycling & Transfer, Inc. (“WVRT”), a subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”), which are equal members of West Valley MRF, LLC, (a California limited liability company) entered into a Members Operating Agreement (“MOA”) which is substantially the equivalent of a joint venture agreement for a limited liability company. The construction and start-up of the West Valley MRF was completed during December 1997.

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). As of March 31, 2011, the total outstanding Authority debt is $6,450,000.

The payment schedule as of February 28, 2011, for the California Pollution Control Authority bonds is summarized below.

	PAYMENT SCHEDULE
	1997	2000
YEAR	BONDS	BONDS		TOTAL
2011	$630,000	$—		$630,000
2012	$620,000	$—		$620,000
2013 thru
2029	$—	$4,930,000	(1)	$4,930,000	(1)
2030	$—	$270,000		$270,000

TOTAL	$1,250,000	$5,200,000		$6,450,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	February 28, 2011	November 30, 2010
Balance Sheet Information:

Current Assets	$9,081,000	$8,641,000
Property and Equipment (net)	10,085,000	10,228,000
Other Assets	2,000	3,000

Total Assets	$19,168,000	$18,872,000

Current Liabilities	$4,650,000	$4,432,000
CPCFA Bonds Payable – Long Term Portion	5,820,000	5,820,000
Members’ Equity	8,698,000	8,620,000

Total Liabilities and Members’ Equity	$19,168,000	$18,872,000

	2011	2010
Income Statement Information:

For the Three Months Ended February 28
Net Revenues	$3,415,000	$3,032,000
Gross Profit	$1,421,000	$1,045,000
Net Income	$1,079,000	$715,000

The increase in current assets between November 30, 2010 and February 28, 2011 is due primarily to an increase in cash. The increase in Members’ Equity for the West Valley MRF between November 30, 2010 and February 28, 2011, is primarily due to the fact that net income exceeded cash distributions during this period.

The Company recognized equity income from the West Valley MRF of $539,000 and $358,000 for the first three months of 2011 and 2010, respectively.

Note 6. EVALUATION OF LONG-LIVED ASSETS

In accordance with Section 410-20 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our reviews as of March 31, 2011, concluded that no impairment of the following long-lived assets had occurred: (a) our 50% ownership interest in the West Valley MRF because the West Valley MRF continues to generate significant net income and positive cash flow; and (b) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Even though we are evaluating pursuing a “fix” through the BLM of the deficiencies found to exist by U.S. 9th Circuit Court of Appeals, with the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to generally accepted accounting principles (“GAAP”) of whether the MRC investment in Eagle Mountain Landfill Project was impaired, resulted in a determination of impairment and a write-down of the carrying amount of the MRC investment in Eagle Mountain Landfill Project as of March 31, 2011. As required by GAAP, the impairment determination and resulting calculation of fair value of the carrying amount of the MRC investment in Eagle Mountain Landfill Project were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the U.S. Supreme Court declined to accept the petition requesting further review of the adverse U.S. 9th Circuit Court of Appeals decision as of March 28, 2011. The total amount of the write-down was $6,683,000 which was charged to earnings in the first quarter of 2011. Previously, in 2010, the Company recorded a $12,504,000 write-down of MRC’s Eagle Mountain Landfill Project investment as a result of its quarterly evaluation of long-lived assets and its determination that impairment had occurred as of June 30, 2010.

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

As of March 31, 2011, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of a substantial portion of Kaiser’s former Fontana mill site property (“Mill Site Property”), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.7 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. In November 2009, a three judge panel of the U.S. 9th Circuit Court of Appeals released its decision on the matter. The majority of the panel affirmed and reversed in part the U.S. District Court decision. The dissenting judge would have found in the Company’s and BLM’s favor on all matters. The Company sought further review of this decision by a broader panel of U.S. 9th Circuit of appeals judges but on July 30, 2010, such review was denied by the 9th Circuit. On March 28, 2011, the U.S. Supreme Court denied our request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the U.S. Bureau of Land Management (“BLM”). This decision could adversely impact the viability of the Landfill Project and the agreement to sell the Landfill Project to the District, including termination of the agreement. As of June 30, 2010 and March 31, 2011, the Company has written-down the MRC investment in the Eagle Mountain Landfill Project. (See Note 5 above.)

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of our investments in MRC our ownership interest in MRC is currently 83.13%. Additional funding will be required to finance ongoing operations and any “fix” strategy that may be undertaken as a result of the U.S. 9th Circuit Court of Appeals decision. It is anticipated that a private placement of approximately $1.3 million will be undertaken by MRC in the second quarter of 2011.

Contingent Distributions on Class B, C and D Units. Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms.

Note 8. RECENT ACCOUNTING PRONOUNCEMENTS

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

As discussed in our Annual Report on Form 10-K for 2010, we are engaged in certain claims and litigation. As of the date of the filing of this Report on Form 10-Q, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2010, except as noted below.

As extensively discussed under “Part I—Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project—Current Landfill Litigation,” in March 2011, the U.S. Supreme Court elected not to accept our petition requesting review of the adverse decision by the U.S. 9th Circuit Court of Appeals regarding the completed land exchange that is necessary for the Landfill Project. Thus, we are currently evaluating pursuing a fix through the BLM.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Not applicable.

Item 5.	OTHER INFORMATION

As discussed and disclosed in our 2010 Annual Report on Form 10-K and our Report on Form 8-K dated December 3, 2010, effective as of the close of business on December 31, 2010, the Company sold its Business Staffing, Inc. (“BSI”) subsidiary to Richard Stoddard, James Verhey and to Tri-C, LLC, a limited liability company controlled by Terry Cook. Messrs. Stoddard, Verhey and Cook are the executive officers of the Company. The Board of Managers of the Company, with Mr. Stoddard abstaining, unanimously approved the sale transaction. The purchase price for all of the stock of BSI was $3.00 plus the assumption of certain liabilities such as the deferred compensation obligations to those employees or prior employees that are currently participants in the supplemental executive retirement plans. BSI will be responsible for such plans going forward and will become the sponsor for each plan. Additionally, upon completion of their transfer to BSI, BSI will not be reimbursed for certain expenses associated with these plans that were or are being paid by the Company such as any taxes associated with these plans. No gain or loss was realized on the transaction.

On May 11, 2011, the Board of Managers took the following actions, among others:

•

Appointed John Kluesener to the Board of Managers and to the Board’s Audit Committee. Mr. Kluesener retired from Bechtel Corporation after 35 years of work in 2007. While working for Bechtel he worked on or was project manager for various projects of various sizes including: wastewater and hazardous waste projects with a value of up to $2.6 billion; project leader for hurricane Katrina recovery projects; assisting the government of Qatar with regard to a 25 year plan for infrastructure improvements with an implementation budget of over $2 billion; and project manager for the evaluation of repairs and upgrades of for the water systems for much of Irag. In addition, Mr. Kluesener was in charge of all of Bechtel’s worldwide water and wastewater treatment, environmental assessment, permitting and remediation projects. Mr. Kluesener received his B.S. degree in Chemical Engineering from Northwestern University, his M.S. degree in water chemistry from the University of Wisconsin and his Ph. D. in water chemistry also from the University of Wisconsin. Mr. Kluesener currently

KAISER VENTURES LLC AND SUBSIDIARIES

teaches chemistry classes at the Merritt College in Oakland, California and at Diablo Valley College in Concord, California. He is also the manager of a small consulting company, Infrastructure Systems Consulting, that specializes in water and wastewater treatment studies. Mr. Kluesener served on the Board of Directors of Kaiser for a short period of time when it emerged from bankruptcy in 1988 because of Bechtel’s interest in the KSC bankruptcy. The Company issued 5,000 Class A Units to Mr. Kluesener in accordance with the Board compensation policy and entered into the Company’s standard indemnification agreement with Mr. Kluesener;

•

Concurred in an amendment to the employment agreements of the executive officers providing that upon the occurrence of a change of control, as defined in the amendment, that Kaiser would fund to Business Staffing, Inc. all severance obligations for the officers and Kaiser guaranteed the obligations of the employment agreements. (See Exhibits 10.1, 10.2 and 10.3 attached hereto);

•

Approved an amendment to the employment agreement of Gerald A. Fawcett approving the assignment of such agreement to Business Staffing, Inc. and documentation to of a potential bonus upon the sale of the Landfill Project. (See Exhibit 10.4 attached hereto);

•

Approved an amendment to the Amended and Restated Administrative Services Agreement between the Company and Business Staffing, Inc. providing that upon the occurrence of a change of control, as defined in the amendment, that Kaiser would fund all future severance obligations for all employees (See Exhibit 10.5);

•	Approved the Company’s unconditional guaranty of the payments and benefits due the officers of the Company under their respective employment agreements;

•

Approved the Fourth Amendment to the Amended and Restated Operating Agreement of the Company which clarifies certain matters involving potential distributions on the Class C and Class D Units including clarification that payments may be owed regardless of the form of any transaction and also provides, among other things, for a good faith reasonable allocation of any lump-sum consideration that may be received by members of the Company or by the Company upon any transaction. (See Exhibit 3.1); and

•	Approved the issuance of a cash bonus of $7,509 and of 21,455 units to each of the executive officers pursuant to the terms of the New Revenue Bonus Plan for the year ended December 31, 2010.

Item 6.	EXHIBITS

A.	Exhibits

Exhibit 3.1* - Fourth Amendment to the Amended and Restated Operating Agreement of the Company dated May 11, 2011.**

Exhibit 10.1* - Second Amendment to the Employment Agreement of Richard E. Stoddard dated May 11, 2011.**

Exhibit 10.2* - Second Amendment to the Employment Agreement of James F. Verhey dated May 11, 2011.**

Exhibit 10.3* - Second Amendment to the Employment Agreement of Terry L. Cook dated May 11, 2011.**

Exhibit 10.4* - First Amendment to the Employment Letter Agreement of Gerald A. Fawcett dated May 11, 2011.**

Exhibit 10.5* - First Amendment to the Amended and Restated Administration Service Agreement between the Company and Business Staffing, Inc. dated May 11, 2011.**

*	Compensation Plan or Agreement
**	Filed with this Report

KAISER VENTURES LLC AND SUBSIDIARIES

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).**

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a). **

Exhibit 32 - Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350. **

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: May 16, 2011	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: May 16, 2011	/s/ James F. Verhey

James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer