Form 10-Q
period 2011-06-30
KAISER VENTURES LLC
filed 2011-08-12
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At August 1, 2011, the registrant had 6,872,712 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2010 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. Those requesting a copy of such reports that are not currently members of the Company may also obtain a copy of the reports directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2010 Annual Report on Form 10-K and the Company’s first quarter 2011 Report on Form 10-Q as the information contained herein is often an update of the information in such reports.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2010 Annual Report on Form 10-K and the Company’s Report on Form 10-Q for the period ended March 31, 2011, for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

Overview

Our business is developing the remaining assets we received from the KSC bankruptcy. The possible opportunities with regard to such assets are summarized below:

•

We own an 83.13% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). The Landfill Project is currently subject to a contract for its sale to County District No. 2 of Los Angeles County (which we refer to as the District) for approximately $41 million plus an estimated approximate $8.9 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied, including resolution of the federal litigation involving a completed land exchange which has been adverse to the Company. On March 28, 2011, the U.S. Supreme Court denied our request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the U.S. Bureau of Land Management (“BLM”). We refer to this process of addressing the remaining issues identified in the federal litigation through the BLM as a “fix.”

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

•

We own or control millions of tons of iron ore resources at the Eagle Mountain Site. With this large amount of iron ore reserves and with the current high market prices for iron ore and other commodities, we are aggressively pursuing possible opportunities with regard to the iron ore and other mineral resources. In this regard, the Company has retained an investment banking and advisory firm to assist it in exploring possible opportunities and transactions with regard to these resources. The Company has received several confidential proposals for the Eagle Mountain iron ore resources which it currently is evaluating with the assistance of its investment banking firm. There is likely to be a range of possible opportunities including some that may take years to develop and implement.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Cash Maximization Strategy Status

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. The adverse federal land exchange litigation that impacts the landfill project alters and impacts the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. Thus, the final implementation of the cash maximization strategy will occur upon the positive resolution of the current adverse federal litigation involving the landfill project by a fix through the BLM and the sale of such project and upon the completion of the exploration and pursuit of possible mineral resource opportunities at the Eagle Mountain Site. Accordingly, final implementation of the cash maximization strategy could take an additional significant period of time.

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

Sale of Landfill Project. In August 2000, MRC entered into that certain Agreement for Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. In summary, the Landfill Project (which includes our royalty payments under the MRC Lease) is being sold for $41 million, plus an estimated approximate $8.9 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The closing of this transaction is currently scheduled to occur by September 30, 2011. However, the initial closing date has been extended a number of times. The sale of the Landfill Project is subject to the results of the District’s due diligence, satisfaction of numerous contingencies and the negotiation of various ancillary agreements. The contingencies include, but are not limited to, obtaining the transfer of the Landfill Project’s permits to the District and obtaining all necessary consents to the transaction as well as resolving the outstanding federal land exchange litigation which is discussed in more detail below. The adverse federal litigation jeopardizes the viability of the current landfill project. However, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the BLM. Accordingly, the receipt of the purchase price, in whole or in part, if at all, will continue to be delayed pending satisfactory resolution of these contingencies including resolution of the issues identified by the U.S. 9th Circuit Court of Appeals. At this time, we cannot estimate when or if ever the sale may be completed.

KAISER VENTURES LLC AND SUBSIDIARIES

As of the date of the filing of this Report, the parties agreed to extend the closing date to no later than September 30, 2011. The contractual expiration date has been extended a number of times previously. The conditions to closing are not expected to be met by the current expiration date particularly with the need to resolve the issues identified by the U.S. 9th Circuit Court of Appeals, and the parties will each need to decide whether to extend the closing period one or more additional times or waive certain conditions. There is no assurance or requirement that either of the parties will continue to extend the closing date and, if it is extended, for how long.

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

The Company and the U.S. Department of Interior each appealed the decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and Landfill Project appeal. In a 2 to 1 decision the majority opinion was adverse to the Landfill Project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. The dissenting judge found in the Company’s favor on all issues involving the land exchange and Landfill Project. A slightly modified decision was released on May 19, 2010, by the U.S. 9th Circuit Court of Appeals but the modified decision did not change any of the conclusions of the majority opinion. We elected to seek U.S. Supreme Court review of the adverse U.S. 9th Circuit Court of Appeals decision, but the U.S. Supreme Court on March 28, 2011, declined to accept our appeal. On May 10, 2011, the U.S. District Court issued its order remanding the actions “to the BLM for proceedings consistent with the Ninth Circuit’s May 19, 2010 amended opinion.”

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

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of our investments in MRC our

KAISER VENTURES LLC AND SUBSIDIARIES

ownership interest in MRC is currently 83.13%. Additional funding will be required to finance ongoing operations and any fix strategy that may be undertaken as a result of the U.S. 9th Circuit Court of Appeals decision. MRC is currently undertaking a private placement to its existing members for approximately $1.3 million which offering will be completed by the end of the third quarter of 2011. We will purchase at least our current pro rata ownership interest in such private placement which will result in a minimum additional investment by the Company of $1,080,690.

Write-down of Investment in Eagle Mountain Landfill Project. In accordance with the requirements of generally accepted accounting principles (“GAAP”), we wrote down the carrying cost of the investment in the Landfill Project on our financial statements effective June 30, 2010, and again effective as of March 31, 2011. For additional information, see “Part I.—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OPERATING RESULTS—Write-Down of Investment in Eagle Mountain Landfill.”

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

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the first six months of 2011 have ranged from a low of 0.18% to a high of 0.39%; however, the average rate for the first six months of 2011 has been 0.32%. These rates do not include the credit

KAISER VENTURES LLC AND SUBSIDIARIES

enhancement fee of approximately 1.25%, which is paid to the bank providing the credit enhancement. The bank that provides the letters of credit that support the Pollution Control Finance Authority bonds extended the letters of credit for the 1997 Phase 1 bonds through June 30, 2012, which is their stated date of maturity and for the 2000 Phase 2 bonds through June 2016.

The performance of the West Valley MRF, which has been negatively impacted by the recent world-wide economic recession, continues to improve primarily as a result of increasing commodity prices. A cash distribution of $500,000 was received from the West Valley MRF during the first quarter of 2011. No distributions were made during the second quarter but a $750,000 distribution was received from West Valley MRF in July 2011.

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detail in the Company’s Annual Report on Form 10-K for 2010. Waste volumes continue to be negatively impacted by the down-turn in the California economy. While commodity prices have continued to slowly improve, the volatility of commodity prices and any material reduction in such prices, will negatively impact the revenues, margins and net income of the West Valley MRF. Governmental regulation and competition for and loss of expiring waste contracts would also negatively impact the West Valley MRF.

Eagle Mountain, California

We continue to explore various other opportunities for the use of the land, facilities and other resources at Eagle Mountain. As discussed extensively in our Report on Form 10-K for the year ended December 31, 2010, we are actively pursuing possible transactions involving the substantial measured and indicated iron ore reserves at Eagle Mountain. Iron ore mining is physically compatible with the Landfill Project with the cooperation of the parties that may be involved. As of the date of the filing of this Report on Form 10-Q, we have received several confidential proposals. Our investment banker is assisting us in evaluating all prospects and proposals with the objective of consummating the best attractive proposal. However, there is no assurance that the Company will be able to negotiate and enter into an acceptable agreement with any prospect and, even if an agreement is entered into, that there will be a successful transaction.

Lake Tamarisk

The Company continues to consider the possible sale of its property at Lake Tamarisk.

OPERATING RESULTS

Write-down of Investment in the Eagle Mountain Landfill

While disclosed and discussed in our 2010 Annual Report on Form 10-K, we again call your attention to the fact that Kaiser wrote down the carrying value of MRC’s investment in the Eagle Mountain Landfill Project as reflected in our financial statements as of June 30, 2010 and March 31, 2011. This determination of impairment resulted in write-downs of the carrying amount of the investment in the Eagle Mountain Landfill Project effective as of June 30, 2010 to $20,526,000. The total amount of the 2010 write-down recorded was $12,504,000. On March 28, 2011, the U.S. Supreme Court denied our request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the U.S. Bureau of Land Management BLM. Even though we are evaluating pursuing a fix through the BLM of the deficiencies found to exist by U.S. 9th Circuit Court of Appeals, with the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to GAAP of whether the investment in the Eagle Mountain Landfill Project was impaired resulted in a determination of impairment and an additional write-down of the carrying amount of the MRC investment in the Eagle Mountain Landfill Project as of March 31, 2011. As permitted by GAAP, the impairment

KAISER VENTURES LLC AND SUBSIDIARIES

determination and resulting calculation of fair value of the carrying amount of the MRC investment in the Eagle Mountain Landfill Project were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the denial of our appeal to the U.S. Supreme Court. The total amount of the additional write-down as of March 31, 2011 was $6,683,000. In addition, as required by the Accounting Standards Codification (“ASC”), all subsequent Eagle Mountain Landfill expenses will be expensed as incurred. It is possible that additional material write downs of the MRC investment in the Eagle Mountain Landfill could occur including, under certain circumstances, a write-down of the investment to zero.

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

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2011 and 2010

Revenues. Total revenues for the second quarter of 2011 were $614,000 as compared to $454,000 for 2010. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $118,000 to $562,000 for the second quarter of 2011 as compared to $444,000 for the same period in 2010. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the continuing increase in recyclable commodity prices (fiber and aluminum). However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses in 2011.

Revenue from Eagle Mountain operations increased for the second quarter of 2011 by $42,000 to $52,000 as compared to $10,000 for 2010, primarily due to increased revenue from entities renting the site for various media purposes.

Operating Costs. Operating costs decreased to $444,000 for the second quarter of 2011 from $12,826,000 for the same period in 2010. This decrease relates primarily to the recording of $12,504,000 in asset impairment expense relating to our Eagle Mountain Landfill Project during the same period in 2010 and the related increase in non-capitalized MRC expenses.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $477,000 for the second quarter of 2011 from $414,000 for the same period in 2010. This increase is primarily related to higher 2011 expenses which were incurred for outside legal expenses and auditing and tax services.

Net Interest and Investment Income. Net interest and investment income, including realized and unrealized gains of $6,000, for the second quarter of 2011 was a gain of $46,000 compared to a loss of $10,000 for the same period in 2010. Of the $46,000 gain for the second quarter of 2011, $40,000 was interest income, $3,000 was net realized and unrealized gains on the Company’s short-term investments and $3,000 was the unrealized gain on the Company’s SERP accounts.

Loss Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $261,000 in the second quarter of 2011 versus a pre-tax loss of $12,796,000 for the same period in 2010. The Company is taxed as a partnership and thus the Company’s annual results

KAISER VENTURES LLC AND SUBSIDIARIES

of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns.

Net Loss Attributable to Controlling Interest. For the second quarter of 2011, the Company incurred a net loss attributable to controlling interest of $232,000, which is equal to $0.03 per unit, versus a loss of $10,699,000, or $1.60 per unit for the same period in 2010.

Analysis of Results for the Six Months Ended June 30, 2011 and 2010

Revenues. Total revenues for the first six months of 2011 were $1,169,000, compared to $942,000 for 2010. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $300,000 to $1,102,000 as compared to $802,000 for 2010. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the continuing increase in recyclable commodity prices (fiber and aluminum). However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses in 2011.

Revenue from Eagle Mountain operations for the first six months of 2011 decreased by $73,000 to $67,000 as compared to $140,000 for 2010. This decrease is primarily the result of decreased sales of rock which was partially offset by increased media related revenues.

Operating Costs. Operating costs decreased to $7,512,000 for the first six months of 2011 from $13,118,000 for the same period in 2010. This decrease relates primarily to the $12,504,000 write –down of MRC’s investment in the Eagle Mountain Landfill project during the same period in 2010 versus the additional $6,683,000 write-down in the first quarter of 2011. In addition, the Company recorded $269,000 in non-capitalized MRC expenses in 2011 versus none in 2010.

Net Interest and Investment Income. Net interest and investment income, including net realized and unrealized gains of $57,000, for the first six months of 2011, was a gain of $135,000 compared to a gain of $80,000 for the same period in 2010. Of the $135,000 gain for the first six months of 2011; $78,000 relates to interest income, $9,000 was net realized and unrealized gains on the Company’s short-term investments and $48,000 relates to an unrealized gain on the Company’s SERP accounts.

Loss Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $7,211,000 in the first six months of 2011 versus a pre-tax loss of $12,973,000 for the same period in 2010. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary (in 2010 only) and; (b) a gross revenue tax imposed by the State of California.

Net Loss Attributable to Controlling Interest. For the first six months of 2011, the Company incurred a net loss of $6,027,000, or $0.89 per unit, versus a loss of $10,879,000, or $1.63 per unit for the same period in 2010.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $453,000 to $315,000 at June 30, 2011 from $768,000 at December 31, 2010. Included in cash

KAISER VENTURES LLC AND SUBSIDIARIES

and cash equivalents is $37,000 and $124,000 held solely for the benefit of MRC at June 30, 2011 and December 31, 2010, respectively.

Below is a table showing the major changes in cash during 2011:

Distributions received from the West Valley MRF	$500,000
Net increase in other current assets/liabilities	(250,000)
Net purchase and maturity of investments	763,000
Other cash used in operations	(1,466,000)

Net Decrease in Cash and Equivalents	$(453,000)

Working Capital. During the first six months of 2011, current assets decreased $1,117,000 to $5.7 million, while current liabilities decreased $87,000 to $1.9 million. The decrease in current assets was the net result of decreases in short term investments of $754,000 and $453,000 in cash and equivalents as discussed above. These decreases were partially offset by an increase in restricted cash of $48,000 and an increase in Accounts Receivable of $42,000. The decrease in current liabilities is the result of decreases of $13,000 and $76,000 in accounts payable and accrued liabilities, respectively. As a result, working capital decreased during the first six months of 2011 by $1,030,000 to $3.8 million at June 30, 2011.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Decrease in Cash and Cash Equivalent	$(453,000)
Increase in Accounts Receivable and Other, Net	42,000
Decrease in Short Term Investments	(754,000)
Increase in Restricted Cash	48,000
Changes in Current Liabilities
Decrease in Accounts Payable	13,000
Decrease in Accrued Liabilities	74,000

Net Decrease in Working Capital	$(1,030,000)

Accounts Receivable and Other (Net). During the first six months of 2011, accounts receivable and other current assets increased by $42,000 due to an increase in prepaid insurance.

Short-Term Investments. During the first six months of 2011, short-term investments decreased by $754,000. This is primarily the result of the sale of investments to provide operating funds. On June 30, 2011, the Company had $3.4 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $1,102,000 for the first six months of the year, was offset by the receipt of cash distributions totaling $500,000 resulting in a $602,000 increase to the Company’s investment in the West Valley MRF. As previously stated, the investment in the MRC Landfill Project was determined to be impaired and, therefore, was written-down by $6,683,000 during the first quarter of 2011 which was charged to earnings. As required by the ASC, all subsequent Eagle Mountain Landfill expenses will be expensed as incurred.

Other Assets. For the first six months of the year, there was a decrease in other assets of $159,000 which is the net result of the amortization of the environmental insurance policy of $150,000, and an increase in accumulated depreciation as of June 30, 2011 of $9,000. See Note 2. “ENVIRONMENTAL MATTERS”.

KAISER VENTURES LLC AND SUBSIDIARIES

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2011, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $2.7 million for which a reserve has been established. See Note 2. “ENVIRONMENTAL MATTERS”. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Non-Controlling Interest. As a result of the write-down of the Eagle Mountain Landfill investment, as of June 30, 2011, the Non-Controlling Interest recorded on the Company’s balance sheet was reduced by $1,173,000 to $1,963,000 which relates to the approximate 17.0% ownership interest in MRC that the Company does not own. Current MRC expenditures are no longer being capitalized but are charged against income. As of June 30, 2011 the resulting non-controlling interest is $1,963,000.

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

The Company believes the following critical accounting policies, which comply with the ASC, are important to the portrayal of the Company’s financial condition and results.

Investments. The Company accounts for investments under Section 320-10 of the ASC. The Company invests its excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. However, the Company expects to hold these investments to maturity, thereby mitigating any fluctuations in fair value.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Long-Lived Assets. In accordance with Section 360 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As discussed in more detail in this Report of Form 10-Q, effective June 30, 2010 and March 31, 2011, there were determinations of impairment of the Eagle Mountain Landfill investment, a long-lived asset, which resulted in write-down of the carrying amount of such investment in our financial statements.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in the MRC Landfill Project; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the resources at the Eagle Mountain Site on our fee owned property that are not a part of the Landfill Project such as the millions of tons of iron ore, stockpiled rock and other mineral resources. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets and investments in light of how to best provide maximum value to our members.

KAISER VENTURES LLC AND SUBSIDIARIES

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iii) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs; and (iv) future competition from competing facilities. The performance of the West Valley MRF, which was negatively impacted by the recent world-wide economic recession, has significantly improved in the first six months of 2011 versus 2010 primarily as a result of increasing commodity prices. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

Pending Sale of Eagle Mountain Landfill Project; Write-Down of Investment in MRC. As discussed in more detail in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Eagle Mountain Landfill Project and Pending Sale.” In August 2000, MRC entered into that certain Agreement For Purchase and Sale of Real Property and Related Personal Property In Regard To The Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions (“Landfill Project Sale Agreement”) with the District. The sale price for the Landfill Project is approximately $41 million, plus an estimated approximate $8.9 million in accrued interest from May 2001 to the date of this Report on Form 10-Q. The sale is subject to a number of conditions, several of which remain to be satisfied, including resolution of the federal litigation involving a completed land exchange which has been adverse to the Company. On March 28, 2011, the U.S. Supreme Court denied our request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the BLM, which we refer to as a “fix.” Even though we are evaluating pursuing a fix through the BLM of the deficiencies found to exist by U.S. 9th Circuit Court of Appeals, with the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to the ASC of whether the investment in Eagle Mountain Landfill Project was impaired, resulted in a determination of impairment and a write-down of the carrying amount of the MRC investment in the Eagle Mountain Landfill Project as of March 31, 2011.

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

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. The adverse federal land exchange litigation that impacts the Landfill Project alters and impacts the timing of the continuing implementation of the cash maximization strategy, including materially adversely impacting any amount that may be received in the future by our unitholders. Thus, the final implementation of the cash maximization strategy will occur upon the positive resolution of the current adverse federal litigation involving the landfill project by a fix through the BLM and the sale of such project and upon the completion of the exploration and pursuit of possible mineral resource opportunities at the Eagle Mountain Site. Accordingly, final implementation of

KAISER VENTURES LLC AND SUBSIDIARIES

the cash maximization strategy could take an additional significant period of time. We are currently working on the following material matters:

•

With regard to the Landfill Project, we are evaluating the time and money necessary to pursue a fix through the BLM. This fix process would ultimately include the federal courts reviewing the adequacy of the fix. A fix through the BLM and the likely court review would take several years once the fix is formally initiated. Due to the results of the federal litigation and if there is not a successful fix through the BLM, it is possible that there ultimately may not be a viable landfill project;

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

The Company expects a liquidating event for its members once the cash maximization strategy is completed but it is currently anticipated that such strategy will not be completed until the current projects are completed and sold which may take a significant amount of additional time.

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

FINANCIAL STATEMENTS

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	June 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$315,000	$768,000
Accounts receivable and other, net of allowance for doubtful accounts of $38,000	157,000	115,000
Short-term investments	3,367,000	4,121,000
Restricted cash and cash equivalents:
Pledge for LOC’s	750,000	750,000
Contribution to Company SERP	1,095,000	1,047,000

	5,684,000	6,801,000

Due from Business Staffing Inc.	100,000	—

Eagle Mountain Landfill investment	13,843,000	20,526,000

Investment in West Valley MRF	5,793,000	5,191,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	600,000	750,000
Buildings and equipment (net)	345,000	354,000

	945,000	1,104,000

Total Assets	$28,830,000	$36,087,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	June 30, 2011	December 31, 2010
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$48,000	$61,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	655,000	729,000

	1,893,000	1,980,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Deferred lease liability	2,000	5,000
Environmental remediation reserve	2,716,000	2,733,000
Other accrued liabilities	250,000	250,000

	9,646,000	9,666,000

Total Liabilities	11,539,000	11,646,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at June 30, 2011 6,852,712, at December 31, 2010 6,709,023	15,328,000	21,305,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	15,328,000	21,305,000
Equity attributable to non-controlling interest	1,963,000	3,136,000

Total Members’ Equity	17,291,000	24,441,000

Total Liabilities and Members’ Equity	$28,830,000	$36,087,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Six Months Ended June 30

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues
Income from equity method investment in the
West Valley MRF, LLC	$562,000	$444,000	$1,102,000	$802,000
Eagle Mountain revenues	52,000	10,000	67,000	140,000

Total revenues	614,000	454,000	1,169,000	942,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	150,000	150,000
Eagle Mountain Landfill investment impairment expense	—	12,504,000	6,683,000	12,504,000
Non-capitalized MRC expenses	149,000	—	269,000	—
Expenses related to Eagle Mountain	220,000	247,000	410,000	464,000

Total operating costs	444,000	12,826,000	7,512,000	13,118,000

Gross Income (Loss)	170,000	(12,372,000)	(6,343,000)	(12,176,000)
Corporate General and Administrative Expenses

Total corporate and administrative expense	477,000	414,000	1,003,000	877,000

Loss from Operations	(307,000)	(12,786,000)	(7,346,000)	(13,053,000)
Fair Value Adjustments of Available for Sale Securities	6,000	7,000	57,000	25,000
Net Interest and Investment Income	40,000	(17,000)	78,000	55,000

Loss before Income Tax Provision and allocations of Noncontrolling interest	(261,000)	(12,796,000)	(7,211,000)	(12,973,000)
Income Tax (Benefit) Provision	(4,000)	12,000	(11,000)	15,000

Net Loss before allocation of non-controlling interest	(257,000)	(12,808,000)	(7,200,000)	(12,988,000)

Net loss attributable to non-controlling interest	(25,000)	(2,109,000)	(1,173,000)	(2,109,000)

Net loss attributable to controlling interest	$(232,000)	$(10,699,000)	$(6,027,000)	$(10,879,000)

Basic Loss Per Unit	$(0.03)	$(1.60)	($0.89)	($1.63)

Diluted Loss Per Unit	$(0.03)	$(1.60)	$($0.89)	$($1.63)

Basic Weighted Average Number of Units Outstanding	6,822,000	6,674,000	6,797,000	6,679,000
Diluted Weighted Average Number of Units Outstanding	6,822,000	6,674,000	6,797,000	6,679,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Total Net Loss	$(7,200,000)	$(12,988,000)
Adjustments to reconcile net loss/income to net cash used by operating activities
Investment impairment expense	6,683,000	12,504,000
Net realized and unrealized gain on investments	(57,000)	(24,000)
Equity income recorded	(1,102,000)	(802,000)
Cash distributions received from West Valley	500,000	1,000,000
Depreciation and amortization	159,000	157,000
Class A Units / stock-based compensation expense	50,000	32,000
Changes in assets:
Receivables and other	(142,000)	27,000
Changes in liabilities:
Accounts payable and accrued liabilities	(90,000)	(54,000)
Environmental remediation expenditures	(17,000)	(29,000)

Net cash flows used in operating activities	(1,216,000)	(177,000)

Cash Flows from Investing Activities
Net Investment Activity	763,000	(240,000)
Capital Asset dispositions	—	19,000
Capitalized landfill expenditures	—	(311,000)

Net cash flows provided by (used in) investing activities	763,000	(532,000)

Cash Flows from Financing Activities
Decrease in restricted cash for SERP and Pledges	—	647,000

Net cash flows provided by financing activities	—	647,000

Net Changes in Cash and Cash Equivalents	(453,000)	(62,000)
Cash and Cash Equivalents at Beginning of Year	768,000	1,465,000

Cash and Cash Equivalents at End of Period	$315,000	$1,403,000

Supplemental disclosure of Cash Flow Information
	2011	2010
Cash paid during the period for income taxes	$4,800	$6,500

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, as well as the related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2011, and results of operations and cash flows for the six month periods ended June 30, 2011 and 2010.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; all of which are 100% owned; and Mine Reclamation, LLC, which is 83.13% owned.

As discussed in our 2010 Annual Report on Form 10-K as a subsequent event, effective January 1, 2011, the Company sold its Business Staffing, Inc. (“BSI”) subsidiary to Richard Stoddard, James Verhey and to Tri-C, LLC, a limited liability company controlled by Terry Cook. Messrs. Stoddard, Verhey and Cook are the executive officers of the Company. BSI was established in 2001 in connection with the conversion of Kaiser Ventures Inc. to a limited liability company. BSI is an administrative services company that provides administrative services and employees to the Company. BSI is reimbursed by the Company, without mark-up, only for the expenses it incurs in providing services for the benefit of the Company and its subsidiaries. BSI will continue to provide services for the Company and its subsidiaries on such basis in accordance with an Amended and Restated Administrative Services Agreement. The purchase price for all of the stock of BSI was $3.00 plus the assumption of certain liabilities such as the deferred compensation obligations to those employees or prior employees that are currently participants in the Company’s supplemental executive retirement plans. BSI will be responsible for such plans going forward and will become the sponsor for each plan. At January 1, 2011, BSI had minimal assets and liabilities. There was no gain or loss on the transaction, which was recorded in the March 2011 results.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2011 the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.”

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2011 and December 31, 2010. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the quarter.

KAISER VENTURES LLC AND SUBSIDIARIES

	Available-for-sale Securities at June 30, 2011 and December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Bond Funds at June 30, 2011	$3,310,000	$57,000	$—	$3,367,000
Bond Funds at December 31, 2010	$4,109,000	$12,000	$—	$4,121,000

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

The following table presents information about our assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of June 30, 2011:
Cash and cash equivalents	$315,000	$315,000	—	—
Short-term investments	$3,367,000	$3,367,000	—	—

Assets as of December 31, 2010:
Cash and cash equivalents	$768,000	$768,000	—	—
Short-term investments	$4,121,000	$4,121,000	—	—

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). After the June 30, 2011 payment, the total outstanding Authority debt is $5,820,000.

The payment schedule as of May 31, 2011, for the California Pollution Control Authority bonds is summarized below.

	PAYMENT SCHEDULE
	1997	2000
YEAR	BONDS	BONDS		TOTAL
2011	$630,000	$—		$630,000
2012	620,000	—		620,000
2013 thru
2029	—	4,930,000	(1)	4,930,000	(1)
2030	—	270,000		270,000

TOTAL	$1,250,000	$5,200,000		$6,450,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	May 31, 2011	November 30, 2010
Balance Sheet Information:

Current Assets	$9,804,000	$8,641,000
Property and Equipment (net)	9,969,000	10,228,000
Other Assets	1,000	3,000

Total Assets	$19,774,000	$18,872,000

Current Liabilities	$4,130,000	$4,432,000
CPCFA Bonds Payable – Long Term Portion	5,820,000	5,820,000
Members’ Equity	9,824,000	8,620,000

Total Liabilities and Members’ Equity	$19,774,000	$18,872,000

	2011	2010
Income Statement Information:

For the Six Months Ended May 31
Net Revenues	$6,863,000	$6,263,000
Gross Profit	$2,857,000	$2,285,000
Net Income	$2,204,000	$1,605,000

The increase in current assets between November 30, 2010 and May 31, 2011 is due primarily to an increase in cash. The increase in Members’ Equity for the West Valley MRF between November 30, 2010 and May 31 , 2011, is primarily due to the fact that net income exceeded cash distributions during this period.

The Company recognized equity income from the West Valley MRF of $1,102,000 and $802,000 for the first six months of 2011 and 2010, respectively.

Note 6. EVALUATION OF LONG-LIVED ASSETS

In accordance with Section 360 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our reviews as of June 30, 2011, concluded that no impairment of the following long-lived assets had occurred: (a) our 50% ownership interest in the West Valley MRF because the West Valley MRF continues to generate significant net income and positive cash flow; and (b) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

Even though we are evaluating pursuing a “fix” through the BLM of the deficiencies found to exist by U.S. 9th Circuit Court of Appeals, with the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to the ASC of whether the MRC investment in Eagle Mountain Landfill Project was impaired, resulted in a determination of impairment and a write-down of the carrying amount of the MRC investment in Eagle Mountain Landfill Project as of March 31, 2011. As required by GAAP, the impairment determination and resulting calculation of fair value of the carrying amount of the MRC investment in Eagle Mountain Landfill Project were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the U.S. Supreme Court declined to accept the petition requesting further review of the adverse U.S. 9th Circuit Court of Appeals decision as of March 28, 2011. The total amount of the write-down was $6,683,000 which was charged to earnings in the first quarter of 2011. Previously, in 2010, the Company recorded a $12,504,000 write-down of MRC’s Eagle Mountain Landfill Project investment as a result of its quarterly evaluation of long-lived assets and its determination that impairment had occurred as of June 30, 2010.

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

As of June 30, 2011, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of a substantial portion of Kaiser’s former Fontana mill site property (“Mill Site Property”), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.7 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

Landfill Project Litigation. Currently, the only pending litigation involving the Landfill Project concerns two lawsuits filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. The Company and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. In November 2009, a three judge panel of the U.S. 9th Circuit Court of Appeals released its decision on the matter. The majority of the panel affirmed and reversed in part the U.S. District Court decision. The dissenting judge would have found in the Company’s and BLM’s favor on all matters. The Company sought further review of this decision by a broader panel of U.S. 9th Circuit of appeals judges but on July 30, 2010, such review was denied by the 9th Circuit. On March 28, 2011, the U.S. Supreme Court denied our request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, we are currently in the process of determining the best means of addressing the deficiencies identified by the U.S. 9th Circuit Court of Appeals through the U.S. Bureau of Land Management (“BLM”). This decision could adversely impact the viability of the Landfill Project and the agreement to sell the Landfill Project to the District, including termination of the agreement. As of June 30, 2010 and March 31, 2011, the Company has written-down the MRC investment in the Eagle Mountain Landfill Project. (See Note 6 above.)

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of our investments in MRC our ownership interest in MRC is currently 83.13%. Additional funding will be required to finance ongoing operations and any “fix” strategy that may be undertaken as a result of the U.S. 9th Circuit Court of Appeals decision. It is anticipated that a private placement of approximately $1.3 million will be undertaken by MRC in the third quarter of 2011.

Contingent Distributions on Class B, C and D Units. Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms.

Note 8. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

KAISER VENTURES LLC AND SUBSIDIARIES

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

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

Not applicable. However, MRC is conducting a private placement to its existing members.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Not applicable.

Item 5.	OTHER INFORMATION

As previously reported, on May 11, 2011, the Board of Managers took the following actions, among others:

•

Appointed John Kluesener to the Board of Managers and to the Board’s Audit Committee. Mr. Kluesener retired from Bechtel Corporation after 35 years of work in 2007. While working for Bechtel he worked on or was project manager for various projects of various sizes including: wastewater and hazardous waste projects with a value of up to $2.6 billion; project leader for hurricane Katrina recovery projects; assisting the government of Qatar with regard to a 25 year plan for infrastructure improvements with an implementation budget of over $2 billion; and project manager for the evaluation of repairs and upgrades of for the water systems for much of Iraq. In addition, Mr. Kluesener was in charge of all of Bechtel’s worldwide water and wastewater treatment, environmental assessment, permitting and remediation projects. Mr. Kluesener received his B.S. degree in Chemical Engineering from Northwestern University, his M.S. degree in water chemistry from the University of Wisconsin and his Ph. D. in water chemistry also from the University of Wisconsin. Mr. Kluesener currently teaches chemistry classes at the Merritt College in Oakland, California and at Diablo Valley College in Concord, California. He is also the manager of a small consulting company, Infrastructure Systems Consulting that specializes in water and wastewater treatment studies. Mr. Kluesener served on the Board of Directors of Kaiser for a short period of time when it emerged from bankruptcy in 1988 because of Bechtel’s interest in the KSC bankruptcy. The Company issued 5,000 Class A Units to Mr. Kluesener in accordance with the Board compensation policy and entered into the Company’s standard indemnification agreement with Mr. Kluesener;

•

Concurred in an amendment to the employment agreements of the executive officers providing that upon the occurrence of a change of control, as defined in the amendment, that Kaiser would fund to Business Staffing, Inc. all severance obligations for the officers and Kaiser guaranteed the obligations of the employment agreements;

KAISER VENTURES LLC AND SUBSIDIARIES

•

Approved an amendment to the employment agreement of Gerald A. Fawcett approving the assignment of such agreement to Business Staffing, Inc. and documentation to of a potential bonus upon the sale of the Landfill Project;

•

Approved an amendment to the Amended and Restated Administrative Services Agreement between the Company and Business Staffing, Inc. providing that upon the occurrence of a change of control, as defined in the amendment, that Kaiser would fund all future severance obligations for all employees;

•	Approved the Company’s unconditional guaranty of the payments and benefits due the officers of the Company under their respective employment agreements;

•

Approved the Fourth Amendment to the Amended and Restated Operating Agreement of the Company which clarifies certain matters involving potential distributions on the Class C and Class D Units including clarification that payments may be owed regardless of the form of any transaction and also provides, among other things, for a good faith reasonable allocation of any lump-sum consideration that may be received by members of the Company or by the Company upon any transaction; and

•	Approved the issuance of a cash bonus of $7,509 and of 21,455 units to each of the executive officers pursuant to the terms of the New Revenue Bonus Plan for the year ended December 31, 2010.

Exhibits for the foregoing items, as appropriate, were filed with the Company’s Report on Form 10-Q for the quarter ended March 31, 2011.

Item 6.	EXHIBITS

A.	Exhibits

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).*

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a). *

Exhibit 32 - Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350. *

Exhibit 101 - The following materials from Kaiser Ventures LLC Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed with this Report.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: August 12, 2011	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: August 12, 2011	/s/ James F. Verhey

James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer