Form 10-Q
period 2011-09-30
KAISER VENTURES LLC
filed 2011-11-14
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At November 1, 2011, the registrant had 6,957,712 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 84,612 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2010 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and for the quarter ended June 30, 2011. Those requesting a copy of such reports that are not currently members of the Company may also obtain a copy of the reports directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2010 Annual Report on Form 10-K and the Company’s first and second quarter 2011 Report on Form 10-Q as the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: the filing by Mine Reclamation, LLC of a voluntary petition in bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code; pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the challenge, reduction or loss of any claimed tax benefit, including Kaiser’s conclusion that its tender offer completed in December 2008 would not result in the Company being treated as a “publicly traded partnership”; any obligations that could arise out of any sale of the Company’s ownership interests in Kaiser Eagle Mountain, LLC, Lake Tamarisk Development, LLC and Mine Reclamation, LLC; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2010 Annual Report on Form 10-K and the Company’s Report on Form 10-Q for the period ended March 31, 2011 and for the period ended June 30, 2011 for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

The Financial Statements are located at the end of Item 3, beginning on Page 11 of this Report and are incorporated herein by this reference.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

Overview

Our business is developing and monetizing as appropriate the remaining assets we received from the KSC bankruptcy. Following is a summary of our material assets other than cash and securities:

•

We own an 84.247% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which has been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange is central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal. Although the matter has been remanded to the BLM for further proceedings in accordance with the decision of the U.S 9th Circuit Court of Appeals, there is no pending litigation and no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. For additional information on the federal land exchange litigation see below in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—EAGLE MOUNTAIN LANDFILL PROJECT AND MRC—Prior Federal Landfill Project Litigation.” Further, MRC and the County Sanitation District No. 2 of Los Angeles County (the “District”) had entered into an Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions on August 9, 2000 (the “Landfill Project Sale Agreement”). The closing date under the Landfill Project Sale Agreement had been extended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Under each of those extension agreements, the District had the right to either purchase the Landfill Project in its “as is” condition or to terminate its Landfill Project Sale Agreement with MRC. The latest extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. The Chief Engineer and General Manager of the District had indicated that the District was not intending to proceed with the purchase of the Landfill Project. He later communicated that the District would be purchasing the Landfill Project on October 31, 2011. The District subsequently repudiated in writing the terms of the latest extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with the permitting of the landfill which would involve substantial additional financial resources and time, neither of which MRC has. Thus, MRC filed for bankruptcy protection on October 30, 2011, in federal bankruptcy court in Riverside County, California in order to preserve and protect its assets and options with respect to such assets. Management does not currently believe that MRC’s bankruptcy filing will have a material impact on Kaiser’s operations.

KAISER VENTURES LLC AND SUBSIDIARIES

•

We continue to own or control millions of tons of iron ore resources at the Eagle Mountain Site. With this large amount of iron ore reserves and with the current high market prices for iron ore and other commodities, we have been aggressively pursuing possible opportunities with regard to the iron ore and other mineral resources. In this regard, the Company has retained an investment banking and advisory firm to assist it in exploring possible opportunities and transactions with regard to these resources. The Company received several confidential proposals for transactions involving the Eagle Mountain iron ore resources. The Company did enter into an option and purchase agreement whereby the option holder could purchase Kaiser’s ownership interest in MRC, in Kaiser Eagle Mountain, LLC (“Kaiser Eagle Mountain”), the owner of the property at Eagle Mountain, and in Lake Tamarisk Development, LLC (“Lake Tamarisk”), the owner of property at Lake Tamarisk. Such purchase was subject, in all instances, to the rights of the District to acquire the Landfill Project on or before October 31, 2011. The option holder was also willing to purchase the ownership interests in MRC that Kaiser did not own. However, with the actions of the District and the bankruptcy filing by MRC, the option holder did not exercise its option. The performance of the option and purchase agreement was tolled for a limited period and that tolling period will lapse without further extension.

•

We are also analyzing the issues and opportunities created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of the taking of our property by eminent domain.

•

We continue to own a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility which we refer to as the West Valley MRF.

Cash Maximization Strategy Status

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. The adverse final decision in the federal land exchange litigation negatively impacts MRC’s ability to pursue the Landfill Project, which in turn alters and adversely impacts the timing of the continuing implementation of the cash maximization strategy. In addition, the potential sale of our ownership interest in Kaiser Eagle Mountain, Lake Tamarisk Development, and MRC, would have substantially advanced the final implementation of the cash maximization strategy.

Eagle Mountain Landfill Project and MRC

In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC was seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. On May 26, 2000, the Company also entered into a Real Estate Option Agreement (the “MRC Option”) with MRC which would permit MRC to acquire the real property for the Landfill Project upon the terms and conditions set forth in the MRC Option. The MRC Option has not yet been exercised and expires on December 31, 2011, if it is not extended by mutual agreement. The Company currently owns approximately 84.247% of the Class B units and 100% of the Class A units of MRC. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy. For additional information, please see the discussion above under the first bullet point paragraph in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Overview.”

As part of the proceedings in Bankruptcy Court, MRC will need to develop a plan of reorganization which will include decisions regarding the status of the MRC Lease, the MRC Option and the Landfill Project Sale Agreement, among other things.

KAISER VENTURES LLC AND SUBSIDIARIES

Prior Federal Landfill Project Litigation. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued its opinion in Donna Charpied, et al., Plaintiffs v. United States Department of Interior, et al., Defendants (Case No. ED CV 99-0454 RT (Mex)) and in National Parks and Conservation Association, Plaintiff v. Bureau of Land Management, et al., Defendants (ED CV 00-0041 RT (Mex)). That decision is adverse to the Landfill Project in that it sets aside a land exchange completed between the Company and BLM in October 1999 and two BLM rights-of-way.

The Company and the U.S. Department of Interior each appealed the decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and Landfill Project appeal. In a 2 to 1 decision the majority opinion was adverse to the Landfill Project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. A slightly modified decision was released on May 19, 2010, by the U.S. 9th Circuit Court of Appeals but the modified decision did not change any of the conclusions of the majority opinion. We elected to seek U.S. Supreme Court review of the adverse U.S. 9th Circuit Court of Appeals decision, but the U.S. Supreme Court on March 28, 2011, declined to accept our appeal. On May 10, 2011, the U.S. District Court issued its order remanding the actions “to the BLM for proceedings consistent with the Ninth Circuit’s May 19, 2010 amended opinion.” With the decision of the U.S. Supreme Court not to hear the appeal of the adverse decision of the 9th Circuit Court of Appeals, there is no longer any pending litigation and the adverse federal litigation is final and fully concluded as no further appeals are available.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private offerings of securities to its existing equity owners. As a result of a private placement completed in September 2011, MRC raised total proceeds of approximately $1.3 million, of which Kaiser contributed $1,146,344 which increased Kaiser’s ownership interest in MRC from 83.13% to 84.247%. The amount raised in the September 2011 private placement is far short of the total estimated amount of funds that would be necessary to implement any “fix” of the land exchange.

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

Construction of the West Valley MRF was financed primarily by bonds issued by the California Pollution Control Finance Authority. The bonds have a variable interest rate that is adjusted weekly. The rates during the first nine months of 2011 have ranged from a low of 0.15% to a high of 0.40%; however, the average rate for the first nine months of 2011 has been 0.29%. These rates do not include the credit enhancement fee of approximately 1.25%, which is paid to the bank providing the credit enhancement. The bank that provides the letters of credit that support the Pollution Control Finance Authority bonds extended the letters of credit for the 1997 Phase 1 bonds through June 30, 2012, which is their stated date of maturity and for the 2000 Phase 2 bonds through June 2016.

The performance of the West Valley MRF, which has been negatively impacted by the recent world-wide economic recession, continues to improve primarily as a result of increasing commodity prices. However, such improvement generally plateaued in the third quarter as a result of continuing world-wide financial and economic weakness. A cash distribution of $500,000 was received from the West Valley MRF during the first quarter of 2011 and a cash distribution of $750,000 was received in July 2011.

KAISER VENTURES LLC AND SUBSIDIARIES

Risks. There are a number of risks associated with the West Valley MRF which are discussed in more detail in the Company’s Annual Report on Form 10-K for 2010. Waste volumes remain negatively impacted by the down-turn in the California economy. In addition, any material reduction in commodity prices would negatively impact the revenues, margins and net income of the West Valley MRF. Governmental regulation and competition for and loss of expiring waste contracts would also negatively impact the West Valley MRF.

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

Results of Operations

Analysis of Results for the Quarters Ended September 30, 2011 and 2010

Revenues. Total revenues for the third quarter of 2011 were $645,000 as compared to $652,000 for the comparable period in 2010. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $76,000 to $588,000 for the third quarter of 2011 as compared to $512,000 for the same period in 2010. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the continuing increase in recyclable commodity prices (fiber and aluminum). However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses in 2011.

Revenue from Eagle Mountain operations decreased for the third quarter of 2011 by $83,000 to $57,000 as compared to $140,000 for 2010, primarily due to decreased revenue from salvage and scrap sales as compared to the same period in 2010.

Operating Costs. Operating costs increased to $548,000 for the third quarter of 2011 from $441,000 for the same period in 2010. This increase relates primarily to legal and consulting expenses incurred in pursuit of various business opportunities associated with the Company’s Eagle Mountain assets.

Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased to $467,000 for the third quarter of 2011 from $513,000 for the same period in 2010. This decrease is primarily related to the purchase of new office computers during this period in 2010.

Net Interest and Investment Income. Net interest and investment income, including net realized and unrealized losses of $146,000, for the third quarter of 2011 was a loss of $123,000 compared to a gain of $165,000 for the same period in 2010. Of the $123,000 loss for the third quarter of 2011, $23,000 was interest income, $14,000 was net realized and unrealized loss on the Company’s short-term investments and $132,000 was the net unrealized loss on the Company’s SERP accounts.

Loss Before Income Tax Benefit and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $493,000 in the third quarter of 2011 versus a pre-tax loss of $137,000 for the same period in 2010. The Company is taxed as a partnership and thus the Company’s annual results of

KAISER VENTURES LLC AND SUBSIDIARIES

operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns.

Net Loss Attributable to Controlling Interest. For the third quarter of 2011, the Company incurred a net loss attributable to controlling interest of $438,000, which is equal to $0.06 per unit, versus a loss of $32,000, or $0.00 per unit for the same period in 2010.

Analysis of Results for the Nine Months Ended September 30, 2011 and 2010

Revenues. Total revenues for the first nine months of 2011 were $1,814,000, compared to $1,594,000 for 2010. The reasons for this increase are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF increased by $376,000 to $1,690,000 as compared to $1,314,000 for 2010. This increase, which is the result of increased operating profit from the West Valley MRF, is due primarily to higher recyclable sales resulting from the continuing increase in recyclable commodity prices (fiber and aluminum). However, West Valley continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of higher commodity prices was partially offset by higher recyclable rebates and buyback expenses in 2011.

Revenue from Eagle Mountain operations for the first nine months of 2011 decreased by $156,000 to $124,000 as compared to $280,000 for 2010. This decrease is primarily the result of decreased sales of rock and scrap metal which was partially offset by increased media related revenues.

Operating Costs. Operating costs decreased to $8,060,000 for the first nine months of 2011 from $13,559,000 for the same period in 2010. This decrease relates primarily to the $12,504,000 write –down of MRC’s investment in the Eagle Mountain Landfill project during the same period in 2010 versus the additional $6,683,000 write-down in the first quarter of 2011. In addition, the Company recorded $349,000 in non-capitalized MRC expenses in 2011 versus $114,000 in 2010.

Net Interest and Investment Income. Net interest and investment income, including net realized and unrealized losses of $90,000, for the first nine months of 2011, was a gain of $12,000 compared to a gain of $246,000 for the same period in 2010. Of the $12,000 gain for the first nine months of 2011, $102,000 relates to interest income, $5,000 was net realized and unrealized losses on the Company’s short-term investments and $85,000 relates to a net unrealized loss on the Company’s SERP accounts.

Loss Before Income Tax Benefit and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $7,705,000 in the first nine months of 2011 versus a pre-tax loss of $13,109,000 for the same period in 2010. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s former subsidiary Business Staffing Inc. (in 2010 only); and (b) a gross revenue tax imposed by the State of California.

Net Loss Attributable to Controlling Interest. For the first nine months of 2011, the Company incurred a net loss of $6,465,000, or $0.95 per unit, versus a loss of $10,910,000, or $1.63 per unit for the same period in 2010.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $408,000 to $1,176,000 at September 30, 2011 from $768,000 at December 31, 2010. Included

KAISER VENTURES LLC AND SUBSIDIARIES

in cash and cash equivalents is $580,000 and $124,000 held solely for the benefit of MRC at September 30, 2011 and December 31, 2010, respectively.

Below is a table showing the major changes in cash during 2011:

Distributions received from the West Valley MRF	$1,250,000
Net increase in other current assets/liabilities	(176,000)
Net purchase and maturity of investments	1,431,000
Other cash used in operations	(2,097,000)

Net Increase in Cash and Equivalents	$408,000

Working Capital. During the first nine months of 2011, current assets decreased $1,099,000 to $5.7 million, while current liabilities increased $21,000 to $2.0 million. The decrease in current assets was the net result of decreases in short term investments of $1,437,000, and a decrease in restricted cash of $105,000. These decreases were partially offset by an increase in Accounts Receivable of $35,000 and $408,000 in cash and equivalents as discussed above. The increase in current liabilities is the result of increases of $14,000 and $7,000 in accounts payable and accrued liabilities, respectively. As a result, working capital decreased during the first nine months of 2011 by $1,120,000 to $3.7 million at September 30, 2011.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Increase in Cash and Cash Equivalent	$408,000
Increase in Accounts Receivable and Other, Net	35,000
Decrease in Short Term Investments	(1,437,000)
Decrease in Restricted Cash	(105,000)
Changes in Current Liabilities
Increase in Accounts Payable	(14,000)
Increase in Accrued Liabilities	(7,000)

Net Decrease in Working Capital	$(1,120,000)

Accounts Receivable and Other (Net). During the first nine months of 2011, accounts receivable and other current assets increased by $35,000 primarily due to an increase in prepaid insurance.

Short-Term Investments. During the first nine months of 2011, short-term investments decreased by $1,437,000. This is primarily the result of the sale of investments to provide operating funds. On September 30, 2011, the Company had $2.7 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $1,690,000 for the first nine months of the year, was offset by the receipt of cash distributions totaling $1,250,000 resulting in a $440,000 increase to the Company’s investment in the West Valley MRF.

As previously stated, the investment in the MRC Landfill Project was determined to be impaired and, therefore, was written-down by $6,683,000 during the first quarter of 2011 which was charged to earnings. As required by the ASC, all subsequent Eagle Mountain Landfill expenses will be expensed as incurred.

Other Assets. For the first nine months of the year, there was a decrease in other assets of $214,000 which is the net result of the amortization of the environmental insurance policy of $225,000, and an

KAISER VENTURES LLC AND SUBSIDIARIES

increase in accumulated depreciation as of September 30, 2011 of $14,000, which were partially offset by the establishment of a $25,000 refundable legal retainer.

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of September 30, 2011, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $2.7 million for which a reserve has been established. See Note 2. “ENVIRONMENTAL MATTERS”. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Non-Controlling Interest. During the first nine months of 2011, the Non-Controlling Interest decreased by $1,032,000 from $3,136,000 as of December 31, 2010 to $2,104,000 as of September 30, 2011 due to the following factors: (i) Net loss attributable to Non-Controlling Interest for the nine month period amounted to $1,186,000 which was largely related to the write-down of the Eagle Mountain Landfill investment recorded in first quarter of 2011; and (ii) In September 2011, MRC completed a private placement whereby they raised total proceeds of $1.3 million, of which approximately $154,000 was contributed by Non-Controlling Interests. Current MRC expenditures are no longer being capitalized but are charged to operations. As of September 30, 2011 the resulting Non-Controlling Interest is $2,104,000, which relates to the approximate 15.8% ownership interest in MRC that the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As disclosed in the Notes to the 2010 Annual Financial Statements, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

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

Landfill Permitting and Development. Through its 84.247% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to

KAISER VENTURES LLC AND SUBSIDIARIES

Section 970-10 of the ASC, capitalizable landfill site development costs are recorded at cost and will be expensed when management determines that the capitalized costs provide no future benefit. However, as discussed in more detail in this Report on Form 10-Q, effective June 30, 2010 and March 31, 2011, there was a determination of impairment of MRC’s investment in the Eagle Mountain Landfill Project which resulted in write-downs of the carrying amount of such investment in our financial statements. With the determination that an impairment exists no further costs have been or will be capitalized.

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

Long-Lived Assets. In accordance with Section 360 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As discussed in more detail in this Report of Form 10-Q, effective June 30, 2010 and March 31, 2011, there were determinations of impairment of the Eagle Mountain Landfill investment, a long-lived asset, which resulted in write-downs of the carrying amount of such investment in our financial statements.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in MRC, however, MRC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on October 30, 2011; (ii) our 50% equity ownership of the West Valley MRF; (iii) miscellaneous property at or near the Eagle Mountain Townsite; and (iv) the other resources at the Eagle Mountain Site on our fee owned property such as the millions of tons of iron ore, stockpiled rock and other mineral resources. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, investment earnings and from miscellaneous income generated at the Eagle Mountain Site.

In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) the ability of the West Valley MRF to retain customers and waste volumes

KAISER VENTURES LLC AND SUBSIDIARIES

at attractive processing rates; (ii) recyclable commodity prices; (iii) the ability to increase prices to reflect increases in such items as transportation, labor and disposal costs; and (iv) future competition from competing facilities. The performance of the West Valley MRF, which was negatively impacted by the recent world-wide economic recession, has significantly improved in the first nine months of 2011 versus 2010 primarily as a result of increasing commodity prices. However, such improvements generally plateaued in the third quarter of 2011. Additionally, the West Valley MRF is continuing the process of evaluating possible waste-to-energy and composting projects that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization strategy, we intend to evaluate any potential offers to purchase our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

MRC. As discussed in more detail in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Overview,” on October 30, 2011, MRC filed a voluntary petition in bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code. The filing was necessary to protect and preserve MRC’s assets and options. Depending upon the results of the bankruptcy process, it is possible that the value of Kaiser’s investment in MRC could be further impaired.

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

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. The now final adversely-decided federal land exchange litigation in connection with the Landfill Project alters and adversely impacts the timing of the continuing implementation of the cash maximization strategy.

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

Capital Resources. Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from the West Valley MRF, and any future asset sales as well as expense reductions will be sufficient to satisfy the Company’s ongoing projected operating cash requirements for the next twelve months.

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

FINANCIAL STATEMENTS

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	September 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$1,176,000	$768,000
Accounts receivable and other, net of allowance for doubtful accounts of $38,000	150,000	115,000
Short-term investments	2,684,000	4,121,000
Restricted cash and cash equivalents:
Pledge for LOC’s	750,000	750,000
Contribution to Company SERP	942,000	1,047,000

	5,702,000	6,801,000

Due from Business Staffing Inc.	111,000	—

Eagle Mountain Landfill investment	13,843,000	20,526,000

Investment in West Valley MRF	5,630,000	5,191,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	525,000	750,000
Refundable Deposits	25,000	—
Buildings and equipment (net)	340,000	354,000

	890,000	1,104,000

Total Assets	$28,641,000	$36,087,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	September 30, 2011	December 31, 2010

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$75,000	$61,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	736,000	729,000

	2,001,000	1,980,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Deferred lease liability	—	5,000
Environmental remediation reserve	2,711,000	2,733,000
Other accrued liabilities	250,000	250,000

	9,639,000	9,666,000

Total Liabilities	11,640,000	11,646,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at September 30, 2011 6,872,712, at December 31, 2010 6,709,023	14,897,000	21,305,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	14,897,000	21,305,000
Equity attributable to non-controlling interest	2,104,000	3,136,000

Total Members’ Equity	17,001,000	24,441,000

Total Liabilities and Members’ Equity	$28,641,000	$36,087,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three and Nine Months Ended September 30

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenues
Income from equity method investment in the
West Valley MRF, LLC	$588,000	$512,000	$1,690,000	$1,314,000
Eagle Mountain revenues	57,000	140,000	124,000	280,000

Total revenues	645,000	652,000	1,814,000	1,594,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	225,000	225,000
Eagle Mountain Landfill investment impairment expense	—	—	6,683,000	12,504,000
Non-capitalized MRC expenses	80,000	114,000	349,000	114,000
Expenses related to Eagle Mountain	393,000	252,000	803,000	716,000

Total operating costs	548,000	441,000	8,060,000	13,559,000

Gross Income (Loss)	97,000	211,000	(6,246,000)	(11,965,000)
Corporate General and Administrative Expenses
Total corporate and administrative expense	467,000	513,000	1,471,000	1,390,000

Loss from Operations	(370,000)	(302,000)	(7,717,000)	(13,355,000)
Fair Value Adjustments of Available for Sale Securities	(166,000)	143,000	(110,000)	161,000
Net Interest and Investment Income	43,000	22,000	122,000	85,000

Loss before Income Tax Benefit and allocations of Non-controlling interest	(493,000)	(137,000)	(7,705,000)	(13,109,000)
Income Tax Benefit	(42,000)	(86,000)	(54,000)	(70,000)

Net Loss before allocation of non- controlling interest	(451,000)	(51,000)	(7,651,000)	(13,039,000)

Net loss attributable to non-controlling interest	(13,000)	(19,000)	(1,186,000)	(2,129,000)

Net loss attributable to controlling interest	$(438,000)	$(32,000)	$(6,465,000)	$(10,910,000)

Basic Loss Per Unit	$(0.06)	$(0.00)	($0.95)	($1.63)

Diluted Loss Per Unit	$(0.06)	$(0.00)	$($0.95)	$($1.63)

Basic Weighted Average Number of Units Outstanding	6,871,000	6,528,000	6,822,000	6,688,000
Diluted Weighted Average Number of Units Outstanding	6,871,000	6,528,000	6,822,000	6,688,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Nine Months Ended September 30

(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Total Net Loss	$(7,651,000)	$(13,039,000)
Adjustments to reconcile net loss to net cash used by operating activities
Investment impairment expense	6,683,000	12,504,000
Net realized and unrealized loss (gain) on investments	110,000	(161,000)
Equity income recorded	(1,689,000)	(1,314,000)
Cash distributions received from West Valley	1,250,000	1,250,000
Depreciation and amortization	239,000	261,000
Class A Units / stock-based compensation expense	57,000	32,000
Changes in assets:
Receivables and other	(170,000)	75,000
Changes in liabilities:
Accounts payable and accrued liabilities	16,000	200,000
Environmental remediation expenditures	(22,000)	(42,000)

Net cash flows used in operating activities	(1,177,000)	(234,000)

Cash Flows from Investing Activities
Net Investment Activity	1,431,000	391,000
Capital Asset dispositions	—	1,000
Capitalized landfill expenditures	—	(311,000)

Net cash flows provided by investing activities	1,431,000	81,000

Cash Flows from Financing Activities
Capital contribution from non-controlling interest	154,000	—

Net cash flows provided by financing activities	154,000	—

Net Changes in Cash and Cash Equivalents	408,000	(153,000)
Cash and Cash Equivalents at Beginning of Year	768,000	1,465,000

Cash and Cash Equivalents at End of Period	$1,176,000	$1,312,000

Supplemental disclosure of Cash Flow Information
	2011	2010
Cash paid during the period for income taxes	$4,800	$6,500

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of September 30, 2011 and 2010, as well as the related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at September 30, 2011, and results of operations and cash flows for the nine month periods ended September 30, 2011 and 2010.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; all of which are 100% owned; and Mine Reclamation, LLC, which was 83.13% owned until September 1, 2011 after which it is 84.247% owned. However, as disclosed in “Note 9. SUBSEQUENT EVENTS.” Mine Reclamation, LLC filed for Chapter 11 bankruptcy on October 30, 2011.

As discussed in our 2010 Annual Report on Form 10-K as a subsequent event, effective January 1, 2011, the Company sold its Business Staffing, Inc. (“BSI”) subsidiary to Richard Stoddard, James Verhey and to Tri-C, LLC, a limited liability company controlled by Terry Cook. Messrs. Stoddard, Verhey and Cook are the executive officers of the Company. BSI was established in 2001 in connection with the conversion of Kaiser Ventures Inc. to a limited liability company. BSI is an administrative services company that provides administrative services and employees to the Company. BSI is reimbursed by the Company, without mark-up, only for the expenses it incurs in providing services for the benefit of the Company and its subsidiaries. BSI will continue to provide services for the Company and its subsidiaries on such basis in accordance with an Amended and Restated Administrative Services Agreement. The purchase price for all of the stock of BSI was $3.00 plus the assumption of certain liabilities such as the deferred compensation obligations to those employees or prior employees that are currently participants in the Company’s supplemental executive retirement plans. BSI will be responsible for such plans going forward and will become the sponsor for each plan. At January 1, 2011, BSI had minimal assets and liabilities. There was no gain or loss on the transaction.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are:

(i) An 84.247% (as of September 1, 2011) ownership interest in Mine Reclamation, LLC, (referred to as MRC), which owns a permitted rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). See “Note 9. SUBSEQUENT EVENTS”;

(ii) A 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF;

(iii) Approximately 5,400 additional acres owned or controlled by Kaiser at the Eagle Mountain Site that are not a part of the Landfill Project; and

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At September 30, 2011 the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.”

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of September 30, 2011 and December 31, 2010. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the quarter.

KAISER VENTURES LLC AND SUBSIDIARIES

	Available-for-sale Securities at September 30, 2011 and December 31, 2010
	Amortized Cost	Net Unrealized		Fair Value
		Gains	Losses
Bond Funds at September 30, 2011	$2,689,000	$—	$5,000	$2,684,000
Bond Funds at December 31, 2010	$4,109,000	$12,000	$—	$4,121,000

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

The following table presents information about our assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of September 30, 2011:
Cash and cash equivalents	$1,176,000	$1,176,000	—	—
Short-term investments	$2,684,000	$2,684,000	—	—

Assets as of December 31, 2010:
Cash and cash equivalents	$768,000	$768,000	—	—
Short-term investments	$4,121,000	$4,121,000	—	—

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

The payment schedule as of August 31, 2011, for the California Pollution Control Authority bonds is summarized below.

	PAYMENT SCHEDULE
	1997	2000
YEAR	BONDS	BONDS		TOTAL
2012	$620,000	$—		$620,000
2013 thru
2029	—	4,930,000	(1)	4,930,000	(1)
2030	—	270,000		270,000

TOTAL	$620,000	$5,200,000		$5,820,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	August 31, 2011	November 30, 2010
Balance Sheet Information:

Current Assets	$9,348,000	$8,641,000
Property and Equipment (net)	9,755,000	10,228,000
Other Assets	—	3,000

Total Assets	$19,103,000	$18,872,000

Current Liabilities	$4,404,000	$4,432,000
CPCFA Bonds Payable – Long Term Portion	5,200,000	5,820,000
Members’ Equity	9,499,000	8,620,000

Total Liabilities and Members’ Equity	$19,103,000	$18,872,000

	2011	2010
Income Statement Information:

For the Nine Months Ended August 31
Net Revenues	$10,303,000	$9,552,000
Income from Operations	$3,455,000	$2,761,000
Net Income	$3,379,000	$2,628,000

The increase in current assets between November 30, 2010 and August 31, 2011 is due primarily to an increase in cash. The increase in Members’ Equity for the West Valley MRF between November 30, 2010 and August 31, 2011, is primarily due to the fact that net income exceeded cash distributions during this period.

The Company recognized equity income from the West Valley MRF of $1,690,000 and $1,314,000 for the first nine months of 2011 and 2010, respectively.

Note 6. EVALUATION OF LONG-LIVED ASSETS

In accordance with Section 360 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our reviews as of September 30, 2011, concluded that no impairment of the following long-lived assets had occurred: (a) our 50% ownership interest in the West Valley MRF because the West Valley MRF continues to generate significant net income and positive cash flow; and (b) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

With the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to the ASC of whether the MRC investment in Eagle Mountain Landfill Project was impaired, resulted in a determination of impairment and a write-down of the carrying amount of the MRC investment in Eagle Mountain Landfill Project as of March 31, 2011. As required by GAAP, the impairment determination and resulting calculation of fair value of the carrying amount of the MRC investment in Eagle Mountain Landfill Project were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the U.S. Supreme Court declined to accept the petition requesting further review of the adverse U.S. 9th Circuit Court of Appeals decision as of March 28, 2011. The total amount of the write-down was $6,683,000 which was charged to earnings in the first quarter of 2011. Previously, in 2010, the Company recorded a $12,504,000 write-down of MRC’s Eagle Mountain Landfill Project investment as a result of its quarterly evaluation of long-lived assets and its determination that impairment had occurred as of June 30, 2010. As of September 30, 2011, there were no events or changes in circumstances that indicated that the carrying amount of MRC’s investment in Eagle Mountain Landfill Project may not be recoverable. Possible further impairment in the MRC investment in Eagle Mountain Landfill Project resulting from MRC’s bankruptcy filing on October 30, 2011, may be required in the future as the impact of the bankruptcy filing is determined.

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

As of September 30, 2011, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of a substantial portion of Kaiser’s former Fontana mill site property (“Mill Site Property”), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.7 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

Previous Landfill Project Litigation. There currently is no pending litigation involving the Landfill Project. Two lawsuits were filed in U.S. District Court located in Riverside County challenging the completed federal land exchange. On September 20, 2005, the U.S. District Court for the Central District of California, Eastern Division, issued an opinion and order which concluded that the land exchange be reversed and the case be sent back to the BLM for further action consistent with the opinion. MRC and the U.S. Department of Interior appealed the decision to the U. S. 9th Circuit Court of Appeals. In November 2009, a three judge panel of the U.S. 9th Circuit Court of Appeals released its decision on the matter. The majority of the panel affirmed and reversed in part the U.S. District Court decision. The dissenting judge would have found in the Company’s and BLM’s favor on all matters. MRC sought further review of this decision by a broader panel of U.S. 9th Circuit of appeals judges but on July 30, 2010, such review was denied by the 9th Circuit. On March 28, 2011, the U.S. Supreme Court denied MRC’s request to further review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. Thus, the previously existing federal land exchange litigation is final as there is no further right of appeal.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of a private placement completed in September 2011 MRC raised total proceeds of approximately $1,300,000, of which amount Kaiser contributed $1,146,344, which increased Kaiser’s ownership interest in MRC from 83.13% to 84.247%.

Contingent Distributions on Class B, C and D Units. Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms.

Note 8. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In September 2011, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the guidance will not have a material impact on the consolidated financial statements. In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous

KAISER VENTURES LLC AND SUBSIDIARIES

statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Note 9. SUBSEQUENT EVENTS

On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The petition in bankruptcy was filed by MRC due to threatened litigation by the District to compel MRC at its sole expense and risk to further proceed with the permitting of the landfill which would involve substantial additional financial resources and time, neither of which MRC has. Management does not currently believe that MRC’s bankruptcy filing will have a material impact on Kaiser’s operations.

On October 12, 2011, Kaiser Ventures executed an option and purchase agreement whereby the option holder could purchase Kaiser’s ownership interest in MRC, in Kaiser Eagle Mountain, LLC, the owner of the property at Eagle Mountain, and in Lake Tamarisk Development, LLC, the owner of property at Lake Tamarisk. Such purchase was subject, in all instances, to the rights of the District to acquire the Landfill Project on or before October 31, 2011. The option holder was also willing to purchase the ownership interests in MRC that Kaiser did not own. However, as a result of the actions of the District and the bankruptcy filing by MRC described above, the option holder did not exercise its option. The performance of the option and purchase agreement was tolled for a limited period and that tolling period will lapse without further extension.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-K for 2010, we are engaged in certain claims and litigation. As of the date of the filing of this Report on Form 10-Q, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2010, and as updated by our first and second quarter 2011 reports on Form 10-Q except as noted below.

As discussed under “Part I—Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE”, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable. However, MRC completed a private placement to its existing members in September 2011.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Not applicable.

Item 5.	OTHER INFORMATION

In addition to the other matters discussed in the report on Form 10-Q, on October 10, 2011, the Board of Managers took the following actions, among others:

•

Amended the Company’s Board of Managers Equity Compensation Plan so that annual equity grants of 5,000 Class A Units is now made on a calendar year basis instead of being issued around June 30th of each year. As a result of such modification, 2,500 Class A Units were issued to each member of the Board of Mangers other that Richard E. Stoddard. In addition, the Board approved the acceleration of the vesting of any unvested prior Class A equity grants to members of the Board of Managers.

•

Accelerated the issuance of 25,000 Class A Units to each of the executive officers. Under the employment agreement with each executive officer, each officer is to receive annually 25,000 Class A Units of the Company; and

•

Approved an option and purchase agreement for the sale of Kaiser’s interest in MRC, Kaiser Eagle Mountain, LLC and Lake Tamarisk Development, LLC. However, such option agreement was tolled due the actions of the District and the bankruptcy filing of MRC for a limited period of time and that tolling period will lapse without further extension.

Item 6.	EXHIBITS

A.	Exhibits

KAISER VENTURES LLC AND SUBSIDIARIES

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).*

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a). *

Exhibit 32 - Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350. *

Exhibit 101 - The following materials from Kaiser Ventures LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed with this Report.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: November 14, 2011	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: November 14, 2011	/s/ James F. Verhey
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer