Form 10-Q/A
period 2011-09-30
KAISER VENTURES LLC
filed 2012-01-13
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

KAISER VENTURES LLC AND SUBSIDIARIES

EXPLANATORY NOTE:

The sole purpose of this Form 10-Q/A, Amendment No. 1 to Annual Report on Form 10-Q for the period year ended September 30, 2011, is to amend and restate Part I. Item 3. Controls and Procedures. The purpose of this amendment is to clarify that the evaluation of the effectiveness of the design and operation of the Companies disclosure controls and procedures was as of the end of the period covered by this Report on Form 10-Q.

Except for the forgoing, no other information included in the original Report on Form 10-Q for the period ended December 31, 2010, is amend in this Form 10-Q/A. Accordingly, this Form 10-Q/A does not reflect any subsequent information or events occurring after the date of the filing of the original Report on Form 10-Q for the period ended September 30, 2011.

Item 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Based on its review of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. Specifically, since 2007, the Company has: (a) requested annually that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and (b) internally reviewed and tested the implementation of its internal controls against the Company’s written control procedures. The above conclusions are based upon the work performed. Additionally, as previously noted, the effectiveness of the Company’s disclosure controls and procedures are evaluated effective as of the end of each calendar quarter.

Item 6.	EXHIBITS

A.	Exhibits

The following exhibits are files as part of (or are furnished with) this Report on Form 10-Q/A.

Exhibit 31.1 – Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 31.2 – Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a).

Exhibit 32 – Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: January 13, 2012	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: January 13, 2012	/s/ James F. Verhey
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer

3