Form 10-K
period 2011-12-31
KAISER VENTURES LLC
filed 2012-03-30
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐     (The registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At March 15, 2012, 7,002,807 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Annual Report on Form 10-K are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, website posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our current assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: the consequences of the adverse conclusion of the final federal litigation involving a previously completed federal land exchange and the Company’s decision not to provide additional funds to Mine Reclamation, LLC for purposes of pursuing a “fix” of the land exchange; the bankruptcy of Mine Reclamation, LLC and the claims that may be made in such bankruptcy; pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos and environmental claims; insurance coverage disputes; the impact of existing or proposed federal, state, and local laws and regulations on any of our current and future projects and subsidiaries, and their permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits, including the taxation of the Company as a partnership; the impact of natural disasters on our assets; the amount and nature of the mineral resources at Eagle Mountain and any inability to exploit such possible mineral and resource opportunities; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

KAISER VENTURES LLC AND SUBSIDIARIES

•

We own an 84.247% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which has been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange is central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal. Although the land exchange has been remanded to the BLM for further proceedings in accordance with the decision of the U.S. 9th Circuit Court of Appeals, there is no pending litigation and no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. Additionally, Kaiser has decided that it will not make any further investment in MRC to fund a “fix” of the land exchange. For additional information on the federal land exchange litigation see below in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - EAGLE MOUNTAIN LANDFILL PROJECT AND MRC - Prior Federal Landfill Project Litigation.”

As further background, MRC and the County Sanitation District No. 2 of Los Angeles County (the “District”) had entered into an Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions on August 9, 2000 (the “Landfill Project Sale Agreement”). The closing date under the Landfill Project Sale Agreement had been extended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Under each of those extension agreements, the District had the right to either purchase the Landfill Project in its “as is” condition or to terminate its Landfill Project Sale Agreement with MRC. The last extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. The then Chief Engineer and General Manager of the District had initially indicated that the District was not intending to proceed with the purchase of the Landfill Project; then he later communicated that the District would be purchasing the Landfill Project on October 31, 2011. Subsequent to the verbal communications from the then Chief Engineer and General Manager, the District repudiated in writing the terms of the last extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with fully permitting the landfill which would have involved substantial additional financial resources and time, neither of which MRC had. Thus, MRC filed for bankruptcy protection on October 30, 2011, in federal bankruptcy court in Riverside County, California in order to preserve and protect its assets and options with respect to such assets.

•

We currently own a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility located on land acquired from Kaiser, which we refer to as the West Valley MRF. We are continuing to explore new projects for the West Valley MRF with the goal of ultimately increasing revenues or reducing costs. Possible projects include upgrading the West Valley MRF’s recycling material equipment, and constructing composting and construction and debris processing areas and facilities on property owned by the West Valley MRF. We are also continuing to explore the possible sale of our

KAISER VENTURES LLC AND SUBSIDIARIES

interest in the West Valley MRF. For additional information on the West Valley MRF please see “Item 1. BUSINESS - West Valley Materials Recovery Facility and Transfer Station;”

•

We own or control millions of tons of iron ore resources at the Eagle Mountain Site. With the large amount of iron ore reserves at Eagle Mountain and with the current high market prices for minerals, including for iron ore, we continue to aggressively pursue possible opportunities with regard to the iron ore and other mineral resources. In this regard, the Company has retained an investment banking and advisory firm to assist it in exploring possible opportunities and transactions with regard to these resources. There may be a range of possible opportunities including some of which that may take several years to develop and implement. For additional information regarding the resources at Eagle Mountain please see “Item 2. PROPERTIES - Eagle Mountain;”

•

As a result of previous mining operations there are millions of tons of rock stockpiled at the Eagle Mountain Site. We are continuing to explore available markets for such rock. For additional information regarding the resources at Eagle Mountain, please see “Item 2. PROPERTIES - Eagle Mountain;”

•

We are continuing to seek to sell the Company’s other miscellaneous assets, such as our Lake Tamarisk property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site. Our Lake Tamarisk land consists of 72 residential lots and approximately 420 acres of other undeveloped property. For additional information on Lake Tamarisk, please see “Item 2. PROPERTIES - Lake Tamarisk”; and

•	We are analyzing the issues created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of the taking of our property by eminent domain.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to Kaiser Inc.’s stockholders. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions. For additional information on these transactions see “Item 1. BUSINESS - Historical Operations and Completed Transactions” in this Annual Report on Form 10-K. These transactions resulted in a $2.00 return of capital distribution to shareholders in 2000 and, with the conversion of Kaiser Inc. to a limited liability company in November 2001, a distribution to shareholders of $10.00 per share plus one Class A Unit in Kaiser LLC upon surrender of their Kaiser Inc. stock. We have also taken steps to minimize any exposure we may have to liabilities resulting from the historical operations of the former KSC.

In furtherance of the cash maximization strategy, in October 2011 the Company entered into an option and purchase agreement whereby the option holder could purchase Kaiser’s ownership interest in MRC, in Kaiser Eagle Mountain, LLC (“Kaiser Eagle Mountain”), the owner of the property at Eagle Mountain, and in Lake Tamarisk Development, LLC (“Lake Tamarisk”), the owner of property at Lake Tamarisk. Such purchase was subject, in all instances, to the rights of the District to acquire the Landfill Project on or before October 31, 2011. The option holder was also willing to purchase the ownership interests in MRC that Kaiser did not own. However, as a result of the actions of the District and the bankruptcy filing by MRC, the option holder did not exercise its option and the option ultimately terminated. The final implementation of the cash maximization strategy has been negatively impacted by, among other things, the adverse final decision in the federal land exchange litigation which has halted MRC’s ability to continue to pursue the Landfill Project, the adverse actions of the District, MRC’s bankruptcy and unsettled economic conditions. Accordingly, final implementation of the cash maximization strategy could take an additional significant period of time depending upon the timing of the resolution of MRC’s bankruptcy and the sale of our remaining assets. However, we are continuing to

KAISER VENTURES LLC AND SUBSIDIARIES

evaluate all reasonable options with regard to our remaining assets including the possible sale of assets and the subsidiaries that own them, in the near future.

MINE RECLAMATION AND EAGLE MOUNTAIN LANDFILL PROJECT

Description of the Eagle Mountain Site. Kaiser’s Eagle Mountain Site located in the remote California desert approximately 200 miles east of Los Angeles, currently consisting of approximately 10,800 acres that contains three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. In 1988, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC) leased what is now approximately 4,654 acres of the mine site and the rail line to MRC for development of a rail-haul solid-waste landfill. The lease between MRC and Kaiser Eagle Mountain, LLC, a wholly-owned subsidiary of Kaiser, as amended to date is often referred to as the (“MRC Lease”).

In 1988, in anticipation of Southern California’s need for new environmentally safe landfill capacity, MRC began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser’s Eagle Mountain Site. The landfill project received all the major permits and approvals required for siting, constructing, and operating the landfill project in 1999. However, the Landfill Project has been subject to extensive state and federal litigation. As discussed in more detail below, MRC was ultimately successful in state court in defending the Landfill Project, its permits and state and local approvals. However, MRC ultimately lost the challenges to a completed federal land exchange that were pursued in federal court when in March 2011 the U.S. Supreme Court’s denial our petition to review the prior adverse decision of the U.S. 9th Circuit Court of Appeals. The Company currently owns approximately 84.247% of the Class B units and 100% of the Class A units of MRC. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

Acquisition of Our Interest in MRC. We initially acquired our interest in MRC in 1995, as a result of the withdrawal of MRC’s previous majority owner, a subsidiary of Browning Ferris Industries. Before and in connection with this withdrawal, Browning Ferris invested approximately $45 million in MRC. In 2000, Kaiser assigned all of the economic benefits of the MRC lease and granted an option to buy the landfill property to MRC in exchange for an increase in Kaiser’s ownership interest in MRC (the “MRC Option”). The MRC Option is currently scheduled to expire in June 2012, if not extended by mutual agreement. We presently own 84.247% of MRC’s Class B Units and 100% of its Class A Units. See “Item 1. BUSINESS - Mine Reclamation and Eagle Mountain Landfill Project—MRC Financing” below.

Previously Anticipated Sale of Landfill Project

In August 2000, MRC entered into an agreement to sell the landfill project to the District for $41 million. The purchase price began accruing interest in May 2001. The closing date under the Landfill Project Sale Agreement had been extended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Under each of those extension agreements, the District had the right to either purchase the Landfill Project in its “as is” condition or to terminate its Landfill Project Sale Agreement with MRC. The last extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. The then Chief Engineer and General Manager of the District in October 2011 had indicated that the District was not intending to proceed with the purchase of the Landfill Project. He later communicated that the District would be purchasing the Landfill Project on October 31, 2011. The District subsequently repudiated in writing the terms of the last extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with the permitting of the landfill which would involve substantial additional financial resources and time, neither of which MRC has. Thus, MRC filed for bankruptcy protection on October 30, 2011, in federal bankruptcy court in Riverside County, California in order to preserve and protect its assets and options with respect to such assets. See “Item 1. BUSINESS - Mine Reclamation and Eagle Mountain Landfill Project - Risks Factors” for a more detailed discussion of some of the material risk factors facing the Landfill Project and MRC.

KAISER VENTURES LLC AND SUBSIDIARIES

Damage to Railroad

The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. In 2005 we conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of that investigation, we estimated that the cost to repair the damage to be a minimum of $4.5 million for which an accrual has been made. Since the 2003 floods additional damage has been sustained by the railroad and in the fall of 2011 the Union Pacific Railroad removed the track and switching facilities at Ferrum Junction which is the location at which the Eagle Mountain railroad connects to the mainline of the Union Pacific Railroad. MRC is obligated to repair and maintain the railroad under the terms of the MRC Lease. Kaiser and MRC are evaluating what actions should be taken against Union Pacific Railroad as a result of Union Pacific’s actions. At this time, major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date or until there is another project at Eagle Mountain that warrants such repairs.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. As a result of prior MRC private placements and in exchange for releasing the economic benefits of the lease with MRC and granting MRC the option to acquire the landfill project site for $1.00, we have increased our original 70% ownership interest in MRC acquired in 1995 to 84.247%. A private placement for $1,300,000 was completed during the third quarter of 2011 in which Kaiser invested $1,146,344 increasing our ownership interest to the current 84.247%. Kaiser has made the determination that it will not make additional equity investments in MRC for the purpose of pursuing a “fix” of the federal land exchange. However, Kaiser could become a debtor in possession lender to MRC in order for MRC to fund certain activities while in bankruptcy.

Current Status

Federal Land Exchange Litigation was Adversely Concluded in 2011. In October 1999, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC), completed a land exchange with the BLM. In this exchange, Kaiser transferred approximately 2,800 acres of Kaiser-owned property along its railroad right-of-way to the BLM and a nominal cash equalization payment in exchange for approximately 3,500 acres of land within the landfill project area. The land exchanged by Kaiser was identified as prime desert tortoise habitat and was a prerequisite to completion of the permitting of the landfill project. With the land exchange completed, the Eagle Mountain Site consists of approximately 10,108 acres with 8,636 acres held in fee (which includes the Eagle Mountain Townsite) and approximately 1,472 acres held as various mining claims. The land exchange also involved the grant of two rights-of-way by the BLM and the termination of a reversionary interest involving approximately 460 acres of the Eagle Mountain Townsite that was contained in the original grant of such property.

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

We sought further review of the adverse U.S. 9th Circuit Court of Appeals decision by a broader panel of judges from the U.S. 9th Circuit Court of Appeals but the request for an en banc hearing by the U.S. 9th Circuit Court of Appeals was denied on July 30, 2010. In October 2010 we filed a petition with the U.S. Supreme Court asking the Court to review the decision of the U.S. 9th Circuit Court of Appeals. On March 28, 2011, the U.S. Supreme Court declined to accept our appeal. On May 10, 2011, the U.S. District Court issued its order remanding the actions “to the BLM for proceedings consistent with the Ninth Circuit’s May 19, 2010 amended opinion.” With the decision of the U.S. Supreme Court not to hear the appeal of the adverse decision of the 9th Circuit Court of Appeals, there is no longer any pending litigation and the adverse federal litigation is final and fully concluded as no further appeals are available. Unless the BLM land exchange is ultimately completed, the Eagle Mountain Landfill Project will likely never proceed.

MRC Assets and Bankruptcy. As of the date of this Report on Form 10-K, the primary assets of MRC consist of the MRC Lease, the MRC Option and certain landfill related permits and approvals. MRC is in default of certain of its obligations under the MRC Lease such as maintaining and repairing the Eagle Mountain railroad. The MRC Option currently expires June 1, 2012.

As previously discussed, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. As part of the proceedings in Bankruptcy Court, MRC will need to develop a plan of reorganization which will include decisions regarding the status of the MRC Lease, the MRC Option and the Landfill Project Sale Agreement, among other things. It is possible that the Landfill Project will continue in some form as a result of the reorganization of MRC or the sale of certain of MRC’s assets. However, funding for a continuation of the “fix” process in order for the Landfill Project to continue in some form will need to be obtained from a source other than from Kaiser. While Kaiser will not be providing additional funding to MRC for the purpose of pursing a “fix” of the land exchange, Kaiser may, subject to approval of the Bankruptcy Court and the Board of Managers of MRC and of Kaiser, respectively, become a debtor in possession lender to MRC in order to fund certain activities to complete the MRC bankruptcy process.

Write-down of Investment in Eagle Mountain Landfill Project. In accordance with the requirements of generally accepted accounting principles (“GAAP”), we wrote down the carrying cost of the investment in the Landfill Project on our financial statements effective June 30, 2010, and again effective as of March 31, 2011. For additional information, see “Part I. - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - OPERATING RESULTS - Write-Down of Investment in Eagle Mountain Landfill.” With the write downs in 2010 and in 2011, the total investment associated with the Landfill Project has been written down to $13,843,000.

Eagle Crest Energy Company. Eagle Crest Energy Company, referred to as ECEC, one of the original opponents to the landfill project, is pursuing a license from the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project

KAISER VENTURES LLC AND SUBSIDIARIES

and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, that we own. The proposed lower reservoir for ECEC’s proposed project is located on land currently leased to MRC and is the subject of the MRC Option Agreement. We continue to believe that any landfill project and the resumption of large-scale mining would be adversely impacted by the ECEC project. ECEC has been pursuing this project off and on for nearly 20 years. The Company has not agreed to sell or lease this property to ECEC. We, along with others, object to the ECEC project. ECEC has filed for a necessary water quality certification from the State of California. In connection with ECEC seeking such water quality certification, a draft environmental impact report was released in July 2010. ECEC also filed its final license application with FERC in 2009. In December 2010 a draft environmental impact statement was released by FERC evaluating the environmental impacts and the economics of the proposed project. Additionally, the draft environmental impact statement contained the recommendation of FERC’s staff that the project be licensed by FERC. A final environmental impact statement was released by FERC on January 30, 2012.

If the project receives its water quality certification, it is likely that the grant of such certification will result in litigation. Similarly, if the project is licensed by FERC, it is likely that litigation will be commenced over the issuance of the license. If the project is licensed by FERC it is likely that additional and separate litigation will be initiated by the Company over whether ECEC actually has the authority to take our property by eminent domain given the unique nature of ECEC’s project being located in the desert without any existing water way. Even if it is ultimately determined that ECEC would have the right to eminent domain under applicable law, there will be litigation to determine the amount of damages payable to us and others as a result of ECEC’s actions for its private benefit. There may also be adversarial proceedings involving ECEC in MRC’s bankruptcy. ECEC has already filed a suit seeking a declaratory judgment in MRC’s bankruptcy seeking a determination that MRC’s bankruptcy will not prevent ECEC from exercising any eminent domain authority it may have if it received a license from FERC.

If the completed land exchange is ultimately and permanently reversed, certain lands currently owned in fee by Kaiser will revert back to federal lands, although a substantial amount of such lands will then be controlled by Kaiser because of its federal mining claims. As a result of any final reversal to federal ownership, the federal land may be subject to a title encumbrance resulting from the issuance of the preliminary permit to ECEC by FERC but Kaiser would continue to own in fee the mining pits that are critical to ECEC’s project.

Risk Factors

As discussed in this Annual Report on Form 10-K, there are numerous risks associated with MRC and the Landfill Project. The Landfill Project has been the subject of extensive litigation. MRC was ultimately successful in the state litigation in defending the Land Project, its permits and state and local approvals. However, the federal litigation challenging a completed federal land exchange was ultimately resolved adverse to the Landfill Project with the U.S. Supreme Court’s denial in March 2011 of our petition to review the adverse U.S. 9th Circuit Court of Appeals decision. With the adverse federal litigation involving the completed land exchange with the BLM concluded, the bankruptcy of MRC and the adverse actions of the District, the Company has determined that it would not invest further in MRC to pursue a “fix” of the land exchange.

In addition, there are risks of the loss of certain critical Landfill Project permits due to the passage of time. The landfill project is also subject to being impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

KAISER VENTURES LLC AND SUBSIDIARIES

The ECEC pumped storage project is also a risk to the Landfill Project (as well as to other projects at the Eagle Mountain Site) and significant expenditures are anticipated to be incurred in opposition to this potential project.

As discussed above, MRC will need additional funding. There is no assurance that MRC will be funded in the future.

We are also dependent upon the continued services of our executive officers given the complex nature of our projects, the challenges it faces, and the importance of historical information. The loss of the services of our executive officers, especially without advance notice, could materially and adversely impact this project and well as our other business.

WEST VALLEY MATERIALS RECOVERY FACILITY AND TRANSFER STATION

Background

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling, Inc. (now Kaiser Recycling, LLC), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. This entity was formed to construct and operate the materials recovery facility referred to as the West Valley MRF. Under the terms of the parties’ business arrangements, Kaiser Recycling and Kaiser remain responsible for any pre-existing environmental conditions and West Valley is responsible for environmental issues that may arise related to any future deposit or release of hazardous substances. Kaiser and Burrtec have each separately guaranteed the prompt performance of their respective subsidiary’s obligations.

The West Valley MRF includes an approximate 140,000 square foot building, sorting equipment and related facilities for waste transfer and recycling services. The facility is permitted to handle 7,500 tons of municipal solid waste and recyclable materials per day. As part of its recyclable operations, the West Valley MRF processes for sale in the commodities markets certain materials, including paper, cardboard, aluminum, plastic and glass. West Valley MRF is currently processing, approximately 2,600 - 3,000 tons of municipal solid waste and recyclable materials per day. This processing level remains significantly less than in previous years primarily due to the lingering adverse impacts of the 2008 - 2009 economic recession in Southern California. The West Valley MRF generates cash flow in excess of that necessary to fund its cost of operations and, therefore, has historically been able to distribute cash to cover a portion of Kaiser LLC’s general and administrative costs. In 2011, the West Valley MRF distributed a total of $1.8 million in cash to Kaiser.

The Operating Agreement for the West Valley MRF provides the opportunity for either Burrtec or Kaiser to buy the other party’s interest in the West Valley MRF at fair market value in the event one of the parties desires to accept an offer to buy its interest in the West Valley MRF; in the event of default by a party under the Agreement that is not cured within a specified time period or; in some circumstances, in the event there is a proposed transfer or deemed transfer. For example, a change in the control of Kaiser to a company that is in the waste management business could trigger Burrtec’s option to purchase our interest in the West Valley MRF. We are currently evaluating our options with regard to our ownership interest in the WVMRF including its potential sale.

Financing

Most of the financing for the West Valley MRF was obtained through California Pollution Control Financing Authority tax exempt bonds. Approximately $9.5 million in bonds were issued in June 1997. These bonds were for Phase 1 of the West Valley MRF which consisted of a 62,000 square foot building, sorting equipment and ancillary facilities. Approximately $8.5 million in bonds were issued in May 2000 which was for Phase 2 of the West Valley MRF which consisted of an 80,000 square foot facility

KAISER VENTURES LLC AND SUBSIDIARIES

expansion and new sorting equipment. The interest rate for the bonds varies weekly. The rates for 2011 ranged from approximately 0.15% to 0.40% and averaged 0.26%. Due to continuing adverse economic conditions the interest rates on the bonds remained at historic low levels. Bonds issued for Phase 1 have a stated maturity date of June 1, 2012, and bonds issued for Phase 2 have a stated maturity date of June 1, 2030, although West Valley is required, pursuant to an agreement with Union Bank, to periodically redeem a portion of the bonds.

The bonds are secured by a pledge and an assignment of the loan payments made by West Valley MRF and funds that may be drawn on an irrevocable direct pay letter of credit issued by Union Bank of California, N.A. The bonds are backed by letters of credit issued by Union Bank. The letter of credit for the 1997 Phase 1 bonds is currently scheduled to expire June 30, 2012, as the final payment for such bonds is June 1, 2012. The letter of credit for the 2000 Phase 2 bonds which have a final maturity in 2030 is currently scheduled to expire June 30, 2016. Historically, the applicable letters of credit have been renewed as necessary by Union Bank. Kaiser and Burrtec have each severally guaranteed fifty percent (50%) of the principal and interest on the bonds to Union Bank in the event of a default by West Valley MRF.

As of December 31, 2011, the principal amount of bonds outstanding totaled approximately $5,820,000 with $620,000 representing the remainder of the Phase I bonds due on June 1, 2012.

West Valley and Union Bank executed a Reimbursement Agreement in 2000 that, among other things, sets the terms and conditions whereby West Valley:

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

Competition

Burrtec operates a transfer and materials recovery facility in Agua Mansa, California. This facility is located approximately 15 miles from the West Valley MRF and competes for certain waste that might otherwise go to the West Valley MRF. West Valley MRF monitors such waste to ensure that it receives its appropriate share of such waste from the “territory” agreed upon between Burrtec and Kaiser. Burrtec also controls materials recovery facilities in Victorville, California and in the Coachella Valley of California, which are generally not considered to be competitors of the West Valley MRF. Other entities have from time to time proposed to develop materials recovery facilities that would serve the same broad geographic area as that served by West Valley. There is one small materials recovery facility operating in Colton and two other transfer and materials recovery facilities are currently being proposed that could, if built, be competitors for certain of the waste now processed by the West Valley MRF. One such new facility would be in the City of Pomona and the other facility would be in the City of San Bernardino. Such competition would likely adversely impact the volume and profitability of the waste processed at West Valley. Neither facility has been permitted or built as of December 31, 2011.

KAISER VENTURES LLC AND SUBSIDIARIES

In addition, the economic recession that began in 2008 has reduced the amount of waste being disposed of at various landfills in the proximity of the West Valley MRF. As a result, these landfills have become increasingly aggressive in their “tip fee” pricing. This has encouraged some municipal waste that would otherwise come to the West Valley MRF to be disposed of at these landfills. The Company believes that the volumes of waste being processed at the West Valley MRF should increase as the communities in eastern Los Angeles and western San Bernardino counties recover from the economic recession.

Risk Factors

The West Valley MRF faces a number of risks. These risks include risks related to general economic and market conditions that are outside its control.

Risks associated with the financial and credit markets can adversely impact the West Valley MRF. For example, in 2008 the credit markets temporarily caused a dramatic increase in the interest rate on the West Valley MRF’s outstanding bonds. However, beginning in 2009 the interest rates on the West Valley MRF’s bonds declined to historic low levels which continued through 2011and into 2012. A material increase in future interest rates could result in a material increase in the West Valley MRF’s interest expense.

Waste volumes are also being negatively impacted by the continued economic down-turn in Southern California. Although the services of the West Valley MRF are generally considered to be of an essential nature, a weak economy usually results in decreases in the volume of waste generated, which in turn decreases revenues. Additionally, the processing of recyclable materials and their resale in the commodities markets are a significant source of revenue for the West Valley MRF. The volatility of commodity prices and the substantial reduction in commodity prices that began in the fourth quarter of 2008 did, until late 2009, have negative impact on the revenues, margins and net income of the West Valley MRF. A modest recovery of commodity prices began in late 2009 and continued into 2011 although there has been some recent softening in commodity prices. The revenues, margins and net income of the West Valley MRF will likely fluctuate in the future in tandem with the commodity prices of the recyclable materials processed by the West Valley MRF as well as a result of a fluctuation in volume.

The West Valley MRF also faces risks associated with rising and fluctuating operating costs that it may not be able to pass through, in whole or in part, to its customers. For example, the price of fuel is unpredictable and is based upon factors outside the control of the West Valley MRF. During 2007 and 2008, fuel prices dramatically increased. While fuel prices moderated beginning in 2009, fuel prices have again begun to increase and have continued to date to increase in 2012. In addition to the fuel used by the West Valley MRF’s equipment and vehicles, many of its vendors raise their prices as a means to offset their own rising fuel costs. While the West Valley MRF usually attempts to pass through its increased costs such as the cost of fuel, it may not be able to timely pass through all of such increases due to competition or as a result of the terms of a customer’s contract. These increased operating costs would then likely negatively impact the profitability of the West Valley MRF.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The largest sources of waste for the West Valley MRF are derived through Burrtec affiliated companies, the City of Ontario and Waste Management, Inc. affiliated companies. The loss of waste currently hauled or directed by these companies or the City of Ontario to the West Valley MRF could materially impact West Valley MRF.

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

Miscellaneous Business

The Company is occasionally able to generate miscellaneous income from time to time from various activities. Such activities have historically included leasing our fee owned land at Eagle Mountain for films, commercials and military and law enforcement training and the sale of rock and other materials.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

We have established reserves to address potential future environmental liabilities and obligations. These potential environmental liabilities include, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume of total dissolved solids and organic carbon, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. This environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters. The reserve is reduced from time to time as a result of remediation and related actives that take place at Eagle Mountain and as a result of work conducted in association with the former Kaiser Mill Property. As of December 31, 2011, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG, in its purchase of the Mill Site Property in August 2000 would be approximately $2.7 million for which a reserve has been established. We periodically review the adequacy of our environmental reserve.

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

Tar Pits Parcel

Currently, the only remaining property we own at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel. Under our agreement with the West Valley MRF, we are obligated to contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Except for ongoing inspection and monitoring activities, all material remediation of the Tar Pits Parcel was completed in 2002 at CCG’s, expense. CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property. However, the Company continues to explore additional alternatives as a means of making the Tar Pits Parcel or portions thereof useable property. See “Part I, Item 1. BUSINESS - Historical Operations and Completed Transactions - Mill Site Environmental Matter.

Employees

As of March 15, 2012, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., which was a subsidiary of Kaiser LLC until the close of business December 31, 2010, and reimburses Business Staffing for the actual costs associated with 7 full-time (4 at Ontario, California and 3 at Eagle Mountain, California) and 4 permanent part-time employees (1 at Eagle Mountain and 3 in Ontario, California).

KAISER VENTURES LLC AND SUBSIDIARIES

Item 1A.	RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, we do discuss many of the risk factors that may impact the Company, its projects and opportunities throughout this Annual Report on Form 10-K. In addition, please see the discussion under “Forward Looking Statements” on page 1 of this Report on Form 10-K.

Item 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, there are no unresolved comments from the Securities and Exchange Commission,

Item 2.	PROPERTIES

Eagle Mountain, California

Overview and Regional Geography and Access. The Eagle Mountain Site which includes the Eagle Mountain mine and the adjoining townsite are located in Riverside County, approximately ten miles northwest of Desert Center, California. Desert Center is located on Interstate 10 between Indio and Blythe, California. See the vicinity map for the Eagle Mountain Site on the following page. Vehicular access to the Eagle Mountain Site is by a paved county road. Within the mine site, there are gravel and dirt roads that were built for the iron ore mining that took place. The mine is also accessed by a railroad as more fully described below.

The Eagle Mountain open-pit iron ore mine was operated by KSC on a full-time basis from approximately 1948 to 1983. However, even though iron ore mining was curtailed by 1983, the mine has remained active and has continued to ship rock, rock products, iron ore pellets, etc. as market conditions allow.

The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown of large-scale iron ore mining. Electrical power is provided to the Eagle Mountain Site by Southern California Edison. We also own several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. However, virtually all of the equipment and all of the mining and processing facilities for large-scale iron ore mining are no longer in existence. There would be substantial costs associated with the improvement of the infrastructure and to build the facilities necessary to resume the previously suspended large-scale mining operation. The Eagle Mountain Townsite includes more than 300 mostly unoccupied single family homes, approximately 100 of which were partially renovated in the 1990s. Due to the passage of time and the impacts of weather, a number of the remaining buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years. We currently have reserves recorded as of December 31, 2011, totaling $3.3 million ($1.0 for asbestos containing products abatement and $2.3 million for demolition) for such purposes.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Other than possible future environmental remediation associated with asbestos containing products in certain structures for which a reserve has been recorded, we are not aware of any material environmental remediation required at the Eagle Mountain Townsite that could require us to expend substantial funds or that could lead to material liability. However, under the terms of an approved mine reclamation plan for a portion of the Eagle Mountain mine site there are ongoing reclamation activities for which the Company has also recorded a reserve for the current estimated cost of such activities.

We own four deep water wells, two of which are operational, and two booster pump stations that serve the Eagle Mountain Site.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

VICINITY MAP FOR THE EAGLE MOUNTAIN SITE

Twentynine Palms
62
Twentynine Palms Hwy
Twentynine Palms Hwy
62
Desert Center
Twentynine Palms Hwy
SAN BERNARDINO COUNTY
RIVERSIDE COUNTY
Joshua Tree National Park
177
EAGLE MOUNTAIN MINE PROPERTY
177
Eagle Mountain Townsite
Kaiser Road
177
Lake Tamarisk
Desert Center
Joshua Tree National Park
Riverside
Riverside
To Palm Springs
Indian Wells
Indio
Coachella
La Quinta
10
10
10
10
Box Canyon Rd
Chiriaco Summit
Eagle Mountain Road
To Blythe
Mecca
SPUR CA-86
111
Union Pacific Railroad
Eagle Mountain Railroad
Salton Sea State Recreation Area
111
Ferrum Junction
RIVERSIDE COUNTY
IMPERIAL COUNTY
86
Torres Martinez Indian Reservation
111

LEGEND

EAGLE MOUNTAIN MINE PROPERTY

San Francisco
Santa Barbara
Los Angeles
San Diego
AREA OF DETAIL

0 10
SCALE IN MILES

Geosyntec consultants

REGIONAL VICINITY MAP – EAGLE MOUNTAIN MINE PROPERTY
RIVERSIDE COUNTY, CALIFORNIA

DATE:	March, 2011	FILE NO.	1224F002
PROJECT NO.	HL1224-2	FIGURE NO.	1

N:\CACAD0\E\EAGLE MOUNTAIN\EAGLE MOUNTAIN-HL1224\Figures\1224F002.dwg 3/17/11 15:36 EConnerly

KAISER VENTURES LLC AND SUBSIDIARIES

Land Ownership. In and around the Eagle Mountain Site, with the completed federal land exchange, the Company currently has various possessory federal mining claims of approximately 1,472 acres and holds approximately 8,644 acres in fee simple (which includes the approximate 1,300 acre Eagle Mountain Townsite). Approximately 4,654 acres of this property will be sold as a part of sale of the landfill project, assuming such sale is completed. See “Part I, Item 1. BUSINESS - Mine Reclamation and Eagle Mountain Landfill Project.” However, if the completed adverse federal land exchange is ultimately unwound it will impact the amount and nature of our land holdings. In such instance we would be placed back to the same position as prior to the land exchange, we would own or control in and around Eagle Mountain approximately 1,800 acres in fee and 9,550 acres in various possessory federal mining claims. In addition, the reversal of the land exchange would reinstate a reversionary interest contained in the original grant of approximately 460 acres of the Eagle Mountain Townsite. The reversionary interest means that this land could be returned to the federal government in very limited circumstances.

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

During 2010 the price of iron ore dramatically increased on the world market reaching over $185.00 per metric ton for high quality iron ore and concentrated ore. In contrast, in 1982, the average price for iron ore was less than $15.00 per metric ton. As a result of the current price for iron ore (approximately $140 per metric ton as of the date of the filing of this Report) and the estimated amount of iron ore at the Eagle Mountain Site, a number of parties have expressed interest in pursuing the iron ore and other mineral resources at Eagle Mountain. We engaged a third-party to assist us in the evaluation of the Eagle Mountain iron ore opportunity and in seeking third-parties that would be interested in potentially acquiring these iron ore and other mineral resources. In October 2011, we entered into an option and purchase agreement which involved the sale of the Company’s subsidiaries that control the Eagle Mountain opportunity. However, as a direct result of the actions of the District and the bankruptcy filing by MRC, the option holder did not exercise its option. The Company and MRC continue to explore various possible transactions. For additional information, see “ITEM 1: BUSINESS-Summary of Business-Cash Maximization Strategy.”

KAISER VENTURES LLC AND SUBSIDIARIES

Through KSC’s prior drilling program and mining activities, KSC’s Mining Engineering Department estimated as of January 1983, that there were approximately 335 million tons1,2 of measured and indicated iron ore at Eagle Mountain as summarized in the table below.

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

Included in this estimate and in the summary table is an estimate related to 466.66 acres of mineral interest owned by the State of California through the California State Lands Commission in the East Pit. In the past, KSC had a mineral lease with the State of California for such mineral interest pursuant to which KSC paid a royalty to the State of California.

[2]	The Company only owns a 50% interest in the Desert Eagle Mountain property.

KAISER VENTURES LLC AND SUBSIDIARIES

sufficient quantity to justify a reprocessing of such tailings given the current recovery technology that is available and the current market price of iron, gold and other minerals.

The actual total amount, type and quality of the iron ore cannot be ultimately determined without further exploration and testing. Additionally, not all of iron ore resources may be economically recoverable. Economically recoverable ore depends upon a number of factors, including, but not limited to, the market price for iron ore, the cost to mine, process, and ship the iron ore, the cost of the infrastructure improvements necessary to support the mining and processing operations, as well as, those necessary to transport the ore, the location, nature of and iron content of the iron ore, operational constraints, the cost of any financing, etc. In addition, certain permits and consents will likely be required prior to the resumption of large-scale extractive iron ore mining. However, we believe that we have a vested mining permit for rock, iron ore, and for other minerals located at the Eagle Mountain Site.

Portions of the iron ore reserves, including the coarse and fine tailings which contain recoverable iron ore, are located on the current landfill project property. Thus, if there should be a landfill project, any development of the iron ore opportunity would require the cooperation of the owner of the Landfill Project. However, based upon a very preliminary analysis, there does not appear to be at this time any material reason why the mining and processing of the iron ore reserves and tailings would be physically incompatible with a landfill project. In fact, we currently believe that under certain circumstances, the mining and processing of the iron ore reserves and tailings and the landfill project could be mutually and economically beneficial. As an example, the Eagle Mountain railroad, once repaired, could serve both the landfill project and any iron ore shipping. In addition, renewed iron ore mining would also provide additional air space and “daily cover” materials for the landfill project.

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

WEST END PROPERTY*- EAGLE MOUNTAIN SITE

Measured Area	Type	Acres	Estimated Tons	Location
D	Mine Waste	44.74	1,103,148	West End
E	Mine Waste	63.39	17,381,986	West End
F	Mine Waste	78.15	3,790,383	West End
G	Mine Waste	7.54	1,202,860	West End
H	Mine Waste	32.75	385,191	West End
I	Mine Waste	10.74	2,560,945	West End
J	Mine Waste	51.62	3,916,635	West End
K	Mine Waste	82.72	13,967,517	West End

*	The “West End Property” is approximately one-half of the Eagle Mountain Mine site located west of the property that would be used for the Landfill Project as currently permitted.

KAISER VENTURES LLC AND SUBSIDIARIES

WEST END PROPERTY*- EAGLE MOUNTAIN SITE

Measured Area	Type	Acres	Estimated Tons	Location
L	Mine Waste	161.65	34,543,191	West End
M	Mine Waste	394.36	86,611,600	West End
	Total ARA Acres:	927.66
Total Estimated Waste Rock Resources			165,463,456
Total Estimated In-Place Resources			1,000,000,000+
Total Construction Aggregate Resources in West End			1,165,000,000+

We have shipped rock products in the recent past including in 2011 and we are exploring opportunities to increase future rock shipments. Although the quality of the stockpiled rock is generally very high, the significant current cost of shipping the rock by truck outside the immediate area around Eagle Mountain has prevented the Company from capitalizing on this significant asset.

Other Mineral Resources. Previous tests conducted on the coarse and fine tailings piles have indicated that gold and other minerals are present within such materials. However, there has not been sufficient systematic testing of these tailings to determine if there are sufficient quantities of gold or other minerals for such minerals to be economically recoverable.

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

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), KSC constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. While we own in fee approximately 10% of the 52-mile railroad right-of-way the major portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC. As noted above, portions of the railroad suffered significant flood damage in 2003 and there has been other damage to the railroad since such date. Additionally, the Union Pacific Railroad removed the track and switch at Ferrum Junction in 2011. In addition to repairing flood damage and replacing Ferrum Junction, significant maintenance and possible upgrades will be required for the rail line to become fully operational. Even with the adverse federal litigation, right-of-way granted under the original federal right-of-way granted under the Private Law 790 would remain in place. In addition, if the land exchange is ultimately fully reversed, Kaiser would reacquire approximately 2,800 acres of potentially valuable desert tortoise habitat along or near the railroad that had been conveyed to the BLM as a part of the October 1999 land exchange. For additional information, see “Part I, Item 1. BUSINESS—Eagle Mountain Landfill Project and Pending Sale—Flood Damage to Railroad.”

Fontana, California

With exception of the approximate 5 acre Tar Pits Parcel, the Company no longer owns any property at the former Mill Site Property. With the exception of ongoing maintenance and inspection obligations, the environmental remediation of this parcel has been completed although the Company is exploring

KAISER VENTURES LLC AND SUBSIDIARIES

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

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and that such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington and another adjoining land owner have indicated that they may intervene as plaintiffs in the case since a portion of the buried debris appear to extend onto property owned by the city and by the other adjoin property owner. While the City of Vancouver did not formally intervene in the matter, a settlement with the City of Vancouver was reached in 2011. Such settlement was paid by one of the Company’s insurance carriers. The other property owner has yet to intervene in the case. The federal government was able to secure a dismissal of all common law claims against it. The government, however, remains in the case with respect to the CERCLA claims. We initiated a third-party complaint against another company believing that such company may be responsible in whole, or in part, for some the buried debris. The amount of damages and legal fees currently claimed by Iron Partners is approximately $1.6 million. This litigation is currently scheduled for trial in April 2012. This litigation has been tendered to our insurance carrier which has accepted the defense of this litigation subject to a reservation of rights.

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. Presumably, the allegation of being a potentially responsible party is based upon the fact that Kaiser

KAISER VENTURES LLC AND SUBSIDIARIES

Company, Inc., the prior name of Kaiser Steel Corporation, constructed and managed the Swan Island Shipyard at Portland, Oregon, for and at the direction of the United States during WW II. Approximately 150 entities have been identified as potentially responsible parties for the site. Apparently over $70 million has been spent to date just to characterize the environmental problems affecting the Portland Harbor and a recent study estimated that remediation costs could range from $440 million to $2.2 billion depending upon the scope of the remediation and remediation standards ultimately determine for the Portland Harbor site. The Company has elected to participate in meetings which seek to settle and allocate among all the alleged potentially responsible parties past and future investigative and remediation costs. The Company has tendered this claim to its environmental insurance carrier and the carrier is providing a defense for the claim.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 10 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, approximately half of the current claims relate to other facilities such as the former Kaiser Steel Mill Site Property.

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

Eagle Crest Energy Company. On March 14, 2012, ECEC filed a declaratory relief action in the Bankruptcy Court against MRC, Kaiser Eagle Mountain, LLC and Kaiser Ventures. The lawsuit seeks declaratory relief only and not damages. In summary, the suit seeks a declaration from the Bankruptcy Court stating that ECEC’s right of eminent domain (with ECEC assuming it would have such a right) and the process of seeking a license from FERC is not impacted by MRC’s bankruptcy.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The Company and the U.S. Department of Interior each appealed the decision to the U. S. 9th Circuit Court of Appeals. On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and Landfill Project appeal. In a 2 to 1 decision the majority opinion was adverse to the Landfill Project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. A slightly modified decision was released on May 19, 2010, by the U.S. 9th Circuit Court of Appeals but the modified decision did not change any of the conclusions of the majority opinion. We sought to have the decision reversed by an en banc panel of eleven judges of the U.S. 9th Circuit Court of Appeals but such request was denied on July 30, 2010. We then elected to seek U.S. Supreme Court review of the adverse U.S. 9th Circuit Court of Appeals decision, but the U.S. Supreme Court on March 28, 2011, declined to accept our appeal. With the decision of the U.S. Supreme Court not to hear the appeal of the adverse decision of the 9th Circuit Court of Appeals, there is no longer any pending litigation and the adverse federal litigation is final and fully concluded as no further appeals are available.

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

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001. In the third quarter of 2008 a third-party commenced a tender offer to purchase up to 1,400,000 of our Class A Units at a price of $.50 per unit less a pro-rata share of transfer costs. This third party ultimately terminated its tender offer without the purchase of any units. In response to such third party tender offer, we conducted a self-tender offer for a portion of our Class A Units. As a result of the tender offer conducted by us that closed on December 1, 2008, we purchased 841,544 of our Class A Units at a price of $.90 per unit. We also paid all related transfer costs for the units purchased by the Company. In 2009 there were a limited number of units purchased at prices ranging from $.65 per unit to $.90 per unit. However, with the November 2009 adverse decision of the U.S. 9th Circuit Court of Appeals involving the Landfill Project, the last price of which we are aware for the actual purchase of units by a third party in 2010 was at $.35 per unit with the exception of two small transfers to related or affiliated parties at $1.50 per unit. In 2011, there were again limited third-party transactions at prices ranging from $.25 to $.35 per unit.

Since the Class A Units are not publicly traded and there is no secondary market for the units, there is no performance graph.

As of March 15, 2012, there were approximately 3,426 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 15, 2012, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan. In addition there are 113,250 Class A Units deemed outstanding that are reserved for those investors that have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger.

We currently have no immediate plans to make distributions but anticipate making distributions once we have completed the evaluation of our existing projects and opportunities and have received our share of the proceeds from any successful sale of such projects and opportunities.

During 2010 and 2011, we purchased 2,002 Class A Units and 2,176 Class A Units respectively.

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2011, with respect to our equity compensation plans under which equity securities of the

KAISER VENTURES LLC AND SUBSIDIARIES

Company are authorized for issuance. All previously outstanding unexercised options expired as of December 31, 2008. Thus, we no long have any outstanding options. All options with an exercise price of $1.25 or less per unit or were exercised prior to December 31, 2008, and all other options with an exercise price of greater than $1.25 per unit were forfeited as of December 31, 2008.

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

[1]

This is average total amount of the annual grant under equity compensation programs. Each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants. Accordingly, in a typical year a total of 20,000 Class A Units are issued each year collectively to the members of the Board of Managers. However, with: (i) the death of one of the members of the Board of Managers in February 2011 and the appointment of a new member to the Board of Managers; and (ii) with the October 2011 amendment of the Board equity compensation plan to provide for calendar year grants as of the first meeting of the calendar year which amendment provided for a transition grant of 2,500 units to non-management members of the Board of Managers, a total of 35,000 units were issued to members of the Board of Managers in 2011. Also reflected in the foregoing table for 2011 is that each executive officer under the terms of his current employment agreement is to be issued 25,000 Class A Units as of January 15 of each year beginning as of January 15, 2007, provided he is still employed by the Company as of the preceding December 31. The annual issuance of Class A Units to the executive officers pursuant to the terms of their respective employment agreement was reviewed by the Company’s Board in 2009 and the Board elected to continue the issuance of units to officers as a part of their compensation. However, the unit issuance to each executive officer for the year 2011 was accelerated from January 15, 2012, to October 2011 resulting in the issuance of a total of 50,000 Class A Units to each executive officer. Additionally, Class A Units may be issued to executive officers under the terms of the Executive Officer New Revenue Incentive Participation Plan. In May 2011 each executive officer was issued 21,455 Class A Units as a bonus for the year 2010 under the terms of the Executive Officer New Revenue Incentive Participation Plan. In February 2012, each executive officer was issued 8,898 Class A Units as a bonus for the year 2011 under the terms of the Executive Officer New Revenue Incentive Participation Plan. All units that were issued immediately vested. For additional information, see “Item 10. Executive Compensation - Executive Compensation.”

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

Forward-Looking Statements and Projections

This “Management’s Discussion and Analysis of Financial Condition and Results of Operation” should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere within the Report on Form 10-K. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Reform Act of 1995. See the discussion under “Forward-Looking Statements” in “Part 1.” preceding “Item 1. - BUSINESS.” You should also consider our forward-looking statements in light of the risks discussed throughout this Report on Form 10-K.

Section 1: Operating Results

Summary Background and Summary of Significant Financial Statement Impact - Impairment of MRC Investment

Kaiser, including its wholly-owned subsidiaries unless otherwise provided herein, is the reorganized successor to Kaiser Steel Corporation (“KSC”) which was an integrated steel manufacturer. We have been developing certain assets received out of the KSC bankruptcy. Our remaining assets and projects are described in more detail under “Item 1. BUSINESS and Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 3. Business Outlook.”

We have sought to develop and then sell our assets at such times and on such terms as we believe will generate maximum value from those assets. To date, we have been able to distribute $12.00 cash per share and one Class A Unit per share under the cash maximization strategy that was adopted in 2000. The final implementation of the cash maximization strategy will occur upon the successful sale or disposition of any iron ore and/or other opportunities at the Eagle Mountain Site and the sale of our interest in the West Valley MRF. Accordingly, it is anticipated that the completion of the sale of our remaining assets will require additional time. For additional information regarding the cash maximization strategy, please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Section 3. Business Outlook.” Accordingly, we currently are in the process of evaluating how best to implement the cash maximization strategy going forward.

Although the Company had previously recorded impairment adjustments to its investment in MRC as of June 30, 2010 and March 31, 2011; as the result of the status of the Landfill Project the Company’s impairment analysis of its remaining investment in MRC as of December 31, 2011, did not indicate any further impairment as of that date. This conclusion resulted from an evaluation of the estimated fair market value of MRC’s remaining assets, excluding any value for the Landfill Project, which showed that the estimated fair market value of such assets was at least equal to or greater than the carrying amount of the investment in MRC on our financial statements. Pursuant to GAAP, this analysis is undertaken without considering any discount for risk or the time value of money. Thus, our analysis did not take into account for example the timing on the receipt of any proceeds from the sale of MRC’s assets or the claims that maybe asserted against MRC in its bankruptcy. The previous impairment adjustments resulted from two events impacting the prospects of the Landfill Project. First, as a result of the adverse U.S. 9th Circuit Court of Appeals decision in the land exchange litigation involving the Landfill Project and the denial in July 2010 of further review by the 9th Circuit, we made a determination that the landfill investment was impaired resulting in a determination that a write-down of the carrying amount of the landfill investment was required as of June 30, 2010. The impairment determination and resulting calculation of fair value of the carrying amount of the landfill investment were made utilizing a probability analysis of the remaining options with regard to the landfill project after the denial of the en banc hearing. The total amount of the write-off was $12,504,000 which was charged to earnings in the second quarter of 2010. Second, on

KAISER VENTURES LLC AND SUBSIDIARIES

March 28, 2011, the U.S. Supreme Court declined our petition requesting that the Court hear our appeal of the adverse decision of the U.S. 9th Circuit Court of Appeals regarding the previously completed federal land exchange. As a result of this denial our impairment analysis undertaken at the end of the first quarter of 2011 resulted in an additional write down of as of March 31, 2011 of $6,683,000 which was charged to earnings in the first quarter of 2011.

Annual Report on Form 10-K

Kaiser qualifies as a smaller reporting company under SEC rules and under such rules Kaiser is required to include and discuss in this Annual Report on Form 10-K its consolidated balance sheets, its consolidated statements of operations and cash flows and changes in members’ equity for the years ended December 31, 2011, and 2010. The reader of this Annual Report on Form 10-K is encouraged to read our prior reports filed with the SEC for our financial statements prior to 2010.

Revenue Sources

Kaiser’s revenues are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., West Valley MRF) which we account for under the equity method. Revenues are also generated from various miscellaneous sources. Historically, miscellaneous revenue activities have included housing rental income, aggregate and rock sales. During 2010 and 2011, the Company also generated miscellaneous income at Eagle Mountain from activities such as leasing its fee owned land for media-related activities.

Due to the nature of the Company’s projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part 2, Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Summary Background and Summary of Significant Financial Statement Impact - Impairment of MRC Investment” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Table summarizing major variances in net loss between the years ended December 31, 2011 and 2010:

2011 vs 2010
Factors Increasing the Net Loss

Lower revenues from Eagle Mountain operations	$(175,000)
Non-capitalized MRC expenses	$(195,000)
Increase in operating & overhead expenditures	$(1,484,000)
Lower realized and unrealized gains on investments	$(275,000)
Lower income tax benefit	$(8,000)

Factors Decreasing the Net Loss

Increased income from West Valley MRF, LLC	$338,000
Asset impairment expense less than 2010	$5,821,000
Higher realized interest income	$28,000

For more detailed information on the items constituting the major variances above, please read the discussion and analysis of our results of operations and financial condition below.

KAISER VENTURES LLC AND SUBSIDIARIES

Analysis of Results for the Years Ended December 31, 2011 and 2010

Revenues. Total revenues for 2011 were $2,312,000, compared to $2,149,000 for 2010. The reasons for this increase are discussed below.

Revenues from the Company’s equity method investment, the West Valley MRF, increased by $338,000 to $2,135,000 for 2011 as compared to 2010. This increase is primarily a result of higher operating profit at the West Valley MRF, which resulted primarily from higher commodity prices in 2011 as compared to 2010. This positive impact was also enhanced by lower operating and partnership expenses and lower depreciation expenses relating to fully depreciated equipment.

Revenue from Eagle Mountain operations decreased to $177,000 from $352,000 for 2010. This decrease is primarily the result of decreases in rock and aggregate and salvage & scrap sales.

Operating Costs. Total Operating expenses decreased to $8,824,000 from $14,191,000 for 2010. This decrease relates primarily to the recording of an additional, albeit lower, asset impairment expense of $6,683,000 offset by an increase in non-capitalized MRC expenses related to landfill permitting and development of $646,000.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for 2011 increased 65% to $3,118,000 from $1,893,000 for 2010. This increase is primarily related to the costs associated with an additional $1.0 million charged to compensation expense resulting from the vesting of amounts in the Supplemental Executive Retirement Plan as of December 31, 2011. Such Supplemental Executive Retirement Plan was previously fully funded in 2007. In addition, the obligations and responsibilities of this Supplemental Executive Retirement Plan was assigned to and assumed by BSI as of such vesting date.

Net Interest and Investment Income (Loss). Net interest and investment gain including Fair Value adjustments for 2011 was $90,000 compared to $337,000 for 2010. This reduction is primarily the result of a temporary decrease in the “Market Value” of the investments during the year. The fluctuating recovery from the 2008 U.S. credit crisis has caused some of the Company’s commercial paper and other investments to decrease in market value as of December 31, 2011. The Company expects to hold these investments to maturity. As of January 1, 2008, the Company adopted ASC 825, Financial Instruments which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company’s investments are therefore marked to market and unrealized earnings or losses are reflected in income for the period in which they are earned.

Pre-Tax Loss and Income Tax Provision. The Company recorded a pre-tax loss of $9,540,000 for 2011 versus a pre-tax loss of $13,598,000 for 2010. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company and there is a gross revenue tax imposed by the State of California. The tax provision was a credit of $53,000 in 2011 versus a credit of $61,000 in 2010 due to tax refunds received during 2011 related to prior years. The significant decrease in the tax provision in 2011 is primarily the result of tax refunds received by Business Staffing (for periods when it was a subsidiary of Kaiser Ventures) based on amended returns filed for 2006, 2007 and 2008 for which the Company was able to carry back losses realized in 2009.

Net Loss. For 2011, the Company reported a net loss of $8,254,000 or $1.20 per unit, versus a net loss of $11,352,000 or $1.70 per unit, reported for 2010. The decrease in net loss per unit in 2011 is primarily due to a reduction in the amount of asset impairment expense recorded in 2011.

KAISER VENTURES LLC AND SUBSIDIARIES

Section 2: Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents increased $36,000 to $804,000 at December 31, 2011. Included in cash and cash equivalents is $534,000 held solely for the benefit of MRC at December 31, 2011.

Below is a table showing the major changes in cash during 2011:

Distributions received from the West Valley MRF	$1,800,000
Net Proceeds from the sale of short term investments	1,389,000
Realized and unrealized gains on investment	75,000
Net increase in other current assets/liabilities	154,000
Equity investments in MRC	(1,146,000)
Cash used in all other operations	(2,236,000)

Net Increase in Cash and Equivalents	$36,000

Working Capital. During 2011, current assets decreased $2,401,000 to $4,400,000, while current liabilities increased $251,000 to $2,231,000. As a result working capital decreased by $2,652,000 to $2.2 million at December 31, 20110.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Increase in consolidated cash	$36,000
Increase in accounts receivable and other net	28,000
Decrease in short term investments	(1,418,000)
Decrease in restricted cash	(1,047,000)
Changes in Current Liabilities
Increase in payables	(352,000)
Increase in taxes payable	(4,000)
Decrease in accrued liabilities	105,000

Net Decrease in Working Capital	$(2,652,000)

Short-Term Investments. During 2011, short-term investments decreased by $1,418,000. This is the result of the sale of a portion of the Company’s investments to provide cash for operations. At December 31, 2011, the Company had $2.7 million of its excess cash reserves invested in short term investments.

Investments. The Company’s recording of $2,135,000 relating to its share of income from its investment in the West Valley MRF was offset by the receipt of cash distributions from the West Valley MRF totaling $1,800,000. This resulted in a $335,000 increase in the Company’s investment in the West Valley MRF. In addition, our investment in the Eagle Mountain Landfill increased $1,300,000 during 2011 due to a private placement completed in September 2011, which increased Kaiser’s ownership interest in MRC from 83.13% to 84.247%. However, in March of 2011 it was determined that this investment was further impaired as a result of the loss of the federal litigation impacting the prospects of the Landfill Project and an additional impairment expense was recorded in the amount of $6,683,000, which reduced the investment by the same amount. As of December 31, 2011 the balance of this investment is $13,843,000. Currently our ownership interest in MRC is 84.247%.

Other Assets. There was a decrease in other assets of $294,000 which is the result of the amortization of the environmental insurance policy of $300,000 and depreciation of buildings and equipment of $18,000, which were partially offset by an increase in refundable deposits of $24,000.

KAISER VENTURES LLC AND SUBSIDIARIES

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of December 31, 2011, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.7 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by such insurance depending upon the nature and timing of the claim.

Minority Interest. As of December 31, 2011, the Company has recorded $2,057,000 of non-controlling interest relating to the approximately 15.75% ownership interest in MRC the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

MRC Bankruptcy. On October 30, 2011, MRC filed a voluntary petition relief under Chapter 11 of the U.S. Bankruptcy Code. MRC continues to operate as a debtor in possession. MRC’s bankruptcy is not currently expected to have a material direct adverse result on Kaiser except that Kaiser will incur attorneys’ fees and costs as a result of the bankruptcy and Kaiser may elect to become a debtor in possession lender to MRC to provide the funds necessary to complete the bankruptcy process.

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

Landfill Permitting and Development. Through its 84.247% interest in MRC, the Company has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Section 970-10 of the ASC, capitalizable landfill site development costs were capitalized at cost and will be expensed when management determines that the capitalized costs provide no future benefit. However,

KAISER VENTURES LLC AND SUBSIDIARIES

as discussed in more detail above, effective June 30, 2010, and March 31, 2011 there were determinations of impairment of the investment in MRC which resulted in write-downs of the carrying amount of such investment in our financial statements. With the determination that an impairment exists no further costs have been or will be capitalized.

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

Uncertain Tax Benefits. The Company adopted Financial Standards Board (FASB) Accounting Standards Codification ASC 740, Income Taxes, formerly Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Initial Measurement topic of FASB ASC 740-10-30 effective January 1, 2007. Adoption of FIN 48 had no impact on the Company’s financial statements.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

New Accounting Pronouncements

In January 2010, the FASB issued an amendment to require new disclosures for fair value measurements and provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted this standard at the beginning of its 2010 fiscal year and it did not have a material impact on the Consolidated Financial Statement note disclosures.

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our 84.247% ownership interest in the MRC; (ii) our 50% equity ownership of the West Valley MRF; (iii) hundreds of millions of tons of rock and mineral resources (primarily iron ore) at the Eagle Mountain Site; and (iv) miscellaneous assets such as our land at Lake Tamarisk. Additionally, we continue to analyze the issues raised by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the possibility of ECEC attempting to take our property by eminent domain. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from the West Valley MRF, our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets, projects, activities and investments in light of how to best provide maximum value to our members. In regard to the West Valley MRF, the most significant factors affecting our future equity income will continue to depend upon: (i) the ability of the West Valley MRF to retain customers and waste volumes at attractive processing rates; (ii) recyclable commodity prices; (iii) the ability to increase prices to reflect any increases in such items as transportation, labor and disposal costs; and (iv) future competition from competing facilities. Due to the adverse economic conditions and other factors, commodity prices, starting in the third quarter of 2008, declined dramatically. Beginning during the second quarter of 2009 and continuing through 2011 we have seen a strong improvement in commodity prices but such prices are still below the prices at which such commodities were being sold at their peak in 2008. Additionally, the West Valley MRF is continuing the process of permitting and then constructing a composting project that might be capable of utilizing a portion of the municipal solid waste received at the facility. Finally, as part of our cash maximization

KAISER VENTURES LLC AND SUBSIDIARIES

strategy, we are evaluating any potential sale of our interest in West Valley or other alternatives in light of our primary objective of maximizing value. West Valley currently generates more than sufficient cash flow to fund its cost of operations and does not require additional investment by us.

Furthermore, even though cash distributions from West Valley MRF continue to be impacted by the adverse economic recession and the slow economic recovery, West Valley should continue to generate cash distributions to cover a material portion of Kaiser LLC’s foreseeable general and administrative costs.

Mine Reclamation, LLC. We own an 84.247% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which has been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange is central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal. Although the matter has been remanded to the BLM for further proceedings in accordance with the decision of the U.S. 9th Circuit Court of Appeals, there is no pending litigation and no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. Additionally, Kaiser has decided that it will not make further investments in MRC to fund a “fix” of the land exchange. For additional information on the federal land exchange litigation see below in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - EAGLE MOUNTAIN LANDFILL PROJECT AND MRC - Prior Federal Landfill Project Litigation.” Further, MRC and the County Sanitation District No. 2 of Los Angeles County (the “District”) had entered into an Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions on August 9, 2000 (the “Landfill Project Sale Agreement”). The closing date under the Landfill Project Sale Agreement had been extended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Under each of those extension agreements, the District had the right to either purchase the Landfill Project in its “as is” condition or to terminate its Landfill Project Sale Agreement with MRC. The last extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. The then Chief Engineer and General Manager of the District had indicated that the District was not intending to proceed with the purchase of the Landfill Project. He later communicated that the District would be purchasing the Landfill Project on October 31, 2011. The District subsequently repudiated in writing the terms of the last extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with the permitting of the landfill which would involve substantial additional financial resources and time, neither of which MRC has. Thus, MRC filed for bankruptcy protection on October 30, 2011, in federal bankruptcy court in Riverside County, California in order to preserve and protect its assets and options with respect to such assets.

Mill Site Property. The only remaining Mill Site Property owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

KAISER VENTURES LLC AND SUBSIDIARIES

Cash Maximization Strategy and Our Current Projects and Activities. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash distributed to Kaiser Inc.’s stockholders. In implementing the cash maximization strategy, during 2000 and 2001, we undertook a series of asset sale transactions and other activities which allowed us to distribute a total of $12.00 per share in cash to Kaiser Inc.’s stockholders. The final implementation of the cash maximization strategy will occur upon of the successful sale or disposition of our land and possible mineral resource opportunities at the Eagle Mountain Site as well as the resolution of MRC’s bankruptcy and the sale of our interest in the West Valley MRF. Accordingly, we currently are in the process of evaluating how best to implement the cash maximization strategy going forward. A final decision will not be made until we know the outcome of an evaluation of the iron ore and other possible opportunities that may be available at the Eagle Mountain Site is completed, until there is a resolution of the MRC bankruptcy and until we complete the sale of our remaining interest in the West Valley MRF.

The Company currently expects a liquidating event for its members once the cash maximization strategy is completed but it is currently anticipated that such strategy will not be completed until the Company’s projects and assets are sold and MRC’s bankruptcy resolved which may be a significant amount of additional time.

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC

We have audited the accompanying consolidated balance sheets of Kaiser Ventures LLC as of December 31, 2011 and 2010 and the related consolidated statements of operations, members’ equity and cash flows for the years ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Irvine, California
March 29, 2012

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$804,000	$768,000
Accounts receivable and other, net of allowance for doubtful accounts of $37,500.	143,000	115,000
Short-term investments	2,703,000	4,121,000
Restricted cash and cash equivalents:
Pledged for LOCs	750,000	750,000
Contribution to Company SERP	—	1,047,000

	4,400,000	6,801,000

Due from Business Staffing, Inc.	12,000	—

Eagle Mountain landfill investment	13,843,000	20,526,000
Investment in West Valley MRF	5,526,000	5,191,000
Land	2,465,000	2,465,000
Other Assets
Unamortized environmental insurance premium	450,000	750,000
Refundable deposits	24,000	—
Buildings and equipment (net)	336,000	354,000

	810,000	1,104,000

Total Assets	$27,056,000	$36,087,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2011	2010
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$413,000	$61,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	628,000	729,000

	2,231,000	1,980,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Deferred lease liability	—	5,000
Accrual for environmental remediation	2,705,000	2,733,000
Other accrued liabilities	250,000	250,000

	9,633,000	9,666,000

Total Liabilities	11,864,000	11,646,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at December 31, 2011 6,956,212, at December 31, 2010 6,709,023	13,135,000	21,305,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—

	13,135,000	21,305,000
Equity attributable to noncontrolling interest	2,057,000	3,136,000

Total Members’ Equity	15,192,000	24,441,000

Total Liabilities and Members’ Equity	$27,056,000	$36,087,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2011	2010
Revenues
Income from equity method investment in the West Valley MRF, LLC	$2,135,000	$1,797,000
Eagle Mountain revenues	177,000	352,000

Total revenues	2,312,000	2,149,000

Operating Costs
Environmental insurance premium amortization	300,000	300,000
Eagle Mountain Landfill investment impairment expense	6,683,000	12,504,000
Non-capitalized MRC expenses	646,000	451,000
Expenses related to Eagle Mountain	1,195,000	936,000

Total resource operating costs	8,824,000	14,191,000

Gross Loss	(6,512,000)	(12,042,000)
Corporate General and Administrative Expenses
Total corporate and administrative expenses	3,118,000	1,893,000

Loss from Operations	(9,630,000)	(13,935,000)
Fair Value Adjustments of Available for Sale Securities	(55,000)	220,000
Net Interest and Investment Income	145,000	117,000

Loss before Income Tax Benefit and allocation of non-controlling interest	(9,540,000)	(13,598,000)
Income Tax Benefit	(53,000)	(61,000)

Net Loss before allocation of non-controlling interest	$(9,487,000)	$(13,537,000)

Net Loss attributable to non-controlling interest	$(1,233,000)	$(2,185,000)

Net Loss attributable to controlling interest	$(8,254,000)	$(11,352,000)

Basic Loss Per Unit	$(1.20)	$(1.70)

Diluted Loss Per Unit	$(1.20)	$(1.70)

Basic Weighted Average Number of Units Outstanding	6,854,000	6,692,000
Diluted Weighted Average Number of Units Outstanding	6,854,000	6,692,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2011	2010
Cash Flows from Operating Activities
Net loss	$(9,487,000)	$(13,537,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Investment impairment expense	6,683,000	12,504,000
Net realized and unrealized (gain) loss on investments	75,000	(220,000)
Change in West Valley MRF, LLC
Equity income recorded	(2,135,000)	(1,797,000)
Cash distributions received	1,800,000	1,250,000
Depreciation and amortization	318,000	345,000
Class A Units / stock-based compensation expense	84,000	35,000
Changes in assets:
Accounts receivable- and other	(64,000)	109,000
Changes in liabilities:
Accounts payable and accrued liabilities	246,000	98,000
Environmental remediation expenditures	(28,000)	(61,000)

Net cash flows (used in) operating activities	(2,508,000)	(1,274,000)

Cash Flows from Investing Activities
Purchase of investments	(1,610,000)	(1,590,000)
Sale of investments	2,999,000	2,477,000
Capital (acquisitions) dispositions	—	1,000
Capitalized landfill expenditures	—	(311,000)

Net cash flows provided by investing activities	1,389,000	577,000

Cash Flows from Financing Activities
Capital contribution by NCI	154,000	—
Decrease in restricted cash for SERP	1,001,000	—

Net cash flows provided by financing activities	1,155,000	—

Net Increase (Decrease) in Cash and Cash Equivalents	36,000	(697,000)
Cash and Cash Equivalents at Beginning of Year	768,000	1,465,000

Cash and Cash Equivalents at End of Year	$804,000	$768,000

Supplemental Disclosure of Cash Flow Information
	2011	2010
Cash paid during the year for income taxes	$4,800	$6,500

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2011 and 2010

	Member Class A Units	Members’ Equity	Total
Balance at December 31, 2009	6,611,025	$32,622,000	$32,622,000

Net loss	—	(11,352,000)	(11,352,000)
Issuance of Class A Units
Units purchased	(2,002)	—	—
Units granted to executives and
Board of Managers	100,000	35,000	35,000

Total Net Class A Activity	97,998	35,000	35,000

Balance at December 31, 2010	6,709,023	21,305,000	21,305,000

Net loss	—	(8,254,000)	(8,254,000)
Issuance of Class A Units
Units purchased	(2,176)	(1,000)	(1,000)
Units granted to executives and
Board of Managers	249,365	85,000	85,000

Total Net Class A Activity	247,189	84,000	84,000

Balance at December 31, 2011	6,956,212	$13,135,000	$13,135,000

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

At December 31, 2011, the Company’s principal assets include: (i) an 84.247% ownership interest in Mine Reclamation, LLC (referred to as “MRC”), however, as disclosed in “Note 5 MINE RECLAMATION LLC.” MRC filed for Chapter 11 bankruptcy on October 30, 2011; (ii) a 50% ownership interest in the West Valley Materials Recovery Facility and Transfer Station (“West Valley MRF”), such interest being owned through our wholly-owned subsidiary, Kaiser Recycling, LLC; (iii) hundreds of millions of tons of minerals (primarily iron ore), rock, and other resources that are located at the Eagle Mountain property. Sale of such resources is subject to market conditions and the Company having all necessary permits; (iv) approximately 5,400 (“Eagle Mountain Site”) additional acres currently owned or controlled by Kaiser at the Eagle Mountain Site that are not included in the pending sale to the District; and (v) land at Lake Tamarisk consisting of 72 residential lots and approximately 420 acres of other undeveloped property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site and (vi) cash and cash equivalents, receivables and short-term investments of approximately $4.4 million.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; and MRC. See Note 2. below for additional information concerning the Company’s subsidiaries.

Ongoing Operations

The Company’s revenues from ongoing operations are generally derived from the development of the Company’s long-term projects. Income from equity method investments reflects Kaiser’s share of income related to its equity investment in the West Valley MRF which the Company accounts for under the equity method.

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included housing rental income, aggregate and rock sales at the Eagle Mountain Site.

KAISER VENTURES LLC AND SUBSIDIARIES

Business Staffing Inc.

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

The purchase price for all of the stock of BSI was nominal given the assumption of certain liabilities such as the deferred compensation obligations to those employees or prior employees that were and are participants in the Company’s supplemental executive retirement plans. BSI is responsible for such plans and is the sole sponsor and administrator for each plan. Additionally, BSI will not be reimbursed for certain expenses associated with these plans that were or are being paid by the Company such as any taxes associated with these plans.

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

Cash and Cash Equivalents

The Company maintains its cash balances with two financial institutions that have Standard & Poor’s ratings of AA- or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation for up to a minimum of $250,000 at each institution. At December 31, 2011, and at various times throughout the year, the Company had cash in excess of federally insured limits.

Short-Term Investments

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2011, the Company had all of its investments in high grade commercial paper (Standard & Poor’s rating of “A” or above)

KAISER VENTURES LLC AND SUBSIDIARIES

which is classified as available-for-sale. The classification of investment securities is reviewed by the Company at each reporting period.

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

This method of measurement of the Company’s investments has caused some of the investments to decrease in value as of December 31, 2011. The Company is expected to hold these investments to maturity. As of January 2008 the Company, adopted ASC 825, Financial Instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value. Investments are marked to market and the changes in fair value are recognized in income at the end of each reporting period. As of December 31, 2011 and 2010, these fair value adjustments reflected a loss of $55,000 and a gain of $220,000, respectively, which are included in fair value adjustments of available for sale securities on the statement of operations.

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

Landfill Permitting and Development

The Company owns an 84.247% ownership interest in MRC, which has been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange is central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal.

KAISER VENTURES LLC AND SUBSIDIARIES

There is no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. Additionally, Kaiser has decided that it will not make any further investment in MRC to fund a “fix” of the land exchange.

Buildings and Equipment

Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets which range from 3 to 10 years.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets on a quarterly basis to determine if the anticipated cash flows from the assets will equal or exceed their capitalized costs. Our reviews as of December 31, 2011, concluded that no impairment of the following long-lived assets had occurred: (a) our 50% ownership interest in the West Valley MRF because the West Valley MRF continues to generate significant net income and positive cash flow; and (b) our other real estate and building and equipment which are recorded at the lower of cost or fair market values.

Although the Company had previously recorded impairment adjustments to its investment in MRC as of June 30, 2010 and March 31, 2011 as a result of events impacting the prospects of the Landfill Project; the Company’s impairment analysis of its remaining investment in MRC as of December 31, 2011, did not indicate any further impairment as of that date. This conclusion resulted from an evaluation of the estimated fair market value of MRC’s remaining assets, (i.e., assets not directly related to the Landfill Project) which showed that the estimated fair market value of such assets was at least equal to or greater than the carrying amount of the investment in MRC on our financial statements. Pursuant to Generally Accepted Accounting Principles, this analysis is undertaken without considering any discount for risk or the time value of money. Thus, our analysis did not take into account for example the timing on the receipt of any proceeds from the sale of MRC’s assets or the claims that maybe asserted against MRC in its bankruptcy. The previous impairment adjustments resulted from two events impacting the Landfill Project. First, as a result of the adverse U.S. 9th Circuit Court of Appeals decision in the land exchange litigation involving the Landfill Project and the denial in July 2010 of further review by the 9th Circuit, we made a determination that the landfill investment was impaired resulting in a determination that a write-down of the carrying amount of the landfill investment was required as of June 30, 2010. The impairment determination and resulting calculation of fair value of the carrying amount of the landfill investment were made utilizing a probability analysis of the remaining options with regard to the landfill project after the denial of the en banc hearing. The total amount of the write-off was $12,504,000 which was charged to earnings in the second quarter of 2010. Second, on March 28, 2011, the U.S. Supreme Court declined our petition requesting that the Court hear our appeal of the adverse decision of the U.S. 9th Circuit Court of Appeals with regard to the previously completed federal land exchange. As a result of this denial our impairment analysis undertaken at the end of the first quarter of 2011 resulted in an additional write down of as of March 31, 2011 of $6,683,000 which was charged to earnings in the first quarter of 2011.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

Income Taxes

The Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the members for inclusion in their respective income tax returns. The only income taxes imposed on the Company are a minor gross revenue tax imposed by the State of California.

Earnings Per Unit

The Company follows ASC 260, Earnings per Share, in calculating basic and diluted earnings per unit. Basic earnings per unit excludes the dilutive effects of options, warrants and convertible securities, while diluted earnings per unit includes the dilutive effects of claims on the earnings of the Company.

LLC Unit/Stock Options

At December 31, 2008, the Company had three stock-based employee compensation plans see Note 11. Under guidance of ASC Topic 718, Compensation - Stock Compensation, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award).

KAISER VENTURES LLC AND SUBSIDIARIES

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, the Company’s financial assets that are required to be measured at fair value at December 31, 2011 and December 31, 2010:

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of December 31, 2011:
Cash and cash equivalents	$804,000	$804,000	—	—
Short-term investments	$2,703,000	$2,703,000	—	—

Assets as of December 31, 2010:
Cash and cash equivalents	$768,000	$768,000	—	—
Short-term investments	$4,121,000	$4,121,000	—	—

Class B, C and D Units

The Company has outstanding Class B, C and D Units which are reflected on the Company’s Balance Sheet as equity securities that were designed and implemented to replicate the cash distributions the holders of such units would have received under certain former long-term transaction incentive plans. These former plans provided for bonus payments as a result of the sale of certain assets at prices above certain minimum threshold requirements. Even though the Class B, C and D Units are classified as equity securities, the Company will account for any future distributions on the Class B, C and D Units by recording compensation expense for the full amount of the distribution at the time a distribution becomes probable and estimateable. For additional information regarding the Class B, C and D Units. Please see

KAISER VENTURES LLC AND SUBSIDIARIES

“Note 11. EQUITY” and “Note 14. COMMITMENTS AND CONTINGENCIES - Contingent Distributions on Class B, C and D Units.”

Subsequent Events

Subsequent events are material events or transactions that occur after the balance sheet date but before financial statements are available to be issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide material additional evidence about conditions that existed at the date of the balance sheet, including the material estimates inherent in the process of preparing the consolidated financial statements. The Company’s consolidated financial statements do not recognize subsequent events that provide evidence about material conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before the consolidated financial statements are available to be issued.

The Company has evaluated subsequent events through March 29, 2012, which is the date the consolidated financial statements were available to be issued.

Note 3. ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Prepaid Insurance	$59,000	$47,000
Accounts Receivable Trade and Other	121,000	105,000

Sub Total	180,000	152,000
Allowance for doubtful accounts	(37,000)	(37,000)

Total	$143,000	$115,000

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

Most of the financing for the construction of the West Valley MRF of approximately $22 million, including reimbursement of previously incurred development costs of Burrtec and the Company, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A and Series 2000A (the “Bonds”). The Bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”). The current letters of credit have an expiration date of June 30, 2012 and June 30, 2016 respectively. The Bonds have stated maturity dates of June 1, 2012 for Series 1997A ($9.5 million) and June 1, 2030 Series 2000A ($8.5 million), although West Valley MRF, LLC is required, pursuant to its agreement with Union Bank, to periodically redeem a portion of the Bonds on a stated schedule. Pursuant to a Guaranty Agreement with Union Bank, the Company and Burrtec each are liable for fifty percent (50%) of the principal and interest on the Bonds in the event of a default by the West Valley MRF, LLC.

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

KAISER VENTURES LLC AND SUBSIDIARIES

	PAYMENT SCHEDULE
YEAR	1997 BONDS	2000 BONDS	TOTAL
2012	$620,000	$—	$620,000
2013 thru
2029		290,000	4,930,000	(1)
			(290,000
			per year	)
2030		270,000	270,000
Total	$620,000	$5,200,000	$5,820,000

[1]	Total payments for this period (2013 thru 2029) at $290,000 per year.

The above payment scheduled is based and conditioned upon a renewal of the existing letters of credit which secure the bonds. The letters of credit for the 1997 and 2000 bonds are currently scheduled to expire in June of 2012 and 2016, respectively. Union Bank has expressed that it anticipates no problem in extending these letters of credit prior to their expiration date. If such letters of credit are not extended by their respective due date, then the outstanding principle balance of the bonds secured by such letters of credit would be due as a balloon payment.

The Company is accounting for its investment in West Valley MRF, LLC under the equity method.

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	November 30, 2011	November 30, 2010
Current Assets	$8,430,000	$8,641,000
Property and Equipment (net)	10,214,000	10,228,000
Other Assets	—	3,000

Total Assets	$18,644,000	$18,872,000

Current Liabilities	$4,154,000	$4,432,000
CPCFA Bonds Payable – Long Term Portion	5,200,000	5,820,000
Members’ Equity	9,290,000	8,620,000

Total Liabilities and Members’ Equity	$18,644,000	$18,872,000

Income Statement Information:	2011	2010
For the Twelve Months Ended November 30
Net Revenues	$13,417,000	$12,780,000
Gross Profit	$5,481,000	$4,890,000
Net Income	$4,271,000	$3,593,000

The Company recognized equity income from the West Valley MRF of $2,135,000 and $1,797,000 for 2011 and 2010, respectively. However, due to the current worldwide economic conditions and other factors, commodity prices starting in the third quarter of 2008 declined dramatically. Although commodity prices have been recovering over the last three years they still are below the prices at which they peaked in 2008. Accordingly, the financial performance of the West Valley MRF in 2009, 2010 and 2011 was lower in comparison to its financial performance in 2008.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 5. MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the Landfill Project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in Mine Reclamation as of December 31, 2011, is 84.247%. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC filed for bankruptcy protection in order to preserve and protect its assets and options with respect to such assets. MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange is central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal. There is no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. Additionally, Kaiser has decided that it will not make any further investment in MRC to fund a “fix” of the land exchange.

There are numerous risks associated with MRC and if the Company is unable to manage any of MRC’s risks or uncertainties, the value of the Company’s Class A Units would be materially reduced.

Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. In 2005, the Company conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of such investigation, the Company has estimated the cost to repair the damage to be a minimum of $4.5 million. An accrual for such amount was recorded in 2003. Since the 2003 floods additional railroad damage has been sustained and in 2011 Union Pacific Railroad removed the track and switching facilities at Ferrum Junction. MRC is obligated under its lease with Kaiser Eagle Mountain to maintain and repair the railroad in its condition as of 2000. MRC is currently in default under such obligations. The current plans has attempted to undertake the work necessary to help preserve and protect the existing railroad; however, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date or until there is another project at Eagle Mountain that warrants such repairs.

Note 6. INVESTMENTS

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of December 31, 2011 and December 31, 2010.

AVAILABLE-FOR-SALE SECURITIES	DECEMBER 31, 2011	DECEMBER 31, 2010
Short Term Bond Funds	$2,703,000	$4,121,000

KAISER VENTURES LLC AND SUBSIDIARIES

Note 7. CONVERSION DISTRIBUTION

At December 31, 2011, the Company holds $1,190,000 in cash it had previously sent to its transfer agent in December 2001 for the payment of the $10.00 per share merger consideration to shareholders. This cash, classified as restricted cash, will ultimately be distributed to shareholders once the correct paperwork is submitted by such shareholders, thereby reducing the related conversion distribution payable.

Note 8. BUILDINGS AND EQUIPMENT

Buildings and equipment as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Buildings and structures	$3,285,000	$3,285,000
Machinery and equipment	1,868,000	1,867,000

	5,153,000	5,152,000
Accumulated depreciation	(4,817,000)	(4,798,000)

Total	$336,000	$354,000

Depreciation expenses for the years ended December 31, 2011 and 2010 was $18,000 and $45,000, respectively.

Note 9. ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Compensation, severance and related employee costs	$64,000	$162,000
Accrued professional	560,000	555,000
Other	4,000	12,000

Total	$628,000	$729,000

Note 10. ENVIRONMENTAL REMEDIATION RESERVE

The Company has established environmental reserves to address potential environmental liabilities including, among other things, environmental obligations at the Mill Site Property that were not assumed by the buyer of a significant portion of the former steel mill site (CCG Ontario, LLC), such as any potential third party damages from the identified groundwater plume of total dissolved subsidiary organic carbon, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. CCG Ontario, LLC (“CCG”) is a subsidiary of Catellus Corporation which in turn is owned by ProLogis. ProLogis is considered the world’s largest developer of commercial warehouse space.

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

As of December 31, 2011, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in connection with the sale of the Mill Site Property, and other environmental related items, including, but not limited to, the conditional asset retirement obligation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,705,000. In the event a future claim for damages is filed against the Company that exceeds the remaining $2,705,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

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

Class A Units Outstanding

At December 31, 2011 and 2010 Kaiser LLC had 6,956,212 and 6,709,023 Class A Units outstanding, respectively.

At December 31, 2011, there are no Class A Units available for issuance relating to outstanding options. As of December 31, 2008, all outstanding options had been exercised or lapsed. Thus, there are no outstanding options.

At December 31, 2011, 104,267 Class A Units of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into a limited liability company in November 2001, the then 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. Distribution of these units have been made periodically for the settlement of unsecured creditor claims.

At December 31, 2011, 113,690 Class A Units were deemed outstanding and reserved for issuance to holders of Kaiser Inc. stock that have yet to convert such stock to Kaiser LLC Class A Units.

Class B Units

Prior to the merger, Kaiser LLC issued 751,956 Class B Units to current and former MRC executives. These MRC executives had previously been granted the right to receive certain contingent incentive payments in order to incentivize each of them to assist Kaiser and MRC in closing the sale of the landfill

KAISER VENTURES LLC AND SUBSIDIARIES

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

At December 31, 2011, Kaiser LLC had 751,956 Class B Units outstanding.

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

At December 31, 2011, Kaiser LLC had 872 and 128 Class C and D Units outstanding, respectively.

Unit/Stock Option and Unit/Stock Grant Programs

Historically, the Company granted options under various stock option plans which became units upon conversion from a corporation to a limited liability company. All plans under which options were issued are no longer in effect as of December 31, 2008.

Currently, each member of the Board of Managers, other than Mr. Stoddard, receives an annual grant of 5,000 Class A Units, usually June 30 of each year. However, with: (i) the death of one of the members of the Board of Managers in February 2011 and the appointment of a new member to the Board of Managers; and (ii) with the October 2011 amendment of the Board equity compensation plan to provide for calendar year grants as of the first meeting of the calendar year and provided for a transition grant of 2,500 units to non-management members of the Board of Managers, a total of 35,000 units were issued to members of the Board of Managers in 2011. A newly appointed or elected member to the Board of Managers is initially granted 5,000 Class A Units.

Note 12. LOSS PER UNIT/SHARE

The following table sets forth the computation of basic and diluted loss per unit/share:

	2011	2010
Numerator:
Net loss	$(8,254,000)	$(11,352,000)
Numerator for basic loss per unit
Loss available to Class A members	$(8,254,000)	$(11,352,000)
Numerator for diluted loss per unit
Loss available to Class A members	$(8,254,000)	$(11,352,000)
Denominator:
Denominator for basic earnings per unit-weighted-average shares	6,854,000	6,692,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit -adjusted weighted-average shares and assumed conversions	6,854,000	6,692,000

Basic loss per unit	$(1.20)	$(1.70)

Diluted loss per unit	$(1.20)	$(1.70)

KAISER VENTURES LLC AND SUBSIDIARIES

For additional disclosures regarding the outstanding employee unit/stock options see Note 11.

Note 13. INCOME TAXES

Subsequent to the Company’s conversion into a limited liability company, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. Therefore, the only income taxes are those imposed on Business Staffing Inc. (“BSI”), while it was a subsidiary of Kaiser. Accordingly, these taxes amounted to a credit of $53,000 and $61,000 that were refunded in 2011 and 2010, respectively for years in which BSI was a subsidiary of Kaiser.

The significant decrease in the tax provision in 2010 and 2011 is primarily the result of tax refunds received by Business Staffing (previously a subsidiary of Kaiser) based on amended returns filed for 2006, 2007 and 2008.

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

At the inception of the insurance contract, the Company created reserves based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of the Mill Site Property, as well as potential matters at Eagle Mountain and at other historical locations. These liabilities reflected management’s estimate of potential future environmental claims, remediation and related costs but did not represent known claims at the inception of the policy. As of December 2011, the Company estimates that its future environmental liability and other environmental related items, including, but not limited to remediation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,705,000. In the event a future claim for damages is filed against the Company that relates to the remaining $2,705,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim. See the discussion under Note 10 on the Environmental Remediation Reserve.

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

In January 2007, an additional nonqualified pension plan was established that benefits two of the executive officers (“SERP 2”). The Company placed into SERP 2 previously accrued amounts due Richard E. Stoddard and Terry L. Cook as transition payments under their respective previous

KAISER VENTURES LLC AND SUBSIDIARIES

employment agreement. Like the terms of their previous employment agreements, the amounts in SERP 2 remain subject to forfeiture if the executive officer is terminated for “cause” as defined in such Plan (which is the same definition as contained the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. However, pursuant to the terms of SERP 2, Mr. Stoddard and Mr. Cook fully vested in SERP 2 effective as of December 31, 2011, resulting in a charge to compensation expense of $1,001,000 as of December 31, 2011. The obligation and responsibilities for SERP 2 were transferred to BSI with the December 31, 2011, vesting of SERP2. Payments pursuant to SERP2 will commence upon the officer’s death, permanent disability, or the termination of the officer.

Total expense relative to all of these plans for the years ended December 31, 2011 and 2010 was $22,000 and $66,000, respectively. During 2010 forfeiture funds were identified which have been utilized to fund employer’s contributions to the various plans during 2010 and 2011, thereby reducing the company’s expense. With the vesting on December 31, 2011, of SERP 2 for the two executive officers, the Company incurred a compensation expense amounting to $1,001,000 as of such date.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. The last private placement was completed in September 2011 bringing the Company’s ownership interest in MRC to 84.247%. Future funding of MRC will be required, however, the Company has decided not to fund any future efforts by MRC to further the permitting of the Eagle Mountain Landfill Project.

Contingent Distributions on Class B, C and D Units

Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. For additional information, see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” and “Note 11. EQUITY” above.

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

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). The allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and that such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff seeks damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington and another adjoining land owner have indicated that they may intervene as plaintiffs in the case since a portion of the buried debris appear to extend onto property owned by the city and by the other adjoin property owner. While the City of Vancouver did not formally intervene in the matter, a settlement with the City of Vancouver

KAISER VENTURES LLC AND SUBSIDIARIES

was reached in 2011. Such settlement was paid by one of the Company’s insurance carriers. The other property owner has yet to intervene in the case. The federal government was able to secure a dismissal of all common law claims against it. The government, however, remains in the case with respect to the CERCLA claims. We initiated a third-party complaint against another company believing that such company may be responsible in whole, or in part, for some the buried debris. The amount of damages and legal fees currently claimed by Iron Partners is approximately $1.6 million. This litigation is currently scheduled for trial in April 2012. This litigation has been tendered to the Company’s insurance carrier which has accepted the defense of this litigation subject to a reservation of rights.

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site, Portland, Oregon. Presumably, the allegation of being a potentially responsible party is based upon the fact that Kaiser Company, Inc., the prior name of Kaiser Steel Corporation, constructed and managed the Swan Island Shipyard at Portland, Oregon, for and at the direction of the United States during WW II. Approximately 150 entities have been identified as potentially responsible parties for the site. Apparently over $70 million has been spent to date just to characterize the environmental problems affecting the Portland Harbor and a recent study estimated that remediation costs could range from $440 million to $2.2 billion depending upon the scope of the remediation and remediation standards ultimately determine for the Portland Harbor site. The Company has elected to participate in meetings which seek to settle and allocate among all the alleged potentially responsible parties past and future investigative and remediation costs. KSC Recovery, Inc. and the Company have tendered this claim to their appropriate insurance carrier and the carrier is providing a defense for the claim.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 10 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, approximately half of the current claim relate to other facilities such as the former Kaiser Steel Mill Site Property.

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

Mine Reclamation Bankruptcy. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central

KAISER VENTURES LLC AND SUBSIDIARIES

District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. It is likely that there will be adversarial claim proceedings and litigation in the Bankruptcy Court. Since any such claim would be handled in the MRLLC Bankruptcy, there should be no adverse impact of the claim on the Company’s financial statements. As discussed below, Eagle Crest Energy Company (“ECEC”) has initiated a declaratory action in the Bankruptcy Court against the Company and MRC.

Eagle Crest Energy Company. On March 14, 2012, ECEC filed a declaratory relief action in the Bankruptcy Court against MRC, Kaiser Eagle Mountain, LLC and Kaiser Ventures. The lawsuit seeks declaratory relief only and not damages. In summary, the suit seeks a declaration from the Bankruptcy Court stating that ECEC’s right of eminent domain (with ECEC assuming it would have such a right) and the process of seeking a license from FERC is not impacted by MRC’s bankruptcy.

Claims Against the KSC Bankruptcy Estate. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

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

Disclosure Controls and Procedure

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, under the supervision and with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective at the “reasonable assurance level” to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. Specifically, in 2009, 2010 and 2011 the Company: (a) requested that all of the critical employees, officers and Members of the Board of Managers of the

KAISER VENTURES LLC AND SUBSIDIARIES

Company complete an extensive internal control and risk management questionnaire; and internally reviewed and tested its internal controls against its written procedures. The above conclusions are based upon the work performed.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Company management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

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

The following includes a brief biography of each member of our current Board of Managers, including each individual’s age as of March 15, 2012. Each biography includes specific experience, qualifications, attributes or skills that led our Board of Managers to determine that each individual serving on the Board should continue to serve on the Board of Managers. Additionally, the members of our Board, as well as our executive officers, bring a wealth of experience and history with the Company and its projects and the types of matters the Company faces on a reoccurring basis.

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	61	Chief Executive Officer, President and Chairman of the Board
Sarah J. Anderson	61	Manager
Ronald E. Bitonti	79	Manager
Gerald A. Fawcett	79	Vice Chairman
John W. Kluesener	69	Manager

Todd Cole, a manager of Kaiser or its predecessor since 1989, died in February 2011. John W. Kluesener was appointed in May 2011 to fill the vacancy on the Board of Managers.

Richard E. Stoddard was appointed Chief Executive Officer of Kaiser in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining Kaiser in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of Penske Motorsports, Inc. (“PMI”) when International Speedway Corporation acquired PMI. As of January 1, 2003, Mr. Stoddard began working less than full time for Kaiser. In addition to working on behalf of Kaiser, Mr. Stoddard works as a general business consultant with an emphasis on distressed businesses and water development opportunities. In the water development area, Mr. Stoddard is working primarily on behalf of Cadiz, Inc., a public company. As Chairman and Chief Executive Officer, Mr. Stoddard brings to the Board a detailed knowledge of all the Company’s activities as well as expertise in the water industry.

Sarah J. Anderson was appointed to the Board in November 2010, she has 35 years of experience in accounting and financial consulting. She retired from Ernst & Young LLP in June 2008 after more than 24 years with the firm as an assurance and advisory services partner, wherein she held numerous leadership positions including managing partner of the Orange County, California office, and prior to that managing partner of the Riverside office. She has served a number of clients, both public and private. Ms. Anderson has served on a number of philanthropic and not-for-profit boards. She is the chair of the board of directors of the Pacific Symphony. She was appointed by former Governor Schwarzenegger to the California Board of Accountancy in 2007 for a four year term and was reappointed to such Board in January 2011. She is the immediate past president of that board. Effective March 21, 2012, American States Water Company, a public company, elected Ms. Anderson as a director of such company and its wholly-subsidiary, Golden States Water Company. Ms. Anderson is a Certified Public Accountant.

Ronald E. Bitonti is Chairman of the Benefits Committee for the VEBA and was Chairman of the Reorganized Creditors’ Committee formed during the KSC bankruptcy until dissolution of this committee in 1991.

KAISER VENTURES LLC AND SUBSIDIARIES

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

John W. Kluesener retired from Bechtel Corporation after 35 years of work in 2007. While working for Bechtel he worked on or was project manager for various projects of various sizes including: wastewater and hazardous waste projects with a value of up to $2.6 billion; project leader for hurricane Katrina recovery projects; assisting the government of Qatar with regard to a 25 year plan for infrastructure improvements with an implementation budget of over $2 billion; and project manager for the evaluation of repairs and upgrades of for the water systems for much of Irag. In addition, Mr. Kluesener was in charge of all of Bechtel’s worldwide water and wastewater treatment, environmental assessment, permitting and remediation projects. Mr. Kluesener received his B.S. degree in Chemical Engineering from Northwestern University, his M.S. degree in water chemistry from the University of Wisconsin and his Ph. D. in water chemistry also from the University of Wisconsin. He is also the manager of a consulting company, Infrastructure Systems Consulting, that specializes in water and wastewater treatment studies. Mr. Kluesener served on the Board of Directors of Kaiser for a short period of time when it emerged from bankruptcy in 1988 because of Bechtel’s interest in the KSC bankruptcy. Mr. Kluesener brings to the Company experience in complex and large projects as well as historical experience.

INDEPENDENT MANAGERS

During 2011 Ms. Anderson, Messrs. Bitonti, Cole and Kluesener (replacing Mr. Cole’s position on the Board of Managers) were considered independent managers (directors) under applicable rules.

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

KAISER VENTURES LLC AND SUBSIDIARIES

•	Approving all non-audit services performed by Kaiser LLC’s independent registered public accounting firm, subject to a de minimis exception.

Ms. Anderson served as chairman of the Audit Committee during 2011. Mr. Cole served as a member of our Audit Committee until his death in February 2011. Mr. Kluesener was appointed to the Audit Committee in May 2011. Our Board determined that Ms. Anderson, and Mr. Kluesener were independent of Kaiser’s management and that they had or have accounting or financial management experience sufficient to qualify each of them as a “financial expert” under the rules issued by NASDAQ. In addition, our Board determined that Ms. Anderson, qualified as an “audit committee financial expert” under current SEC rules and regulations. In addition:

During 2011 neither Ms. Anderson nor Mr. Kluesener sat on the audit committee for more than two other public companies.

•	Each member of the Audit Committee has one vote.

•	Ms. Anderson, Mr. Cole, Mr. Kluesener did not receive any compensation from us, other than as a manager and/or as a member of any committee appointed by the Board of Managers.

In performing its duties, the Audit Committee seeks to maintain free and open communication between the managers, the independent registered public accounting firm and our internal financial management. The Audit Committee is intended to provide an independent and, as appropriate, confidential forum in which interested parties can freely discuss information and concerns.

The Audit Committee retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2011 and also retained the firm as our independent registered public accounting firm for 2012.

In connection with our audit for 2011:

•	The Audit Committee reviewed and discussed with Moss Adams LLP, our independent registered public accounting firm, their overall plans for the audit and the audit’s scope.

•

The full Board beginning in February 2011 reviewed the fees to audit our financial statements and the fees charged for other services rendered by Moss Adams LLP. However, the Audit Committee began to review such fees after the appointment of Mr. Kluesener to the Board and the Audit Committee in May 2011.

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

KAISER VENTURES LLC AND SUBSIDIARIES

HUMAN RELATIONS COMMITTEE

The duties and responsibilities of the Human Relations Committee are set forth in our Human Relations Committee Charter. Although Kaiser LLC leases its employees from Business Staffing, Inc., the Human Relations Committee, along with Business Staffing, Inc. reviews compensation and benefit programs for the employees leased to Kaiser by Business Staffing, Inc.

The Human Relations Committee was composed of Messrs. Cole (Chairman) until his death, Bitonti and Fawcett. Subsequent to Mr. Cole’s death, the Human Relations Committee was composed of Mr. Bitonti (Chairman) and Mr. Fawcett.

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	61	Chief Executive Officer, President and Chairman of the Board
James F. Verhey	64	Executive Vice President - Finance and Chief Financial Officer
Terry L. Cook	56	Executive Vice President - Administration, General Counsel and Corporate Secretary

Richard E. Stoddard’s biographical information is set forth above under “Board of Managers.”

James F. Verhey joined Kaiser and was appointed Vice President - Finance and Chief Financial Officer in August 1993, appointed Senior Vice President - Finance in January 1996, and appointed Executive Vice President of Kaiser in January 1998. In addition to his duties with Kaiser, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. Mr. Verhey was a certified public accountant and spent several years with PricewaterhouseCoopers LLP in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for Kaiser. In addition to working for Kaiser, Mr. Verhey is involved in several businesses in Napa County, California .

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary(2) $	Bonus(3) $	Unit Awards(4) $	All Other Compensation(5) $	Total $
Richard E. Stoddard	2011	358,310	7,509	7,509	73,777	447,105
Chairman of the Board, President and CEO	2010	358,310	—	6,000	65,651	429,961
James F. Verhey	2011	164,279	7,509	7,509	38,804	218,101
Exec. Vice President - Finance & CFO	2010	164,279	—	6,000	28,659	198,938
Terry L. Cook	2011	296,453	7,509	7,509	46,320	357,791
Exec. Vice President, General Counsel and Secretary	2010	296,453	—	6,000	38,715	341,168

(1)	The “Option Awards”; “Non-Equity Incentive Plan Compensation”; and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” columns have been eliminated from the Summary Compensation Table because there were no reportable events/compensation earned for the applicable years for such items.

(2)	The salary amount was not reduced for any employee contributions to our 401(k) Savings Plan and Supplemental Executive Retirement Plans.

(3)	This represents the cash bonus amount received by the executive officers under the terms of the Executive Officer New Revenue Bonus Incentive Plan. In addition to cash, 50% of the bonus is awarded in units.

(4)	Represents value of 25,000 Class A Units issued to each executive officer under his respective employment agreement and the value of units issued by the Company to each executive officer under the terms of the Executive Officer New Revenue Bonus Incentive Plan.

(5)	Our executive officers are provided with certain health insurance, disability insurance and other non-cash benefits generally available to all salaried employees and therefore are not included in this table under applicable SEC rules. The Company will pay for the unreimbursed cost of comprehensive physicals for its executive officers. In 2010 Mr. Stoddard received a comprehensive medical physical at an expense of $2,600 for 2010. Mr. Verhey received a comprehensive medical physical in 2009 and 2011, at the Company’s expense. The expense for Mr. Verhey’s physical in 2009 of $730 was paid in 2010. The cost of Mr. Verhey’s 2011 physical has yet to be billed. These amounts are included in the “All Other Compensation” column as appropriate. Our contributions to the 401(k) Savings Plan, and to the Supplemental Executive Retirement Plan in 2011 and 2010 are listed below.

KAISER VENTURES LLC AND SUBSIDIARIES

		COMPANY CONTRIBUTIONS
NAME	YEAR	401(k) PLAN(a) ($)	SERP(b) ($)	TOTAL TO PLANS ($)
Richard E. Stoddard	2011	22,678	13,530	36,208
	2010	22,678	11,496	34,174
James F. Verhey	2011	15,071	—	15,011
	2010	14,039	—	14,039
Terry L. Cook	2011	22,678	7,410	30,088
	2010	22,678	6,584	29,262

(a)	Reported in the “All Other Compensation” column.

(b)	No contributions were made to the Limited Participation Deferred Compensation Plan that was established for the benefit of Mr. Stoddard and Mr. Cook in 2007.

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

NAME	YEAR	COMPANY’S PREMIUM PAYMENTS(a) ($)
Richard E. Stoddard	2011	1,726
	2010	1,726
James F. Verhey	2011	1,166
	2011	1,166
Terry L. Cook	2011	1,523
	2010	1,523

(a)	Does not include the cost of a $50,000 term life insurance policy that we pay for all employees of the Company, other than certain part-time employees.

Both Mr. Stoddard and Mr. Verhey reside outside Southern California. As a part of the terms of their employment, we pay or reimburse them for their commuting, rental car and hotel expenses as well as other miscellaneous commuting expenses such as parking fees and mileage reimbursement for use of a private vehicle.

		COMMUTING EXPENSES
NAME	YEAR ($)	AIRFARE ($)	LODGING ($)	CAR SERVICE ($)	RENTAL CAR ($)	MISC. ($)	TOTAL ($)
Richard E. Stoddard	2011	12,228	8,459	129	5,049	2,291	28,156
	2010	11,474	8,676	808	4,849	1,019	26,826
James F. Verhey	2011	4,506	4,204	—	3,870	2,479	15,059
	2010	3,606	3,584	—	3,451	2,084	12,725

Mr. Cook receives an annual automobile allowance of $7,200.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

The Company has no outstanding options. All of the Company’s unexercised options expired as of December 31, 2008. However, under the terms of their respective January 1, 2007 employment agreement, each executive officer was issued 25,000 Class A Units in 2010 and in 2011. The executive officers were issued 25,000 units for the year ended and an additional 25,000 units in October 2011 which represents an acceleration of the grant of

KAISER VENTURES LLC AND SUBSIDIARIES

units due for 2011. Additionally, each of the executive officers are to be granted restricted Class A Units under the terms of the Executive Officer New Revenue Participation if a bonus is earned. A bonus was earned for 2011 and 2010 under such Plan.

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

There were no distributions on the Class C or D Units in 2010 and in 2011.

401(K) RETIREMENT PLAN

BSI currently sponsors a combined voluntary 401(k) savings and money purchase plan. This plan is available to all full time employees. Participants may make contributions of up to 25% of their base salary and 100% of any cash bonus with BSI matching one-half of each participant’s contribution up to 6% of compensation. The Company reimburses BSI for the actual costs of the plan other than any income tax costs resulting from such plan.

NON-QUALIFIED DEFERRED COMPENSATION PLANS

Supplemental Executive Retirement Plan. BSI also sponsors a non-qualified deferred compensation plan which mirrors the qualified 401(k) plan discussed immediately above. Contributions to such plan commence once a participant reaches the maximum annual Social Security wage base. However, BSI has elected to “freeze” company contributions to such plan. The amount that would have otherwise been a company contribution to such plan will be paid as a cash bonus. The assets of this plan are held in a “rabbi” trust.

Limited Participation Deferred Compensation Plan. A second deferred compensation plan was established in 2007 in which Richard E. Stoddard and Terry L. Cook participate. SERP 2 was established in 2007 with amounts accrued on behalf of Mr. Stoddard and Mr. Cook as transition payments under their respective former employment agreements. Like the terms of their previous employment agreements, the amounts in this Plan were subject to forfeiture if the executive officer is terminated for “cause” as defined in the Supplemental Plan (which is the same definition as contained in the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. All amounts in SERP 2 plan fully vested on December 31, 2011. Since SERP 2 is fully vested, payments may commence, upon the officer’s death, permanent disability, or the termination of the officer for any reason. This supplement plan’s assets are held in a “rabbi trust” and all investment earnings or losses shall accrue to the account of each officer under the supplemental plan. As a result of the vesting of SERP 2 for the two executive officers, the Company incurred a compensation expense which was $1,001,000 as of December 31, 2011. As of January 1, 2012, BSI became the sole sponsor, administrator and employer for SERP 2.

KAISER VENTURES LLC AND SUBSIDIARIES

EXECUTIVE OFFICER COMPENSATION

Business Staffing, Inc. leases employees and provides administrative services to Kaiser LLC. Kaiser LLC reimburses Business Staffing for all employee and related expenses without markup or profit.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

Each of the executive officers of Kaiser has an employment agreement that was entered into as of January 1, 2007. The employment agreements were amended in November 2009 with the amendment clarifying the circumstances requiring the payment of severance and again amended in May 2011 to provide that upon the occurrence of a change of control as that term is defined in the second amendment to the employment agreement, the Company shall immediately fund all severance and other benefits. However, this is an obligation of funding only as the actual payment of severance is not triggered by a change of control.

General Terms and Compensation. Except for the name, title, duties, amount of salary, and a special bonus that may be earned by James Verhey upon the sale of Kaiser’s interest in the West Valley MRF, the terms of the employment agreements are the same in all material respects. The agreements commenced as of January 1, 2007, and are for a term of five (5) years (the “Initial Term”) and continue thereafter on a month-to-month basis until Kaiser has disposed of all of its material assets. Under the terms of the employment agreements, as of January 1, 2012, Messrs. Stoddard, Verhey and Cook have base salaries of $364,043; $166,907 and $301,196 respectively. Base salaries will be adjusted annually by no less than utilizing the Consumer Price Index for Urban Wage Earners and Clerical Workers, U.S. City Average, All Items, published by the Bureau of Labor Statistics of the United Stated Department of Labor. As a result, such an adjustment was made to the base salaries of the officers as of January 1, 2012.

During the term of their employment, each executive officer is to be awarded 25,000 Kaiser Class A Units as of January 15 of each year beginning January 15, 2007. The amount of the annual award of units was to be reviewed prior to the January 15, 2010 grant by the Board. The Board determined that the Company should continue to make such annual grants to its executive officers as a part of their respective compensation packages. In January 2011, each executive officer was awarded 25,000 units in accordance with the employment agreement. In October 2011, the Board accelerated the issuance of the 25,000 units annual grant for 2011 from January 2001 to October 2011.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Severance. If any officer is terminated without cause, including, among other reasons, constructive termination, such officer is entitled to receive cash severance pay equal to two (2) year’s base salary. Additionally, if an officer’s employment agreement expires, severance is due. Severance is payable in one lump sum or, if mutually agreed, over a period of time. In addition, benefits, such as health and dental insurance, continue for two years. In the event an executive officer voluntarily terminates his employment, no severance is due such officer or other additional compensation, other than the compensation due and owing up to the date of termination. The severance payments has been guaranteed by Kaiser Ventures

Change of Control. The employment agreements of the officers were amended in May 2011 to provide for the cash funding of severance and other benefits for the officers upon the occurrence of a change of control. However, no compensation is due an officer upon a “change of control” absent an officer’s employment being terminated. A “change of control” is defined as: (i) the approval of any plan or proposal by the unitholders of Kaiser as required by the Kaiser’s operating agreement to dissolve and liquidate Kaiser Ventures unless its business is to be continued without any material change by an Excluded Person (as defined below); (ii) the consummation of the sale, conveyance or other disposition of all or substantially all the assets of Kaiser (in one or a series of transactions to one or more persons) other than to an Excluded Person; (iii) the consummation of a reorganization, merger, share exchange or consolidation other than with an Excluded Person (or other than where the Excluded Person is the surviving entity); (iv) any person becomes an Acquiring Person except as the result of (A) an acquisition of voting securities of Kaiser by Kaiser or (B) an acquisition of voting securities of Kaiser as authorized by the Board of Managers of Kaiser; and/or (v) the date on which there is a change in the majority of the members of the Board of Managers of Kaiser over a rolling twenty-four month period without the affirmative approval of the majority of Managers of Kaiser at the commencement of the applicable twenty-four month period. For purposes of this definition of Change of Control, the following terms will have the following meanings:

•

“Acquiring Person” means any person or group other than an Excluded Person who or which, alone or together with all affiliates of the Acquiring Person, is the beneficial owner of 50% or more of the voting securities of Kaiser.

•	“affiliate” means, with respect to any specified person, any other person controlling or controlled by, or under common control with, such specified person.

•

“Excluded Person” means any corporation or other entity of which at least 50% of the voting securities are beneficially owned, directly or indirectly, by the persons who were the beneficial owners of the voting securities of Kaiser immediately prior to the relevant transaction.

•	“group” has the meaning given in Section 13(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

•	“person” shall be as defined in Section 13 (h)(8)(E) of the Exchange Act.

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

KAISER VENTURES LLC AND SUBSIDIARIES

d. Engaging in conduct which is materially detrimental to the business of Business Staffing, Kaiser LLC or their respective affiliates.

No severance is payable if an executive is terminated for “cause.”

Current Salary of Executive Officers. Set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 15, 2012:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$364,043
Terry L. Cook	$301,196
James F. Verhey	$166,907

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

“New Revenue” means all revenue generated from new lines of business or new sources of revenue for Kaiser that are not historically recurring revenues as of January 1, 2006. New Revenue does not include revenues generated from the sale of Kaiser’s existing assets and projects, except as provided in the Performance Bonus Plan, distributions from Kaiser’s interest in West Valley MRF, LLC, revenues generated as a result of landfill operations at Eagle Mountain, interest and investment income. “New Revenue Expenses” means all incremental and new direct and indirect expenses incurred in the generation of New Revenue but New Revenue Expenses shall not include the amortization or depreciation cost of any existing asset or an allocation of any fixed expense or charge, including the allocation of the base salary and benefits of existing employee positions of the Company. “Net New Revenue” is the positive difference, if any, of New Revenue less New Revenue Expenses for any give calendar year. The Performance Bonus Plan is administered by a committee composed of the individuals serving on Kaiser’s Human Relations Committee. No bonus was earned under such plan for 2008 or for 2009, however bonuses for 2010 and 2011 have been approved by the Board of Managers and subsequently paid per this incentive plan.

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2011, the Human Relations Committee consisted of Messrs. Cole (Chairman) until his death, Bitonti, and Fawcett. Mr. Bitonti became Chairman of the Human Relations Committee subsequent to Mr. Cole’s death. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett continues to perform work for the Company from time-to-time. Mr. Fawcett’s compensation is summarized in the “Manager Compensation” table located on the next page.

KAISER VENTURES LLC AND SUBSIDIARIES

MANAGER COMPENSATION

During 2011 non-employee managers were paid on the following basis:

DESCRIPTION OF COMPENSATION FOR NON-EMPLOYEE MANAGERS	AMOUNT
Annual Cash Retainer	$20,000
Chairman of Committee-Additional Annual Cash Retainer	$5,000	*
Meeting Fee-(In Person)	$1,500
Meeting Fee-(Telephonic)	$1,000
Annual equity grant (Class A Units)	5,000

*	The chairman of the Audit Committee receives an additional $2,500 annual cash retainer.

Each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants. Accordingly, in a typical year a total of 20,000 Class A Units are issued each year collectively to the members of the Board of Managers. However, with: (i) the death of one of the members of the Board of Managers in February 2011 and the appointment of a new member to the Board of Managers; and (ii) with the October 2011 amendment of the Board equity compensation plan to provide for calendar year grants as of the first meeting of the calendar year which amendment provided for a transition grant of 2,500 units to non-management members of the Board of Managers, a total of 35,000 units were issued to members of the Board of Managers in 2011.

We do not provide retirement benefits for non-employee managers.

MANAGER COMPENSATION TABLE FOR 2011(1)

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($)(2)	Total ($)
Sarah J. Anderson	41,500		2,850	44,350
Ronald E. Bitonti	39,250	(3)	2,850	42,100
Todd G. Cole(4)	7,250		1,200	8,450
Gerald A. Fawcett (5)	—		2,850	2,850
Richard E. Stoddard (6)	—		—	—
John Kluesener(7)	19,500		2,850	22,350

(1)	The “Option Awards”; “Non-Equity Incentive Plan Compensation”; “Change in Pension Value and Non-qualified Deferred Compensation”; and “All Other Compensation” columns have been eliminated from the Manager Compensation Table because there were no reportable events/compensation earned for such items in 2011.

(2)	The Company’s Class A Units are not publicly traded. The $.35 per Class A Unit value is based upon the average sales price of the few private sales of units that did occur during the six-month period prior to the date of the unit’s issuance.

(3)	Included in this amount is the annual retainer of $2,000 per year Mr. Bitonti receives for serving on the Board of Directors of KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation.

KAISER VENTURES LLC AND SUBSIDIARIES

(4)	Mr. Cole passed away in February 2011.

(5)	Mr. Fawcett works on our behalf through Business Staffing, Inc. on various matters and projects in addition to his work on the Board of Managers. Accordingly, he is considered an employee for compensation purposes and is paid an annual salary of $60,000. He is not paid additional compensation for serving on the Board of Managers except for the annual award of 5,000 Class A Units. Mr. Fawcett also receives medical, dental, and vision insurance and other similar benefits made available to all employees of Business Staffing, Inc.

(6)	As an employee - manager, Mr. Stoddard receives no additional compensation for serving on the Company’s Board of Managers. His compensation as an executive officer is summarized under “Item 10. EXECUTIVE COMPENSATION - Summary Compensation Table.”

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of March 15, 2011, the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units.

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	9.37%
Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (2) 9786 Sierra Avenue Fontana, CA 92335	656,987	9.38%
Pension Benefit Guaranty Corporation(3) Pacholder Associates, Inc. 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	5.82%
Willow Creek Capital Partners 300 Drakes Landing Road, Suite 230 Greenbrae, California	756,200	10.80%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units as of March 15, 2011, including the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA’s shares in Kaiser are held in trust by AST Trust Company.

(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. The Company understands that Pacholder Associates, Inc. has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to substantially all of the units owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s: (1) managers and manager nominees; (2) named executive officers; and (3) all of its managers and named executive officers as a group, as of March 15, 2012, as well as the number of options exercisable within 60 days of that date.

Name	Class A Units Beneficially Owned(1)	% of Issued and Outstanding Class A Units(2)
Richard E. Stoddard, CEO, President & Chairman	404,668	5.78%
Gerald A. Fawcett, Vice Chairman(3)	174,059	2.49%
James F. Verhey, Executive Vice President - Finance & CFO	215,527	3.08%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	286,811	4.10%
Sarah J. Anderson, Manager	17,500	*
Ronald E. Bitonti, Manager (4)	62,396	*
Todd G. Cole, Manager (5)	55,188	*
John Kluesener(6)	17,500	*
All officers and managers as a group (7 persons) (1)	1,233,649	17.62%

*	Less than one percent.

(1)	The Company has no outstanding options as all previously unexercised options expired December 31, 2008.

(2)	The percentage for each individual is based on the total number of issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units reserved for those who have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger).

(3)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.

(4)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

(5)	Mr. Cole passed away in February 2011.

(6)	Mr. Kluesener was appointed in May 2011 to fill Mr. Cole’s position on the Board of Managers.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

We entered into an Amended and Restated Administrative Services Agreement with Business Staffing, Inc. (“BSI”) effective as of the close of business December 31, 2010. BSI was established in 2001 in connection with the conversion of Kaiser Ventures Inc. to a limited liability company. BSI is an administrative services company whose business is to provide staffing and administrative services to the Company. Pursuant to the Administrative Services Agreement in effect prior to January 1, 2011, BSI was reimbursed by the Company only for the expenses it incurred in providing staffing and administrative services for the benefit of the Company and its subsidiaries without mark-up or profit. BSI continued to provide services for the Company and its subsidiaries on such basis after December 31, 2010. However, BSI is no longer be reimbursed for certain items such as federal and state income taxes as it was prior to January 1, 2011. The Amended and Restated Administrative Services Agreement is for an initial two year term with such term being extended annually thereafter unless either party elects to

KAISER VENTURES LLC AND SUBSIDIARIES

terminate such agreement. The total amount paid (i.e., reimbursed to BSI) in 2011 was $1,814,517. BSI did not make any profit on the amount reimbursed to it.

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

Due to nature of its business, BSI had no material assets as of December 31, 2010, with BSI’s assets primarily being the Amended and Restated Administrative Services Agreement. Additionally, the Company transferred to, and BSI assumed, as of the close of business on December 31, 2010, all of the assets, obligations and responsibilities of one of the Company’s non-qualified deferred compensation plans. Additionally, BSI assumed as of the close of business on December 31, 2011, all of the assets, obligations and responsibilities of a second non-qualified deferred compensation plan that fully vested as of December 31, 2011. With the vesting of the second non-qualified plan, the fair market value of the assets represented by such plan was charged to compensation on the Company’s financial statements; and the trust owning such assets was transferred to BSI and BSI assumed the associated administration and payment obligations. BSI was previously the sponsor of such deferred compensation plans and is now the sole sponsor and administrator. BSI will also continue to have the obligations and responsibilities associated with the qualified 401(k) Plan available to employees. The purchase price for all of the stock of BSI was $3.00.

There was no material financial impact to the financial statements of the Company as a result of the sale of BSI as of the close of business December 31, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

The Audit Committee appointed Moss Adams as the Company’s independent registered public accounting firm for 2010, 2011 and for the current fiscal year.

Fees (including reimbursements for out-of-pocket expenses) paid to Moss Adams LLP for services in fiscal 2010 and 2011 were as follows:

	MOSS ADAMS LLP
FEE CATEGORY	FISCAL 2010 FEES	FISCAL 2011 FEES
Audit – Fees	$151,000	$106,000
Audit – Related Fees	$—	$42,000
Tax Fees	$57,925	$86,000
All Other Fees	$16,950	$25,000

Total Fees	$225,875	$259,000

The above Audit Fees are for the audit of the prior year’s results, the respective year’s quarterly reviews and SEC filings, all of which were paid during the respective year. Tax Fees include tax compliance (tax return preparation) and tax advice services. The above Audit-Related Fees, Tax Fees and All Other Fees shown are based upon billings dates, and may relate to the preceding fiscal year.

The Audit Committee generally approves all engagements of the independent registered accounting firm in advance including approval of the related fees. The Audit Committee approves an annual budget (and may from time to time approve amendments), which specifies projects and the approved levels of fees for each. To the extent that items are not covered in the annual budget or fees exceed the budget, management must have them

KAISER VENTURES LLC AND SUBSIDIARIES

approved by the Audit Committee or, if necessary between Committee meetings, by the Audit Committee chairman on behalf of the Committee. However, with the death of Todd Cole in February 2011, the full Board temporarily assumed the duties of the Audit Committee until the appointment of John Kluesener to the Board and the Audit Committee in May 2011.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

The following exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.2 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.3	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2001.

3.4	Second Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement effective April 15, 2009, incorporated by reference from Exhibit 3(i) to Kaiser Ventures LLC’s Form 8-K filed on April 15, 2009.

3.5	Third Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement effective November 3, 2010, incorporated by reference from Exhibit 3(i) to Kaiser Ventures LLC’s Form 8-K dated November 3, 2010.

3.6	Fourth Amendment to the Amended and Restated Kaiser Ventures LLC Operating Agreement dated May 11, 2011, incorporated by reference from Exhibit 3.1 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2007, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated January 10, 2007.

10.3.1*	First Amended Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated November 4, 2009, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.3.2*	Second Amendment to the Employment Agreement of Richard E. Stoddard dated May 11, 2011, incorporated by reference from Exhibit 10.1 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

10.4*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.4.1*	First Amendment to the Employment Letter Agreement of Gerald A. Fawcett dated May 11, 2011, incorporated by reference from Exhibit 10.4 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

10.5*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2007, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.5.1*	First Amended Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated November 4, 2009, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.5.2*	Second Amendment to the Employment Agreement of Terry L. Cook dated May 11, 2011, incorporated by reference from Exhibit 10.3 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

10.6*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2007, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 8-K Report dated January 10, 2007.

10.6.1*	First Amended Employment Agreement between Business Staffing, Inc. and James F. Verhey dated November 4, 2009, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.6.2*	Second Amendment to the Employment Agreement of James F. Verhey dated May 11, 2011, incorporated by reference from Exhibit 10.2 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

10.7	Lease Agreement between American Trading Estate Properties (now known as Lord Baltimore Properties), Landlord and Kaiser Resources Inc., Tenant, dated June 6, 1994, incorporated by reference from Exhibit 10.8 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.7.1	Second Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures Inc. dated September 27, 1999, incorporated by reference from Exhibit 10.10.1 of Kaiser Ventures Inc.’s 10-K for the year ended December 31, 1999.

10.7.2	Third Amendment to Lease Agreement between Lord Baltimore Properties and Kaiser Ventures LLC dated February 19, 2002, incorporated by reference from Exhibit 10.16.2 of Kaiser Ventures LLC Report for the year ended December 31, 2001.

10.7.3	Fourth Amendment to Lease Agreement between CIP Empire Tower LLP and Kaiser Ventures LLC dated November 13, 2006 incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-QSB Report for the period ended September 30, 2006.

10.7.4	Fifth Amendment to Lease Agreement between CPI Empire Tower LLC and Kaiser Ventures LLC dated March 16, 2009, incorporated by reference from Exhibit 10.7.4 of Kaiser Ventures 10-Q Report for the period ended March 31, 2009.

10.8*	Executive Officer New Revenue Participation Incentive Plan adopted to be effective January 1, 2007, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.9*	Business Staffing, Inc. Supplemental Deferred Compensation Plan dated January 10, 2007, incorporated by reference from Exhibit 10.5 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.9.1*	Non-Qualified Deferred Compensation Agreement dated January 10, 2007, incorporated by

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

reference from Exhibit 10.6 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.10*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.11	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.12	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.13	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.13.1	Second Amendment to Members Operating Agreement dated December 1, 2001, incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-KSB Report for the year ended December 31, 2004.

10.13.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.14	Loan Agreement dated as of June 1, 1997 between West Valley MRF, LLC and California Pollution Control Financing Authority, incorporated by reference from Exhibit 10.2 of the Company’s 10-Q Report for the period ended June 30, 1997.

10.14.1	Indenture Agreement dated as of June 1, 1997 between California Pollution Control Financing Authority and BNY Western Trust Company for the benefit of $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Solid Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.2.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.14.2	Remarketing Agreement dated as of June 1, 1997, and among West Valley MRF, LLC and Westhoff, Cone & Holmstedt and Smith Barney, Inc. with regard to $9,500,000 California Pollution Control Financing Authority Variable Rate Demand Stock Waste Disposal Revenue Bonds (West Valley MRF, LLC Project) Series 1997A, incorporated by reference from Exhibit 10.3 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.15	Reimbursement Agreement dated as of June 1, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.15.1	Second Amendment Agreement dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.16	Guaranty and Mandatory DSR Agreement dated as of June 1, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.16.1	Guarantors’ Acknowledgment and Consent (1997 L/C) dated as of May 1, 2007, given by Kaiser Ventures LLC, Kaiser Recycling, LLC, Burrtec Waste Industries, Inc. and West Valley

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

Recycling & Transfer, Inc. for the benefit of Union Bank of California, incorporated by reference from Exhibit 10.19.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.17	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.19	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.20	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.21	Reimbursement Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.3 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.21.1	Third Amendment Agreement (2000 L/C) dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.24.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.22	Loan Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23	Loan Guaranty between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.5 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.23.1	Guarantors’ Acknowledgment and Consent (2000 L/C) dated as of May 1, 2007, between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.26.1 of Kaiser Ventures LLC’s 10-K Report for the period ended December 31, 2008.

10.24	Amended and Restated Administrative Services Agreement dated December 31, 2010, between Business Staffing, Inc. and the Company incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated December 31, 2010.

10.24.1	First Amendment to the Amended and Restated Administration Service Agreement between the Company and Business Staffing, Inc. dated May 11, 2011, incorporated by reference from Exhibit 10.5 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99	Amended and Restated Audit Committee Charter of Kaiser Ventures LLC adopted November 11, 2005 incorporated by reference from Exhibit 99, of Kaiser Ventures LLC’s Report on Form 10-QSB for the period ended September 30, 2005.

101	The following materials from Kaiser Ventures LLC’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Members’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(b) Reports on Form 8-K.

None.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2012	KAISER VENTURES LLC

		By:	/s/ Richard E. Stoddard
		Name:	Richard E. Stoddard
		Title:	President, Chief Executive Officer and Chairman of the Board of Managers

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

Signature	Title	Date

1. Principal Executive Officer

/s/ Richard E. Stoddard	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 30, 2012
Richard E. Stoddard

2. Principal Financial and Accounting Officer

/s/ James F. Verhey	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012
James F. Verhey

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURE	TITLE	DATE

4. Managers

/s/ Sarah J. Anderson	Manager	March 30, 2012
Sarah J. Anderson

/s/ Ronald E. Bitonti	Manager	March 30, 2012
Ronald E. Bitonti

/s/ Gerald A. Fawcett	Manager	March 30, 2012
Gerald A. Fawcett

/s/ John W. Kluesener	Manager	March 30, 2012
John W. Kluesener