Form 10-Q
period 2012-03-31
KAISER VENTURES LLC
filed 2012-05-15
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At May 1, 2012, the registrant had 7,002,806 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 13,000 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2011 Annual Report on Form 10-K. Those requesting a copy of such report that are not currently members of the Company may also obtain a copy of the reports directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2011 Annual Report on Form 10-K as the information contained herein is often an update of the information in such report.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: the filing by Mine Reclamation, LLC of a voluntary petition in bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code; pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the challenge, reduction or loss of any claimed tax benefit or tax treatment; any obligations that could arise out of any sale of the Company’s ownership interests in Kaiser Eagle Mountain, LLC, Lake Tamarisk Development, LLC and Mine Reclamation, LLC; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2011 Annual Report on Form 10-K and for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website at www.kaiserventures.com under the “Member Relations” tab.

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

The Financial Statements are located at the end of Item 3, beginning on Page 10 of this Report and are incorporated herein by this reference.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

Overview

Our business is developing and monetizing as appropriate the remaining assets we received from the KSC bankruptcy. Following is a summary of our material assets other than cash and securities:

•

On April 2, 2012, Kaiser Recycling, LLC, a wholly-owned subsidiary of Kaiser LLC, sold its 50% ownership interest in the West Valley MRF, LLC (“WVMRF, LLC”) which owns and operates the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility near Fontana, California. The gross cash sales price for Kaiser Recycling’s 50% ownership interest was approximately $25,768,000. The Company will record a gain on the sale of approximately $20 million in the second quarter of 2012. For additional information on the sale transaction, please see the discussion below in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –West Valley MRF.”

•

We own an 84.247% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which had been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. MRC and the County Sanitation District No. 2 of Los Angeles County (the “District”) had entered into an Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions on August 9, 2000 (the “Landfill Project Sale Agreement”). During the pendency of over ten years of federal litigation involving a completed federal land exchange required for the Landfill Project, the closing date under the Landfill Project Sale Agreement had been amended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Such federal litigation was ultimately lost by MRC when the U.S. Supreme Court declined in March 2011 to hear an appeal of the adverse decision of the U.S. 9th Circuit Court of Appeals. Under each of those amendments, the District had the right to either purchase the Landfill Project by waiving any unsatisfied conditions and proceed with a closing on the transaction or terminate the Landfill Project Sale Agreement. The last extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. However, the District subsequently repudiated in writing the terms of the extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with the permitting of the Landfill Project. As a result of the District’s actions, MRC filed for bankruptcy protection in order to preserve and protect its assets and options with respect to its assets. MRC major assets are: (i) a lease with Kaiser Eagle Mountain, LLC, (referred to as “KEM”) for Landfill Project property, which lease is in default; (ii) an option to purchase Landfill Project property for $1.00 subject to the terms and conditions of such option including the right of KEM to reserve from the Landfill Project property all mineral rights from such property provided that the right to mine and process minerals shall not materially interfere with the Landfill Project; and (iii) various permits and approvals related to the Landfill Project. For additional information on MRC and the Landfill Project see below in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - EAGLE MOUNTAIN LANDFILL PROJECT AND MRC.

KAISER VENTURES LLC AND SUBSIDIARIES

•

We own 100% of KEM that owns and controls approximately 10,000 acres of land at Eagle Mountain, California in Riverside County near Desert Center, California (referred as the “Eagle Mountain Site”) on which exists millions of tons of iron ore resources and rock. With this large amount of iron ore reserves and with the current high market prices for iron ore and other commodities, we have been pursuing possible opportunities with regard to the iron ore and other mineral resources. Such efforts are continuing. A substantial portion of the Eagle Mountain Site is subject to the lease and option with MRC for the Landfill Project.

•

We own 100% of Lake Tamarisk Development, LLC, that owns land at Lake Tamarisk near Desert Center California. Specially, Lake Tamarisk Development owns: (i) 72 single family improved lots, including, one residential structure; (ii) 3 multi-family lots totaling 12.42 acres; (iii) 1 commercial lot totaling approximately 3.31 acres; (iv) an approximate 170 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (v) an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course; and (vi) an approximate 39 acre unimproved parcel adjacent to Lake Tamarisk. We are seeking to sell all of our Lake Tamarisk properties.

•

KEM and MRC continue to analyze the issues and opportunities created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of the taking of KEM’s property by eminent domain.

Cash Maximization Strategy Status

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. In particular the adverse final decision in the federal land exchange litigation in March 2011 negatively impacted MRC’s ability to pursue the Landfill Project, which in turn altered and adversely impacted the timing of the continuing implementation of the cash maximization strategy. However, with the sale by Kaiser Recycling of its ownership interest in the WVMRF, LLC, the Company’s Board of Mangers declared a distribution of $1.50 per Class A Unit to unitholders of record as of May 9, 2012. Further implementation of the cash maximization strategy is dependent upon, among other things, other asset sales.

Eagle Mountain Landfill Project and MRC

In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC was seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. On May 26, 2000, the Company also entered into a Real Estate Option Agreement (the “MRC Option”) with MRC which would permit MRC to acquire the real property for the Landfill Project upon the terms and conditions set forth in the MRC Option. The MRC Option has not yet been exercised and it currently expires on June 1, 2012, if it is not extended by mutual agreement. The Company currently owns approximately 84.247% of the Class B units and 100% of the Class A units of MRC. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy. For additional information, please see the discussion above under the first bullet point paragraph in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Overview.”

As part of the proceedings in Bankruptcy Court, MRC will need to develop a plan of reorganization which will include decisions regarding the status of the MRC Lease, the MRC Option and the Landfill

KAISER VENTURES LLC AND SUBSIDIARIES

Project Sale Agreement, among other things. In addition, MRC will consider and take action with respect to the proof of claims filed in the bankruptcy proceeding including whether to accept, reject, compromise or take other action with respect to any particular proof of claim that was timely and properly submitted. In addition, litigation and threatened litigation have arisen in the context of the MRC bankruptcy. For additional information, please see the discussion under “PART II. Item 1. LEGAL PROCEEDINGS.”

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private offerings of securities to its existing equity owners. However, the Company has determined that it will not provide any future equity financing to MRC to pursue the Landfill Project, but MRC may need additional funds to complete its bankruptcy. Under certain circumstances, Kaiser LLC as well as others may become “debtor-in-possession” lenders to MRC.

West Valley Materials Recovery and Transfer Station

Background. WVMRF, LLC was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”). This entity was formed to construct and operate the materials recovery facility and is referred to as the WVMRF, LLC. This facility is permitted to receive up to 7,500 tons per day of municipal solid waste. Currently, the facility is processing approximately 3,000 – 3,500 + tons per day of municipal solid waste and recyclable materials.

Construction of the West Valley MRF was financed primarily by variable rate interest bonds issued by the California Pollution Control Finance Authority. As of March 31, 2012, the outstanding principal balance of the bonds fully due in June 2012, was $620,000 and due in June 2030 was $5,200,000. Union Bank of California (“Union Bank”) provides the letters of credit that support the Pollution Control Finance Authority bonds. At the time of the issuance of the bonds Kaiser LLC and Burrtec each severally guaranteed fifty percent (50%) of the principal and interest on the bonds to Union Bank in the event of a default by WVMRF, LLC.

Distribution. A cash distribution of $750,000 was received from the WVMRF, LLC during the first quarter of 2012.

Sale of Ownership Interest. On April 2, 2012, Kaiser LLC, Kaiser Recycling, Burrtec Waste Industries (“Burrtec”) and West Valley Recycling & Transfer, Inc. (“Buyer”), a wholly owned subsidiary of Burrtec, entered into that certain Purchase Agreement (the “Purchase Agreement”) For Units of WVMRF, LLC whereby Kaiser Recycling sold its ownership interest in West Valley to Buyer. The sale transaction closed on the same day as the Purchase Agreement was entered into by the parties to the agreement. Kaiser Recycling sold its ownership interest in WVMRF, LLC for a gross cash sales price of approximately $25,768,000. The Company will record a gain of approximately $20 million in the second quarter of 2012. Existing environmental obligations and agreements of the Company and Kaiser Recycling benefiting WVMRF, LLC, Buyer and Union Bank remain in place and an escrow of $363,000 was established to provide certain financial assurances. However, the Company’s guaranty of the outstanding California Pollution Control Finance Authority bonds was terminated.

OPERATING RESULTS

Note on WVMRF

The operating results of the Company during the first quarter of 2012 reflect our fifty percent (50%) ownership interest in WVMRF, LLC, for the 3 month period ended February 29, 2912. In addition, even though we sold our ownership interest in WVMRF, LLC on April 2, 2012, our second quarter operating

KAISER VENTURES LLC AND SUBSIDIARIES

results will reflect the results of WVMRF, LLC’s March 2012 operations. This is due to the time required to close the books of the WVMRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of WVMRF, LLC

Summary of Revenue Sources

Due to the nature of the Company’s projects and the Company’s recognition of revenues from non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the recent developments regarding its revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2012 and 2011

Revenues. Total revenues for the first quarter of 2012 were $325,000 as compared to $555,000 for the comparable period in 2011. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the WVMRF, LLC decreased by $241,000 to $298,000 for the first quarter of 2012 as compared to $539,000 for the same period in 2011. This decrease, which is the result of decreased operating profit from the WVMRF, LLC, is due primarily to lower recyclable sales resulting from a reduction in recyclable commodity prices (fiber and aluminum). Additionally, the WVMRF, LLC continues to receive lower waste volumes due to the lingering impacts of the U.S. economic recession. The impact of lower commodity prices was partially offset by lower recyclable rebates and buyback expenses in the first quarter of 2012.

Revenue from Eagle Mountain operations increased for the first quarter of 2012 by $11,000 to $27,000 as compared to $16,000 for 2011, primarily due to increased revenue from tenant rentals and other media rentals as compared to the same period in 2011.

Operating Costs. Operating costs decreased to $743,000 for the first quarter of 2012 from $7,068,000 for the same period in 2011. This decrease relates primarily to Asset Impairment expense of $6,683,000, related to the Eagle Mountain Landfill investment, which was recorded in the first quarter of 2011. The reduction in Asset Impairment expense was partially offset by increased expenses related to Eagle Mountain of $281,000 including $77,000 in non-capitalized MRC expenses and $82,000 in electrical repair and mechanical repairs, as well as, $45,000 in outside Consultants and $25,000 in licenses and fees.

Corporate General and Administrative Expenses. Corporate general and administrative expenses decreased to $525,000 for the first quarter of 2012 from $526,000 for the same period in 2011. This decrease is primarily related to the net of an increase in legal expenses related to the MRC bankruptcy and a decrease in other outside services during this period as compared to 2011.

Net Interest and Investment Income. Net interest and investment income, for the first quarter of 2012 was a gain of $23,000 compared to a gain of $88,000 for the same period in 2011. Of the $23,000 gain for the first quarter of 2012, $14,000 was interest income, and $9,000 was a net unrealized gain on the Company’s short-term investments.

Loss Before Income Tax Benefit and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $920,000 in the first quarter of 2012 versus a pre-tax loss of $6,951,000 for the same period in 2011. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Loss Attributable to Controlling Interest. For the first quarter of 2012, the Company incurred a net loss attributable to controlling interest of $890,000, which is equal to $0.13 per unit, versus a loss of $5,796,000, or $0.86 per unit for the same period in 2011.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents decreased $48,000 to $756,000 at March 31, 2012 from $804,000 at December 31, 2011. Included in cash and cash equivalents is $295,000 and $534,000 held solely for the benefit of MRC at March 31, 2012 and December 31, 2011, respectively.

Below is a table showing the major changes in cash during 2012:

Distributions received from the West Valley MRF	$750,000
Net increase in other current assets/liabilities	(154,000)
Net purchase and maturity of investments	488,000
Other cash used in operations	(1,132,000)

Net Decrease in Cash and Equivalents	$(48,000)

Working Capital. During the first three months of 2012, current assets decreased $666,000 to $3.7 million, while current liabilities decreased $231,000 to $2.0 million. The decrease in current assets was the result of decreases in (a) short term investments of $479,000; (b) accounts receivable and other of $139,000; and (c) $48,000 in cash and equivalents as discussed above. The decrease in current liabilities is the result of decreases of $154,000 and $77,000 in accounts payable and accrued liabilities, respectively. As a result, net working capital decreased during the first three months of 2012 by $435,000 to $1.7 million at March 31, 2012.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Decrease in Cash and Cash Equivalent	$(48,000)
Decrease in Accounts Receivable and Other, Net	(139,000)
Decrease in Short Term Investments	(479,000)
Changes in Current Liabilities
Decrease in Accounts Payable	154,000
Decrease in Accrued Liabilities	77,000

Net Decrease in Working Capital	$(435,000)

Accounts Receivable and Other (Net). During the first three months of 2012, accounts receivable and other current assets decreased by $139,000 due to decreases in trade accounts receivable and prepaid insurance.

Short-Term Investments. During the first three months of 2012, short-term investments decreased by $479,000. This is primarily the result of the sale of investments to provide operating funds. On March 31, 2012, the Company had $2.2 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $298,000 for the first three months of the year, was offset by the receipt of cash distributions totaling $750,000 resulting in a $452,000 decrease to the Company’s investment in the West Valley MRF.

KAISER VENTURES LLC AND SUBSIDIARIES

As previously stated, the investment in the MRC Landfill Project was determined to be impaired and, therefore, was written-down by $6,683,000 during the first quarter of 2011 which was charged to earnings. As required by the ASC, all subsequent Eagle Mountain Landfill expenses will be expensed as incurred.

Other Assets. For the first three months of the year, there was a decrease in other assets of $80,000 which is the net result of the amortization of the environmental insurance policy of $75,000, and depreciation of $5,000 related to buildings and equipment.

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2012, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $2.7 million for which a reserve has been established. See Note 2. “ENVIRONMENTAL MATTERS”. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim. In addition, in connection with the Tar Pits Parcel now owned to Kaiser Recycling, LLC, insurance will be purchased in the second quarter of this year to cover possible contingent environmental related liabilities and a third party escrow of approximately $20,000 in cash was established benefitting WVMRF, LLC and others.

Non-Controlling Interest. During the first three months of 2012, the Non-Controlling Interest decreased by $31,000 from $2,057,000 as of December 31, 2011 to $2,026,000 as of March 31, 2012, which is the net loss attributable to non-controlling interest for the three month period. As of March 31, 2012 the resulting non-controlling interest is $2,026,000, which relates to the approximate 15.8% ownership interest in MRC that the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As disclosed in the Notes to the 2011 Annual Financial Statements, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

The Company believes the following critical accounting policies, which comply with the ASC, are important to the portrayal of the Company’s financial condition and results.

Investments. The Company accounts for investments under Section 320-10 of the ASC. The Company invests its excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. However, the Company expects to hold these investments to maturity.

KAISER VENTURES LLC AND SUBSIDIARIES

Investment in West Valley MRF, LLC. The Company accounts for its investment in WVMRF, LLC, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest.

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

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview”, are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-Q, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments and as previously discussed on April 2, 2012, we sold our fifty percent (50%) ownership interest in WVMRF, LLC. Accordingly, our principal remaining assets and projects, other than cash and securities, are: (i) our ownership interest in MRC, however, MRC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on October 30, 2011; (ii) our 100% equity ownership of KEM which owns and controls

KAISER VENTURES LLC AND SUBSIDIARIES

approximately 10,000 acres at the Eagle Mountain Site on or in which millions of tons of iron ore, stockpiled rock and other mineral resources are present; and (iii) our 100% equity ownership interest in Lake Tamarisk Development which owns property near the Eagle Mountain Site. We have no material ongoing operations except in connection with such remaining assets and projects and in connection with addressing any liabilities we may have. Our principal sources of ongoing income over the last several years have been derived from the WVMRF, LLC, investment earnings and from miscellaneous income generated at the Eagle Mountain Site. As a result of the sale of our interest in WVMRF, LLC, no further distributions will be received from WVMRF, LLC.

MRC. As discussed in more detail in “Part I - Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS UPDATE - Overview,” on October 30, 2011, MRC filed a voluntary petition in bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code. The filing was necessary to protect and preserve MRC’s assets and options. Depending upon the results of the bankruptcy process, it is possible that the value of Kaiser’s investment in MRC could be further impaired.

Mill Site Property. The only remaining Mill Site Property owned is an approximate five acre parcel referred to as the Tar Pits Parcel which is now owned by Kaiser Recycling. CCG Ontario, LLC substantially completed all material environmental remediation of this parcel pursuant to the terms of its agreement during 2002. CCG Ontario does have ongoing operations and maintenance obligation with respect to the Tar Pits Parcel. WVMRF, LLC has the right to purchase the Tar Pits Parcel for $1.00. Effective April 2, 2012, WVMRF, LLC leased material portions for the Tar Pits Parcel from Kaiser Recycling. The lease is for 50 years with the right to extend the lease for 50 years in exchange for: (i) payment of all the property taxes for the Tar Pits Parcel; (ii) insuring the Tar Pits Parcel and naming Kaiser Recycling as an additional insured for general liability purposes; and (iii) performing various maintenance and security obligations on the property being leased.

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. Lengthy, but adversely completed, litigation involving the Landfill Project delayed the implementation of the goals of the cash maximization strategy. In particular the adverse final decision in the federal land exchange litigation in March 2011 negatively impacted MRC’s ability to pursue the Landfill Project, which in turn altered and adversely impacted the timing of the continuing implementation of the cash maximization strategy. However, with the sale by Kaiser Recycling of its ownership interest in the WVMRF, the Company’s Board of Mangers declared and paid a distribution of $1.50 per Class A Unit to unitholders of record as of May 9, 2012. Further implementation of the cash maximization strategy is dependent upon, among other things, other asset sales.

Corporate Overhead. With the sale of our ownership interest in WVMRF, LLC, it anticipated that there will be a reduction in the staffing of the Company’s accounting department to reflect the reduced requirements resulting from the sale of our interest in WVMRF, LLC and of our remaining operations and projects. The costs of such reductions shall be recorded at the time the decision to make such reductions is made by the Company.

Capital Resources. Kaiser LLC expects that its current cash balances and short-term investments together with cash generated from current and future asset sales as well as expense reductions will be sufficient to satisfy the Company’s ongoing projected operating cash requirements for at least the next twelve months even after payment of the $1.50 per unit distribution declared by the Board of Managers on May 9, 2012.

KAISER VENTURES LLC AND SUBSIDIARIES

MRC Bankruptcy. On October 30, 2011, MRC filed a voluntary petition relief under Chapter 11 of the U.S. Bankruptcy Code. MRC continues to operate as a debtor in possession. MRC’s bankruptcy is not currently expected to have a material direct adverse result on Kaiser except that Kaiser will incur attorneys’ fees and costs as a result of the bankruptcy and Kaiser may elect to become a debtor-in-possession lender to MRC to provide the funds necessary to complete the bankruptcy process.

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

Based on its review of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. Specifically, the Company has: (a) requested annually that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and (b) internally reviewed and tested the implementation of its internal controls against the Company’s written control procedures. The above conclusions are based upon the work performed. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Additionally, as previously noted, the effectiveness of the Company’s disclosure controls and procedures are evaluated effective as of the end of each calendar quarter.

FINANCIAL STATEMENTS

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	March 31 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$756,000	$804,000
Accounts receivable and other, net of allowance for doubtful accounts of $38,000	4,000	143,000
Short-term investments	2,224,000	2,703,000
Restricted cash and cash equivalents:
Pledge for LOC’s	750,000	750,000

	3,734,000	4,400,000

Due from Business Staffing Inc.	68,000	12,000

Eagle Mountain Landfill investment	13,843,000	13,843,000

Investment in West Valley MRF	5,074,000	5,526,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	375,000	450,000
Refundable Deposits	23,000	24,000
Buildings and equipment (net)	331,000	336,000

	729,000	810,000

Total Assets	$25,913,000	$27,056,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	March 31, 2012	December 31, 2011
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$259,000	$413,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	551,000	628,000

	2,000,000	2,231,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,698,000	2,705,000
Other accrued liabilities	250,000	250,000

	9,626,000	9,633,000

Total Liabilities	11,626,000	11,864,000

Commitments and Contingencies

Members’ Equity
Class A units; issued and outstanding at March 31, 2012 7,002,806, at December 31, 2011 6,956,212	12,261,000	13,135,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	12,261,000	13,135,000
Equity attributable to non-controlling interest	2,026,000	2,057,000

Total Members’ Equity	14,287,000	15,192,000

Total Liabilities and Members’ Equity	$25,913,000	$27,056,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

	2012	2011
Revenues
Income from equity method investment in the West Valley MRF, LLC	$298,000	$539,000
Eagle Mountain revenues	27,000	16,000

Total revenues	325,000	555,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000
Eagle Mountain Landfill investment impairment expense	—	6,683,000
Non-capitalized MRC expenses	197,000	120,000
Expenses related to Eagle Mountain	471,000	190,000

Total resource operating costs	743,000	7,068,000

Gross Loss	(418,000)	(6,513,000)
Corporate General and Administrative Expenses
Total corporate and administrative expenses	525,000	526,000

Loss from Operations	(943,000)	(7,039,000)
Fair Value Adjustments of Available for Sale Securities	9,000	51,000
Net Interest and Investment Income	14,000	37,000

Loss before Income Tax Provision (Benefit) and allocation of non-controlling interest	(920,000)	(6,951,000)
Income Tax Provision (Benefit)	1,000	(8,000)

Net Loss before allocation of non-controlling interest	$(921,000)	$(6,943,000)

Net Loss attributable to non-controlling interest	$(31,000)	$(1,147,000)

Net Loss attributable to controlling interest	$(890,000)	$(5,796,000)

Basic Loss Per Unit	$(0.13)	$(0.86)

Diluted Loss Per Unit	$(0.13)	$(0.86)

Basic Weighted Average Number of Units Outstanding	6,979,000	6,772,000
Diluted Weighted Average Number of Units Outstanding	6,979,000	6,772,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2012	2011
Cash Flows from Operating Activities
Total Net Loss	$(921,000)	$(6,943,000)
Adjustments to reconcile net loss to net cash used in operating activities
Investment impairment expense	—	6,683,000
Net realized and unrealized gain on investments	(9,000)	(51,000)
Equity income recorded	(298,000)	(539,000)
Cash distributions received from West Valley	750,000	500,000
Depreciation and amortization	80,000	79,000
Class A Units / stock-based compensation expense	16,000	27,000
Changes in assets:
Receivables and other	84,000	(154,000)
Changes in liabilities:
Accounts payable and accrued liabilities	(231,000)	14,000
Environmental remediation expenditures	(7,000)	(4,000)

Net cash flows used in operating activities	(536,000)	(388,000)

Cash Flows from Investing Activities
Purchase of investments	(12,000)	(19,000)

Maturities of investments	500,000	—

Net cash flows provided by (used in) investing activities	488,000	(19,000)

Net Changes in Cash and Cash Equivalents	(48,000)	(407,000)
Cash and Cash Equivalents at Beginning of Year	804,000	768,000

Cash and Cash Equivalents at End of Period	$756,000	$361,000

Supplemental disclosure of Cash Flow Information
	2012	2011
Cash paid during the period for income taxes	$200	$800

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of March 31, 2012 and 2011, as well as the related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at March 31, 2012, and results of operations and cash flows for the three month period ended March 31, 2012 and 2011.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; all of which are 100% owned; and Mine Reclamation, LLC, which is 84.247% owned.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) our 84.27% ownership interest in MRC, however, MRC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on October 30, 2011; (ii) our 100% equity ownership of KEM which owns and controls approximately 10,000 acres at the Eagle Mountain Site on or in which millions of tons of iron ore, stockpiled rock and other mineral resources are present; and (iii) our 100% equity ownership interest in Lake Tamarisk Development which owns property near the Eagle Mountain Site

Our 50% ownership interest in the West Valley MRF, LLC was sold on April 2, 2012. For further information on this transaction, see “Note 9. SUBSEQUENT EVENTS.”

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

Note 3. INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2012 the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.”

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2012 and December 31, 2011. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the quarter.

	Available-for-sale Securities at March 31, 2012 and December 31, 2011
	Amortized Cost	Net Unrealized		Fair Value
		Gains	Losses
Bond Funds at March 31, 2012	$2,212,000	$12,000	$—	$2,224,000
Bond Funds at December 31, 2011	$2,700,000	$3,000	$—	$2,703,000

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

KAISER VENTURES LLC AND SUBSIDIARIES

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

Our short-term investments in commercial paper and bonds represent available-for-sale securities that are valued primarily using quoted market prices utilizing market observable inputs in active markets for identical assets.

The following table presents information about our assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of March 31, 2012:
Cash and cash equivalents	$756,000	$756,000	—	—
Short-term investments	$2,224,000	$2,224,000	—	—

Assets as of December 31, 2011:
Cash and cash equivalents	$804,000	$804,000	—	—
Short-term investments	$2,703,000	$2,703,000	—	—

In addition to the assets listed in the table, other short-term financial assets and liabilities of the Company consist of accounts receivable, accounts payable and certain accrued liabilities. These financial assets and liabilities generally approximate fair market value based on their short-term nature.

Note 5. INVESTMENT IN WEST VALLEY MRF, LLC

Effective June 19, 1997, Kaiser Recycling Corporation (“KRC”) (now Kaiser Recycling, LLC) and West Valley Recycling & Transfer, Inc. (“WVRT”), a subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”), which are equal members of West Valley MRF, LLC (“WVMRF”), (a California limited liability company) entered into a Members Operating Agreement (“MOA”) which is substantially the equivalent of a joint venture agreement for a limited liability company. The construction and start-up of the West Valley MRF was completed during December 1997.

Most of the financing for the construction of the West Valley MRF of approximately $22 million, was obtained through the issuance and sale of two California Pollution Control Financing Authority (the “Authority”) Variable Rate Demand Solid Waste Disposal Revenue bonds. The bonds are secured by an irrevocable letter of credit issued by Union Bank of California, N.A. (“Union Bank”).

KAISER VENTURES LLC AND SUBSIDIARIES

The payment schedule as of February 29, 2012, for the California Pollution Control Authority bonds is summarized below.

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

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. The condensed summarized financial information of West Valley MRF, LLC is as follows:

	February 29, 2012	November 30, 2011
Balance Sheet Information:

Current Assets	$8,782,000	$8,430,000
Property and Equipment (net)	9,975,000	10,214,000

Total Assets	$18,757,000	$18,644,000

Current Liabilities	$5,170,000	$4,154,000
CPCFA Bonds Payable – Long Term Portion	5,200,000	5,200,000
Members’ Equity	8,387,000	9,290,000

Total Liabilities and Members’ Equity	$18,757,000	$18,644,000

	2012	2011
Income Statement Information:

For the Three Months Ended February 29
Net Revenues	$3,098,000	$3,415,000
Income from Operations	$623,000	$1,109,000
Net Income	$597,000	$1,079,000

The increase in current assets between November 30, 2011 and February 29, 2012 is due primarily to an increase in cash. The decrease in Members’ Equity for the West Valley MRF between November 30, 2011 and February 29, 2012, is primarily due to the fact that cash distributions exceeded net income during this period.

The Company recognized equity income from the West Valley MRF of $298,000 and $539,000 for the first three months of 2012 and 2011, respectively.

Our 50% ownership interest in the West Valley MRF, LLC was sold on April 2, 2012. For further information on this transaction, see “Note 9. SUBSEQUENT EVENTS.”

Note 6. EVALUATION OF LONG-LIVED ASSETS

In accordance with Section 360 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our reviews as of March 31, 2012, concluded that no impairment of the following long-lived assets had occurred:

KAISER VENTURES LLC AND SUBSIDIARIES

(a) our 50% ownership interest in the West Valley MRF because the West Valley MRF continues to generate significant net income and positive cash flow; and (b) our other real estate and building and equipment are recorded at the lower of cost or fair market values.

With the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to the ASC of whether the MRC investment in Eagle Mountain Landfill Project was impaired, resulted in a determination of impairment and a write-down of the carrying amount of the MRC investment in Eagle Mountain Landfill Project as of March 31, 2011. As required by GAAP, the impairment determination and resulting calculation of fair value of the carrying amount of the MRC investment in Eagle Mountain Landfill Project were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the U.S. Supreme Court declined to accept the petition requesting further review of the adverse U.S. 9th Circuit Court of Appeals decision as of March 28, 2011. The total amount of the write-down was $6,683,000 which was charged to earnings in the first quarter of 2011. As of March 31, 2012, there were no events or changes in circumstances that indicated that the carrying amount of MRC’s investment in Eagle Mountain Landfill Project may not be recoverable. Possible further impairment in the MRC investment in Eagle Mountain Landfill Project resulting from MRC’s bankruptcy filing on October 30, 2011, may be required in the future as the impact of the bankruptcy filing is determined.

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

As of March 31, 2012, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of a substantial portion of Kaiser’s former Fontana mill site property (“Mill Site Property”), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.7 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

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

Restricted Cash. Restricted Cash consists primarily of certificates of deposit used to secure certain letters of credit that provide indemnification to governmental entities regarding landfill project approvals and mining rights and other mine related matters.

Note 8. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the company as of the specified effective date. Unless otherwise discussed,

KAISER VENTURES LLC AND SUBSIDIARIES

management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In September 2011, the FASB issued an accounting standards update that gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance will be effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the guidance did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Note 9. SUBSEQUENT EVENTS

On April 2, 2012, Kaiser Recycling, LLC sold its 50% ownership interest in the West Valley MRF, LLC which owns and operates the WVMRF, a transfer station and materials recovery facility near Fontana, California. The gross cash sales price for the 50% ownership interest was approximately $25,768,000. The Company will record a gain on the sale of approximately $20 million in the second quarter of 2012. Existing environmental obligations of the Company and Kaiser Recycling benefiting West Valley MRF, LLC and West Valley Recycling & Transfer, LLC (the owner of the other 50% interest in the West Valley MRF and the buyer of Kaiser Recycling’s ownership interest in the West Valley MRC, LLC) remain in place. An escrow of $363,000 was established to provide certain additional financial assurances for the Company’s and Kaiser Recycling, Inc. environmental obligations. In addition, the Company’s guaranty of certain outstanding debt of West Valley (approximately $5,820,000 as of March 31, 2012) was terminated.

With the completed sale of the ownership interest in West Valley MRF, LLC, compensation related actions were implemented under the previously disclosed terms of applicable compensation arrangements for officers and under the terms of the Company’s Class C and D Units. In accordance with the terms and conditions of the Company’s Class C and D Units $770,735 was due and paid as distributions on such units. In addition, a bonus of approximately $173,000 was paid to an officer in accordance with the terms of his employment agreement.

On May 9, 2012, the Company’s Board of Managers declared a distribution of $1.50 per Kaiser Class A Unit to unitholders of record as of such date.

The Board of Managers also confirmed that a “Change in Control” occurred under the terms of the Amended and Restated Services Agreement, as amended, between the Company and Business Staffing, Inc. and under the terms of the employment agreement of each executive officer. A “Change in Control” requires the funding, but not the payment, of severance benefits.

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-K for 2011, we are engaged in certain claims and litigation. As of the date of the filing of this Report on Form 10-Q, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2011, except as noted below.

MRC/Landfill Project. As discussed under “Part I - Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – BUSINESS UPDATE”, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court.

On March 14, 2012, Eagle Crest Energy Company (“ECEC”) filed a declaratory relief action in the Bankruptcy Court against MRC, KEM and Kaiser LLC. ECEC is seeking to permit a proposed hydro-electric pumped storage project at the Eagle Mountain Site. The lawsuit seeks declaratory relief only and not damages. In summary, the suit seeks a declaration from the Bankruptcy Court stating that ECEC’s right of eminent domain (with ECEC assuming it would have such a right) and the process of seeking a license from FERC is not impacted by MRC’s bankruptcy. MRC, Kaiser LLC and KEM are seeking dismissal of such suit.

On March 30, 2012, the District filed a proof of claim in MRC’s bankruptcy case. While the amount of the District’s claim is not certain from its proof of claim, it asserts that the claim could amount to or exceed “hundreds of millions of dollars.” The District further claims that it will seek recovery of its damages from Kaiser LLC independently of the bankruptcy proceeding. However, no legal proceeding against Kaiser LLC has been commenced as of the date of the filing of this Report on Form 10-Q. Kaiser LLC and MRC will vigorously defend the allegations asserted by the District, including asserting claims against the District and others as may be appropriate.

Iron Partners Litigation. The anticipated trial for the Iron Partners litigation was postponed from April 2012 to late 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. RESERVED

Not applicable.

Item 5. OTHER INFORMATION

On April 2, 2012, the Board of Managers held a meeting at which it approved the sale by Kaiser Recycling of its ownership interest in WVMRF, LLC. With the completed sale of the ownership interest in WVMRF, LLC, compensation related actions were implemented under the previously disclosed terms of applicable compensation

KAISER VENTURES LLC AND SUBSIDIARIES

arrangements for officers and under the terms of the Company’s Class C and D Units. In accordance with the terms and conditions of the Company’s Class C and D Units $770,735 was due and paid as distributions on such units. In addition, a bonus of approximately $173,000 was paid to Mr. Verhey in accordance with the terms of his employment agreement. These items will be charged to compensation expense on the Company’s financial statements for the second quarter of 2012.

On May 9, 2012, the Board of Managers declared a distribution of $1.50 per Kaiser Class A Unit to the Company’s unitholders of record on such date. Such distribution has been sent to the Company’s unitholders.

In addition, the Board of Managers at such meeting took the following additional actions:

•

Approved an amendment to the employment letter agreement of Gerald A. Fawcett reducing by 50% the maximum possible amount of any bonus that may be payable to him upon a sale related to the Landfill Project;

•

Approved the reimbursement of Business Staffing, Inc. for the payment of discretionary bonuses totaling $95,000 from the distribution received by the Company from Kaiser Recycling, LLC as a result of Kaiser Recycling’s sale of its 50% ownership interest in West Valley MRF, LLC

•	Approved an amendment to the Amended and Restated Services Agreement between the Company and Business Staffing, Inc. clarifying how funding of severance will be handled by Business Staffing, Inc.; and

•

Confirmed that a “Change in Control” occurred under the terms of the Amended and Restated Services Agreement, as amended, between the Company and Business Staffing, Inc. and under the terms of the employment agreement of each executive officer. A “Change in Control” requires the funding, but not the payment, of severance benefits.

Item 6.	EXHIBITS

A.	Exhibits

Exhibit 10.1* - Second Amendment to the Employment Letter Agreement of Gerald A. Fawcett dated May 9, 2012.**

Exhibit 10.2 - Second Amendment to the Amendment Restated Administrative Services Agreement dated May 9, 2012.**

Exhibit 31.1 - Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).**

Exhibit 31.2 - Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a). **

Exhibit 32 - Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350. **

Exhibit 101 - The following materials from Kaiser Ventures LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

*	Indicates compensation plan, contract or agreement.
**	Filed with this Report.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: May 15, 2012	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date May 15, 2012	/s/ James F. Verhey

James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer