Form 10-Q
period 2012-06-30
KAISER VENTURES LLC
filed 2012-08-13
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At July 31, 2012, the registrant had 7,002,806 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 13,000 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2011 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Those requesting a copy of such report that are not currently members of the Company may also obtain a copy of the reports directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 3633 East Inland Empire Boulevard, Suite 480, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2011 Annual Report on Form 10-K and the Company’s first quarter 2012 Report on Form 10-Q as the information contained herein is often an update of the information in such reports.

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, Annual Report, 10-Q Report, 10-QSB Report, 8-K Report or press release of the Company and any amendments thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-Q Report or in other written or oral statements, the words “anticipate,” “estimate” “project” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: the filing by Mine Reclamation, LLC of a voluntary petition in bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code; pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos claims; insurance coverage disputes; the results of current or threatened litigation; the challenge, reduction or loss of any claimed tax benefit or tax treatment; any obligations that could arise out of any sale of the Company’s ownership interests in Kaiser Eagle Mountain, LLC, Lake Tamarisk Development, LLC and Mine Reclamation, LLC or the assets of any such entity; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2011 Annual Report on Form 10-K and the Company’s Report on Form 10-Q for the quarter ended March 31, 2012, for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website www.kaiserventures.com under the “Member Relations” tab.

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

BUSINESS UPDATE

Overview

Our business is developing and monetizing as appropriate the remaining assets we received from the KSC bankruptcy. Following is a summary of our material assets other than cash and securities:

•

On April 2, 2012, Kaiser Recycling, LLC, a wholly-owned subsidiary of Kaiser LLC, sold its 50% ownership interest in the West Valley MRF, LLC (“WVMRF, LLC”) which owns and operates the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility near Fontana, California. The gross cash sales price for Kaiser Recycling’s 50% ownership interest was approximately $25,769,000. The Company recorded a gain on the sale of $20,588,000 in the second quarter of 2012. For additional information on the sale transaction, please see the discussion below in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS –West Valley MRF.”

•

We own an 84.247% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which had been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. MRC and the County Sanitation District No. 2 of Los Angeles County (the “District”) had entered into an Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions on August 9, 2000 (the “Landfill Project Sale Agreement”). During the pendency of over ten years of federal litigation involving a completed federal land exchange required for the Landfill Project, the closing date under the Landfill Project Sale Agreement had been amended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Such federal litigation was ultimately lost by MRC when the U.S. Supreme Court declined in March 2011 to hear an appeal of the adverse decision of the U.S. 9th Circuit Court of Appeals. Under each of those amendments, the District had the right to either purchase the Landfill Project by waiving any unsatisfied conditions and proceed with a closing on the transaction or terminate the Landfill Project Sale Agreement. The last extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. However, the District subsequently repudiated in writing the terms of the extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with the permitting of the Landfill Project. As a result of the District’s actions, MRC filed for bankruptcy protection in order to preserve and protect its assets and options with respect to its assets. MRC major assets are: (i) a lease with Kaiser Eagle Mountain, LLC, (referred to as “KEM”) for Landfill Project property, which lease is in default; (ii) an option to purchase Landfill Project property for $1.00 subject to the terms and conditions of such option including the right of KEM to reserve from the Landfill Project property all mineral rights from such property provided that the right to mine and process minerals shall not materially interfere with the Landfill Project; and (iii) various permits and approvals related to the Landfill Project. For additional information on MRC and the Landfill Project see below in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—EAGLE MOUNTAIN LANDFILL PROJECT AND MRC.

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

Cash Maximization Strategy Status

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. In particular the adverse final decision in the federal land exchange litigation in March 2011 negatively impacted MRC’s ability to pursue the Landfill Project, which in turn altered and adversely impacted the timing of the continuing implementation of the cash maximization strategy. However, with the sale by Kaiser Recycling of its ownership interest in the WVMRF, LLC, the Company’s Board of Managers declared and paid a distribution of $1.50 per Class A Unit to unitholders of record as of May 9, 2012. In addition, funds were reserved for known future liabilities and for possible future contingent liabilities. Further implementation of the cash maximization strategy is dependent upon, among other things, the sale of its remaining assets, which the Company continues to pursue.

Eagle Mountain Landfill Project and MRC

In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC was seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. On May 26, 2000, the Company also entered into a Real Estate Option Agreement (the “MRC Option”) with MRC which would permit MRC to acquire the real property for the Landfill Project upon the terms and conditions set forth in the MRC Option. The MRC Option has not yet been exercised and it currently expires on October 29, 2012, if it is not extended by mutual agreement. The Company currently owns approximately 84.247% of the Class B units and 100% of the Class A units of MRC. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy. For additional information, please see the discussion above under the first bullet point paragraph in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Overview.”

KAISER VENTURES LLC AND SUBSIDIARIES

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

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private offerings of securities to its existing equity owners. However, the Company has determined that it will not provide any future equity financing to MRC to pursue the Landfill Project, but MRC may need additional funds to complete its bankruptcy. Under certain circumstances, Kaiser LLC as well as others may become “debtor-in-possession” lenders to MRC. While Kaiser has made the determination that it will not provide future equity financing to MRC to pursue the Landfill Project, other parties may desire to continue to pursue the Landfill Project in some manner.

West Valley Materials Recovery and Transfer Station

Background. WVMRF, LLC was formed in June 1997 by Kaiser Recycling Corporation (now Kaiser Recycling, LLC (formerly Kaiser Recycling, Inc.)), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. (“Burrtec”). This entity was formed to construct and operate the materials recovery facility and is referred to as the WVMRF, LLC. This facility is permitted to receive up to 7,500 tons per day of municipal solid waste. Prior to April 2, 2012, the facility was processing approximately 3,000 – 3,500 + tons per day of municipal solid waste and recyclable materials.

Sale of Ownership Interest. On April 2, 2012, Kaiser LLC, Kaiser Recycling, Burrtec Waste Industries (“Burrtec”) and West Valley Recycling & Transfer, Inc. (“Buyer”), a wholly owned subsidiary of Burrtec, entered into that certain Purchase Agreement (the “Purchase Agreement”) whereby Kaiser Recycling sold its ownership interest in WVMRF, LLC to Buyer. The sale transaction closed on the same day as the Purchase Agreement was entered into by the parties to the agreement. Kaiser Recycling sold its ownership interest in WVMRF, LLC for a gross cash sales price of approximately $25,769,000. The Company recorded a gain of $20,588,000 in the second quarter of 2012. The Company’s guaranty of the outstanding California Pollution Control Finance Authority bonds was terminated. However, existing environmental obligations and agreements of the Company and Kaiser Recycling benefiting WVMRF, LLC, Buyer and Union Bank remain in place and an escrow of $363,000 was established as a part of the sale transaction to provide certain financial assurances, that we estimate will be sufficient to cover any future environmental obligations, particularly with respect to the Tar Pits Parcel located next to the WVMRF. This amount was charged against the Company’s environmental reserve which provided for such specific environmental expenses. Subsequently, an insurance policy covering certain possible contingent environmental and other related events that could arise and impact the WVMRF, LLC and others was purchased by Kaiser Recycling during the second quarter to cover certain of these exposures. The policy premium of $113,621 was paid from the escrow account. (See also, “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION—Financial Position—Environmental Remediation.”)

Distribution. A cash distribution of $750,000 was received from the WVMRF, LLC during the first quarter of 2012. As a result of the sale by Kaiser Recycling of its ownership interest in WVMRF as April 2, 2012, no further cash distributions will be received from WVMRF, LLC.

KAISER VENTURES LLC AND SUBSIDIARIES

OPERATING RESULTS

Note on WVMRF, LLC

The operating results of the Company during the first quarter of 2012 reflect our fifty percent (50%) ownership interest in WVMRF, LLC, for the 3 month period ended February 29, 2912. In addition, even though we sold our ownership interest in WVMRF, LLC on April 2, 2012, our second quarter operating results reflect the results of WVMRF, LLC’s March 2012 operations. This is due to the time required to close the books of the WVMRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of WVMRF, LLC.

Summary of Revenue Sources

Due to the nature of the Company’s projects and the Company’s recognition of revenues from non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the recent developments regarding its revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended June 30, 2012 and 2011

Revenues. Total revenues for the second quarter of 2012 were $556,000 as compared to $614,000 for the comparable period in 2011. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the WVMRF, LLC decreased by $470,000 to $92,000 for the second quarter of 2012 as compared to $562,000 for the same period in 2011. This decrease is the direct result of the sale of our entire member interest in the West Valley MRF on April 2, 2012. As a result of the sale, the second quarter operating results for the Company in 2012 only include the month of March 2012 for the West Valley MRF as mentioned under “Note on WVMRF” above.

Revenue from Eagle Mountain operations increased for the second quarter of 2012 by $412,000 to $464,000 as compared to $52,000 for 2011, primarily due to increased revenue from rock and aggregate sales, as well as, increased water sales and tenant rentals as compared to the same period in 2011.

Operating Costs. Operating costs increased to $539,000 for the second quarter of 2012 from $444,000 for the same period in 2011. This increase relates primarily to increased expenses for electrical and mechanical repairs of $62,000, as well as, $50,000 in a bulk fuel purchase. Some of these expenses were rebilled to customers buying rock and aggregate.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $1,923,000 for the second quarter of 2012 from $477,000 for the same period in 2011. This increase is primarily related to the payment of bonuses and C and D Unit compensation expense of $296,000 and $771,000, respectively, which were triggered by the sale of the Company’s entire member interest in the West Valley MRF, plus $131,000 in expenses relating to employee severance. In addition, during 2012, there was an increase in legal expenses related to the MRC bankruptcy of $78,000, an increase in retirement plan expenses related to the use of previously forfeited funds at Fidelity Investments of $49,000; and a reduction in compensation allocated out related to the sale of our interest in the West Valley MRF of $84,000.

Net Interest and Investment Income. Net interest and investment income, for the second quarter of 2012, was a gain of $30,000 compared to a gain of $46,000 for the same period in 2011. Of the $30,000

KAISER VENTURES LLC AND SUBSIDIARIES

gain for the second quarter of 2012, $23,000 was interest income, and $7,000 was a net unrealized gain on the Company’s short-term investments.

Gain on Sale of Investment in West Valley MRF, LLC. The Company recorded a gain of $20,588,000 from the sale of its 50% member interest in West Valley MRF, LLC on April 2, 2012.

Gain/(Loss) Before Income Tax Benefit and Allocation of Non-Controlling Interest. The Company recorded a pre-tax income of $18,712,000 in the second quarter of 2012 versus a pre-tax loss of $261,000 for the same period in 2011. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns.

Net Gain/(Net Loss) Attributable to Controlling Interest. For the second quarter of 2012, the Company reported net income attributable to controlling interest of $18,723,000, which is equal to $2.67 per unit, versus a loss of $232,000, or $0.03 per unit for the same period in 2011.

Analysis of Results for the Six Months Ended June 30, 2012 and 2011

Revenues. Total revenues for the first six months of 2012 were $881,000, compared to $1,169,000 for 2011. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the West Valley MRF decreased by $711,000 to $391,000 as compared to $1,102,000 for 2011. This decrease is the direct result of the sale of our entire member interest in the West Valley MRF on April 2, 2012. As a result of the sale, the six month’s operating results for the Company in 2012 only include the months December 2011 through March 2012 for the West Valley MRF as mentioned above under “Note on WVMRF”.

Revenue from Eagle Mountain operations for the first six months of 2012 increased by $423,000 to $490,000 as compared to $67,000 for 2011. This increase is primarily due to revenue from rock and aggregate sales, as well as, water sales and tenant rentals as compared to the same period in 2011.

Operating Costs. Operating costs decreased to $1,282,000 for the first six months of 2012 from $7,512,000 for the same period in 2011. This decrease relates primarily to the $6,683,000 write-down of MRC’s investment in the Eagle Mountain Landfill project during the same period in 2011. Excluding this write-down, operating costs actually increased by $453,000, primarily related to increased machinery and electrical maintenance and supplies of $150,000; bulk fuel purchases of $67,000; licenses, fees and permits of $27,000; and legal, outside services and consultants of $157,000. Some of these expenses were rebilled to customers buying rock and aggregate.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $2,449,000 for the first six months of 2012 from $1,003,000 for the same period in 2011. This increase is primarily related to the payment of bonuses and C and D Unit compensation expense of $296,000 and $771,000, respectively, which were triggered by the Company’s entire member interest in the sale of the West Valley MRF, LLC, plus $131,000 in expenses relating to employee severance. In addition, during 2012, there was an increase in legal expenses related to the MRC bankruptcy of $129,000, an increase in retirement plan expenses related to the use of previously forfeited funds at Fidelity Investments of $49,000, and, as a result of the sale of our interest in the West Valley MRF, LLC there was an increase in the net compensation expense of $84,000, which amount would have been previously allocated to and reimbursed by the West Valley MRF, LLC.

Gain on Sale of Investment in West Valley MRF, LLC. The Company recorded a gain of $20,588,000 from the sale of its 50% member interest in West Valley MRF, LLC on April 2, 2012.

KAISER VENTURES LLC AND SUBSIDIARIES

Net Interest and Investment Income. Net interest and investment income, including unrealized gains of $16,000, for the first six months of 2012, was a gain of $52,000 compared to a gain of $135,000 for the same period in 2011. Of the $52,000 gain for the first six months of 2012; $36,000 relates to interest income, and $16,000 was net realized and unrealized gains on the Company’s short-term investments.

Gain/(Loss) Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax income of $17,790,000 in the first six months of 2012 versus a pre-tax loss of $7,211,000 for the same period in 2011. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however: (a) federal income taxes imposed on the Company’s Business Staffing Inc. subsidiary and; (b) a gross revenue tax imposed by the State of California.

Net Gain/(Net Loss) Attributable to Controlling Interest. For the first six months of 2012, the Company incurred a net income of $17,823,000, or $2.55 per unit, versus a loss of $6,027,000, or $0.89 per unit for the same period in 2011.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $12,680,000 to $13,484,000 at June 30, 2012 from $804,000 at December 31, 2011. Included in cash and cash equivalents is $250,000 and $534,000 held solely for the benefit of MRC at June 30, 2012 and December 31, 2011, respectively.

Below is a table showing the major changes in cash during 2012:

Distributions received from the West Valley MRF	$750,000
Net increase in other current assets/liabilities	(923,000)
Increase in restricted cash	(28,000)
Net purchase and maturity of investments	478,000
Proceeds from sale of the West Valley MRF	25,769,000
Distributions – Class A Units	(10,326,000)
Other cash used by operations	(3,040,000)

Net Increase in Cash and Equivalents	$12,680,000

Working Capital. During the first six months of 2012, current assets increased by $12,603,000 to $17.0 million, while current liabilities decreased $174,000 to $2,057,000. The increase in current assets was the net result of (a) an increase in cash and equivalents as discussed above; (b) an increase in accounts receivable and other of $357,000; and (c) an increase in restricted cash of $28,000 offset by a decrease in short term investments of $462,000. The decrease in current liabilities is the result of a decrease of $248,000 in accounts payable offset by an increase in accrued liabilities of $74,000. As a result, net working capital increased during the first six months of 2012 by $12,777,000 to $14,958,000 at June 30, 2012.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Increase in Cash and Cash Equivalent	$12,680,000
Increase in Accounts Receivable and Other, Net	357,000
Increase in Restricted Cash	28,000
Decrease in Short Term Investments	(462,000)
Changes in Current Liabilities
Decrease in Accounts Payable	248,000
Increase in Accrued Liabilities	(74,000)

Net Decrease in Working Capital	$12,777,000

KAISER VENTURES LLC AND SUBSIDIARIES

Accounts Receivable and Other (Net). During the six first six months of 2012, accounts receivable and other current assets increased by $357,000 primarily due to increases in trade accounts receivable and prepaid insurance.

Short-Term Investments. During the first six months of 2012, short-term investments decreased by $462,000. This is primarily the result of the sale of investments to provide operating funds. On June 30, 2012, the Company had $2.2 million of its excess cash reserves invested in such investments. Investments are marked to market and unrealized earnings or loss are reflected in the value of the investment and in income for the period for which they are earned.

Investments. The Company’s equity share of income from the investment in the West Valley MRF, which totaled $391,000 for the first six months of the year, was offset by the receipt of cash distributions totaling $750,000 resulting in a $359,000 decrease to the Company’s investment in the West Valley MRF. In addition, the Company sold its entire member interest in the West Valley MRF, LLC on April 2, 2012, so the Company’s investment in the West Valley MRF, LLC was $0 at June 30, 2012.

As previously stated, the investment in the MRC Landfill Project was determined to be impaired and, therefore, was written-down by $6,683,000 during the first quarter of 2011 which was charged to earnings. As required by the ASC, all subsequent Eagle Mountain Landfill expenses will be expensed as incurred.

Other Assets. For the first six months of the year, there was a decrease in other assets of $158,000 which is the net result of the amortization of the environmental insurance policy of $150,000, and depreciation of $8,000 related to buildings and equipment.

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of June 30, 2012, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $2.3 million for which a reserve has been established. See “Note 2.—ENVIRONMENTAL MATTERS”. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim. In addition, in connection with the Tar Pits Parcel now owned by Kaiser Recycling, LLC, insurance was purchased in the second quarter of this year to cover possible contingent environmental related liabilities and a third party escrow of $363,000 in cash was established benefitting WVMRF, LLC and others. This amount was charged against the Company’s environmental reserve which encompassed this specific environmental exposure. The $113,621 premium for the purchased policy was paid from the cash escrow.

Non-Controlling Interest in MRC. During the first six months of 2012, the Non-Controlling Interest decreased by $42,000 from $2,057,000 as of December 31, 2011 to $2,015,000 as of June 30, 2012, which is the net loss attributable to non-controlling interest for the six month period. As of June 30, 2012 the resulting non-controlling interest is $2,015,000, which relates to the approximate 15.8% ownership interest in MRC that the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the financial statements.

Critical Accounting Policies

KAISER VENTURES LLC AND SUBSIDIARIES

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

Investments. The Company accounts for investments under Section 320-10 of the ASC. The Company invests its excess cash reserves in investment grade or better commercial paper (Standard & Poor’s rating of “A” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. However, the Company expects to hold these investments to maturity.

Investment in West Valley MRF, LLC. The Company accounted for its investment in WVMRF, LLC, under the equity method of accounting because of the Company’s 50% non-controlling ownership interest. However, as discussed elsewhere in this Report, the Company’s ownership interest in WVMRF, LLC was sold on April 2, 2012.

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

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3.8 million premium for the prospective insurance policy, which was reduced by a refund from the insurance carrier, is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to Section 450-10 of the ASC when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. In addition, a new limited environmental insurance policy for a ten year term was purchased by KSC Recovery, LLC as more fully discussed in “WEST VALLEY MRF AND TRANSFER STATION—Sale of Ownership Interest” above.

Revenue Recognition. Revenues are recognized when the Company has completed the earnings process and an exchange transaction has taken place.

Conditional Asset Retirement Obligations. The Company accounts for certain asset retirement obligations at Eagle Mountain pursuant to ASC 410 Accounting for Asset Retirement and Environmental Obligations.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Mill Site Property. The only remaining Mill Site Property owned is an approximate five acre parcel referred to as the Tar Pits Parcel which is now owned by Kaiser Recycling. CCG Ontario, LLC substantially completed all material environmental remediation of this parcel pursuant to the terms of its agreement during 2002. CCG Ontario does have ongoing operations and maintenance obligation with respect to the Tar Pits Parcel. WVMRF, LLC has the right to purchase the Tar Pits Parcel for $1.00. Effective April 2, 2012, WVMRF, LLC leased material portions of the Tar Pits Parcel from Kaiser Recycling. The lease is for 50 years with the right to extend the lease for 50 years in exchange for: (i) payment of all the property taxes for the Tar Pits Parcel; (ii) insuring the Tar Pits Parcel and naming Kaiser Recycling as an additional insured for general liability purposes; and (iii) performing various maintenance and security obligations on the property being leased. In addition, a cash escrow was established in the amount of $363,000 benefiting WVMRF, LLC and others in connection with possible contingent environmental and environmental related actions, a reserve for which had been previously recorded. A limited environmental insurance policy with a term of ten years was purchased for $113,621 with the policy premium being paid from the escrowed amount.

KAISER VENTURES LLC AND SUBSIDIARIES

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. Lengthy, but adversely completed, litigation involving the Landfill Project delayed the implementation of the goals of the cash maximization strategy. In particular the adverse final decision in the federal land exchange litigation in March 2011 negatively impacted MRC’s ability to pursue the Landfill Project, which in turn altered and adversely impacted the timing of the continuing implementation of the cash maximization strategy. However, with the sale by Kaiser Recycling of its ownership interest in WVMRF, LLC, the Company’s Board of Managers declared and paid a distribution of $1.50 per Class A Unit to unitholders of record as of May 9, 2012. In addition, funds were reserved for known future liabilities and for possible future contingent liabilities. Further implementation of the cash maximization strategy is dependent upon, among other things, other asset sales.

Corporate Overhead. With the sale of our ownership interest in WVMRF, LLC, there was a reduction during the second quarter in the staffing of the Company’s accounting department to reflect the reduced requirements resulting from the sale of our interest in WVMRF, LLC and of our remaining operations and projects. The costs of such reductions, including the payment of severance, was recorded during the second quarter of 2012.

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

KAISER VENTURES LLC AND SUBSIDIARIES

However, with the termination of two accounting positions due to the sale of Kaiser Recycling, Inc.’s ownership interest in WVMRF, LLC, including the termination of the Company’s controller position as of June 30, 2012, going forward there will be fewer individuals that will be able to review and correct any omission or errors that may occur in the Company’s accounting controls and procedures. The effect of this will be mitigated by the part-time employment of the now retired former controller. As previously noted, the effectiveness of the Company’s disclosure controls and procedures are evaluated effective as of the end of each calendar quarter.

FINANCIAL STATEMENTS

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents*	$13,484,000	$804,000
Accounts receivable and other, net of allowance for doubtful accounts of $38,000	512,000	155,000
Short-term investments	2,241,000	2,703,000
Restricted cash and cash equivalents:
Pledge for LOC’s	778,000	750,000

	17,015,000	4,412,000

Eagle Mountain Landfill investment	13,843,000	13,843,000

Investment in West Valley MRF	—	5,526,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	300,000	450,000
Refundable Deposits	24,000	24,000
Buildings and equipment (net)	328,000	336,000

	652,000	810,000

Total Assets	$33,975,000	$27,056,000

*	Account balances contain assets of the consolidated variable interest entity that can only be used to settle obligations of the variable interest entity (see Note 1) as of June 30, 2012 and December 31, 2011, respectively: cash and cash equivalents $2,568,000 and $0.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	June 30, 2012	December 31, 2011
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$165,000	$413,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	702,000	628,000

	2,057,000	2,231,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,326,000	2,705,000
Other accrued liabilities	250,000	250,000

	9,254,000	9,633,000

Total Liabilities	11,311,000	11,864,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at June 30, 2012 7,002,806, at December 31, 2011 6,956,212	20,649,000	13,135,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	20,649,000	13,135,000
Equity attributable to non-controlling interest	2,015,000	2,057,000

Total Members’ Equity	22,664,000	15,192,000

Total Liabilities and Members’ Equity	$33,975,000	$27,056,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Six Months Ended June 30

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues
Income from equity method investment in the West Valley MRF, LLC	$92,000	$562,000	$391,000	$1,102,000
Eagle Mountain revenues	464,000	52,000	490,000	67,000

Total revenues	556,000	614,000	881,000	1,169,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000	150,000	150,000
Eagle Mountain Landfill investment impairment expenses	—	—	—	6,683,000
Non-capitalized MRC expenses	69,000	149,000	266,000	269,000
Expenses related to Eagle Mountain	395,000	220,000	866,000	410,000

Total operating costs	539,000	444,000	1,282,000	7,512,000

Gross Income (Loss)	17,000	170,000	(401,000)	(6,343,000)
Corporate General and Administrative Expenses
West Valley MRF sale bonuses	296,000	—	296,000	—
C&D Unit compensation expense	771,000	—	771,000	—
Employee severance expenses	131,000	—	131,000	—
Other corporate general and administrative expenses	725,000	477,000	1,251,000	1,003,000

Total corporate and administrative expense	1,923,000	477,000	2,449,000	1,003,000

Loss from Operations	(1,906,000)	(307,000)	(2,850,000)	(7,346,000)
Fair Value Adjustments of Available for Sale Securities	7,000	6,000	16,000	57,000
Net Interest and Investment Income	23,000	40,000	36,000	78,000
Gain on sale of West Valley MRF, LLC Member interest	20,588,000	—	20,588,000	—

Gain/(loss) before Income Tax Provision and allocation of non-controlling interest	18,712,000	(261,000)	17,790,000	(7,211,000)
Income Tax Provision (Benefit)	—	(4,000)	9,000	(11,000)

Gain/(loss) before allocation of non-controlling interest	18,712,000	(257,000)	17,781,000	(7,200,000)
Net loss attributable to non-controlling interest	(11,000)	(25,000)	(42,000)	(1,173,000)

Gain/(loss) net attributable to controlling interest	$18,723,000	$(232,000)	$17,823,000	$(6,027,000)

Basic Gain/(Loss) Per Unit	$2.67	$(0.03)	$2.55	$(0.89)

Diluted Gain/(Loss) Per Unit	$2.67	$(0.03)	$2.55	$(0.89)

Basic Weighted Average Number of Units Outstanding	7,003,000	6,822,000	6,991,000	6,797,000
Diluted Weighted Average Number of Units Outstanding	7,003,000	6,822,000	6,991,000	6,797,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Six Months Ended June 30

(Unaudited)

	2012	2011
Cash Flows from Operating Activities
Total Net Gain/(Loss)	$17,781,000	$(7,200,000)
Adjustments to reconcile net loss to net cash used in operating activities
Investment impairment expense	—	6,683,000
Net realized and unrealized gain on investments	(16,000)	(57,000)
Equity income recorded from West Valley MRF, LLC	(391,000)	(1,102,000)
Cash distributions received from West Valley	750,000	500,000
Gain on sale of West Valley MRF, LLC member interest	(20,588,000)	—
Depreciation and amortization	158,000	159,000
Class A Units / stock-based compensation expense	16,000	50,000
Changes in assets:
Receivables and other	(357,000)	(142,000)
Changes in liabilities:
Accounts payable and accrued liabilities	(187,000)	(90,000)
Tar Pits Escrow	(363,000)	—
Environmental remediation expenditures	(16,000)	(17,000)

Net cash flows used in operating activities	(3,213,000)	(1,216,000)

Cash Flows from Investing Activities
Purchase of investments	(22,000)	(1,053,000)
Maturities of investments	500,000	1,816,000
Proceeds from sale of West Valley MRF, LLC member interest	25,769,000	—

Net cash flows used by investing activities	26,247,000	763,000

Cash Flows from Financing Activities
Increase in restricted cash for additional CD for LOC	(28,000)	—
Distributions – Class A Units	(10,326,000)	—

Net cash flows used by financing activities	(10,354,000)	—

Net Changes in Cash and Cash Equivalents	12,680,000	(453,000)
Cash and Cash Equivalents at Beginning of Year	804,000	768,000

Cash and Cash Equivalents at End of Period	$13,484,000	$315,000

Supplemental disclosure of Cash Flow Information

	2012	2011
Cash paid during the period for income taxes	$4,200	$4,800

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, as well as the related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at June 30, 2012, and results of operations and cash flows for the six month period ended June 30, 2012 and 2011.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; all of which are 100% owned; and Mine Reclamation, LLC, which is 84.247% owned.

In addition, the Company has determined that Business Staffing, Inc. which provides administrative services to the Company, is a variable interest entity due to a lack of sufficient equity at risk even though the Company does not own any interest in Business Staffing, Inc. which is 100% owned by three officers of the Company. The Company has also determined it is the primary beneficiary of Business Staffing, Inc. because the Company has the power to direct activities that most significantly impact the economic performance of Business Staffing, Inc. Accordingly, the Company has consolidated this entity into the consolidated financial statements. The equity of the variable interest entity has been reflected as a non-controlling interest as of June 30, 2012 and December 31, 2011. The consolidation of this entity does not change any legal ownership, and does not change the assets or the liabilities and equity of Kaiser Ventures LLC and Subsidiaries as a stand-alone entity. Total assets of the variable interest entity were $2,568,000 and $0 as of June 30, 2012 and December 31, 2011, respectively. All intercompany accounts and transactions have been eliminated on consolidation.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) our 84.27% ownership interest in MRC, however, MRC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on October 30, 2011; (ii) our 100% equity ownership of KEM which owns and controls approximately 10,000 acres at the Eagle Mountain Site on or in which millions of tons of iron ore, stockpiled rock and other mineral resources are present; and (iii) our 100% equity ownership interest in Lake Tamarisk Development which owns property near the Eagle Mountain Site

Our 50% ownership interest in the West Valley MRF, LLC was sold on April 2, 2012. For further information on this transaction, see “Note 5. INVESTMENT IN WEST VALLEY MRF, LLC.”

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

In addition to the foregoing policy, an additional insurance policy with a term of ten years covering certain possible contingent environmental and other related events that could arise and impact the West Valley MRF, LLC and others was purchased by Kaiser Recycling during the second quarter. The policy premium of $113,621 was paid from the escrow account originally totaling $363,000 that was established as a result of the sale of Kaiser Recycling, LLC’s ownership interest in WVMRF, LLC. The amount of this escrow was charged against the Company’s existing environmental liability reserve.

Note 3.	INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At June 30, 2012 the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “A” or above) which is classified as “available-for-sale.”

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of June 30, 2012 and December 31, 2011. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the quarter.

KAISER VENTURES LLC AND SUBSIDIARIES

	Available-for-sale Securities at June 30, 2012 and December 31, 2011
	Amortized Cost	Net Unrealized		Fair Value
		Gains	Losses
Bond Funds at June 30, 2012	$2,225,000	$16,000	$—	$2,241,000
Bond Funds at December 31, 2011	$2,700,000	$3,000	$—	$2,703,000

Note 4.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The following table presents information about our assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

KAISER VENTURES LLC AND SUBSIDIARIES

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of June 30, 2012:
Cash and cash equivalents	$13,484,000	$13,484,000	—	—
Short-term investments	$2,241,000	$2,241,000	—	—
Assets as of December 31, 2011:
Cash and cash equivalents	$804,000	$804,000	—	—
Short-term investments	$2,703,000	$2,703,000	—	—

In addition to the assets listed in the table, other short-term financial assets and liabilities of the Company consist of accounts receivable, accounts payable and certain accrued liabilities. These financial assets and liabilities generally approximate fair market value based on their short-term nature.

Note 5.	INVESTMENT IN WEST VALLEY MRF, LLC, ITS SALE AND RESULTING COMPENSATION RELATED MATTERS

On April 2, 2012, Kaiser Recycling, LLC sold its 50% ownership interest in the West Valley MRF, LLC which owns and operates the WVMRF, a transfer station and materials recovery facility near Fontana, California. The gross cash sales price for the 50% ownership interest was approximately $25,769,000. The Company recorded a gain on the sale of $20,588,000 in the second quarter of 2012. Existing environmental obligations of the Company and Kaiser Recycling benefiting West Valley MRF, LLC and West Valley Recycling & Transfer, LLC (the owner of the other 50% interest in the West Valley MRF and the buyer of Kaiser Recycling’s ownership interest in the West Valley MRC, LLC) remain in place. An escrow originally totaling $363,000 was established to provide certain additional financial assurances for the Company’s and Kaiser Recycling, Inc.’s existing contingent environmental obligations. The amount of this escrow was charged against the Company’s existing environmental reserve. Kaiser Recycling, LLC purchased an environmental insurance policy for $113,621 which was paid from the escrow account, leaving a balance of $249,379 in the escrow account. In addition, the Company’s guaranty of certain outstanding debt of West Valley (approximately $5,820,000 as of March 31, 2012) was terminated. Finally, as a result of the sale of the Company’s member interest in West Valley MRF, LLC on April 2, 2012, the Company will no longer be providing and billing West Valley MRF, LLC for accounting services from that date, which totaled approximately $28,000 per month or approximately $84,000 per quarter. The Company also reduced its accounting staff by one employee as of June 30, 2012 and recorded severance expenses associated with that termination of $131,000 during the second quarter of 2012.

With the completed sale of the ownership interest in West Valley MRF, LLC, compensation related actions were implemented under the previously disclosed terms of applicable compensation arrangements for officers and under the terms of the Company’s Class C and D Units. In accordance with the terms and conditions of the Company’s Class C and D Units $771,000 was due and paid on such units. In addition, a bonus of approximately $173,000 was paid to an officer in accordance with the terms of his employment agreement. The Company also awarded $95,000 in discretionary bonuses as a result of the sale of the ownership interest in the West Valley MRF. In addition, a “Change in Control” occurred under the terms of the Amended and Restated Services Agreement, as amended, between the Company and Business Staffing, Inc. and under the terms of the employment agreement of each executive officer.

KAISER VENTURES LLC AND SUBSIDIARIES

The Company accounted for its investment in West Valley MRF, LLC under the equity method.

Due to the time required to close the books of the West Valley MRF, LLC and in keeping with past practice, there is a one month delay in reporting the results of West Valley MRF, LLC. Thus, even though the closing on the sale of Kaiser Recycling, LLC’s ownership interest occurred on April 2, 2012, due to this one month delay, there is one month’s of the Company’s share of the income for West Valley MRF, LLC during the second quarter of 2012. The condensed summarized financial information of West Valley MRF, LLC is as follows:

Balance Sheet Information:	May 31, 2012	November 30, 2011
Current Assets	$—	$8,430,000
Property and Equipment (net)	—	10,214,000

Total Assets	$—	$18,644,000

Current Liabilities	$—	$4,154,000
CPCFA Bonds Payable – Long Term Portion	—	5,200,000
Members’ Equity	—	9,290,000

Total Liabilities and Members’ Equity	$—	$18,644,000

Income Statement Information:	2012	2011
For the Six Months Ended May 31
Net Revenues	$4,068,000	$6,863,000
Income from Operations	$974,000	$2,857,000
Net Income	$774,000	$2,204,000

The Company recognized equity income from the West Valley MRF of $391,000 and $1,102,000 for the first six months of 2012 and 2011, respectively.

Note 6.	EVALUATION OF LONG-LIVED ASSETS

In accordance with Section 360 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our reviews as of June 30, 2012, concluded that no impairment had occurred and other real estate and building and equipment are recorded at the lower of cost or fair market values.

With the denial of our appeal to the U.S. Supreme Court, our quarterly analysis pursuant to the ASC of whether the MRC investment in Eagle Mountain Landfill Project was impaired, resulted in a determination of impairment and a write-down of the carrying amount of the MRC investment in Eagle Mountain Landfill Project as of March 31, 2011. As required by GAAP, the impairment determination and resulting calculation of fair value of the carrying amount of the MRC investment in Eagle Mountain Landfill Project were made utilizing a probability analysis of the remaining options with regard to the Landfill Project after the U.S. Supreme Court declined to accept the petition requesting further review of the adverse U.S. 9th Circuit Court of Appeals decision as of March 28, 2011. The total amount of the write-down was $6,683,000 which was charged to earnings in the first quarter of 2011. As of June 30, 2012, there were no events or changes in circumstances that indicated that the carrying amount of MRC’s investment in Eagle Mountain Landfill Project may not be recoverable. Possible further impairment in the MRC investment in Eagle Mountain Landfill Project resulting from MRC’s bankruptcy filing on October 30, 2011, may be required in the future as the impact of the bankruptcy filing is determined.

Note 7.	COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 2, effective June 30, 2001, the Company purchased a 12-year $50 million insurance policy which is expected to cover substantially any and all environmental claims (up to

KAISER VENTURES LLC AND SUBSIDIARIES

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

As of June 30, 2012, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of a substantial portion of Kaiser’s former Fontana mill site property (“Mill Site Property”), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.3 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

In addition, an insurance policy covering certain possible contingent environmental and other related events that could arise and impact the WVMRF and others subsequent to the sale of the Company’s interest in the WVMRF was purchased by Kaiser Recycling during the second quarter. The policy premium of $113,621 was paid from the existing escrow account established by the Company at the time of the sale. These potential contingent environmental related events for which insurance coverage was purchased existed regardless of the sale of Kaiser Recycling’s ownership interest in WVMRF, LLC but such sale did accelerate the timing on fully addressing such potential contingent liabilities.

MRC Financing. Since Kaiser became an owner of MRC in 1995, MRC has been financed through a series of private placements to its existing equity owners. As a result of a private placement completed in September 2011, MRC raised total proceeds of approximately $1,300,000, of which amount Kaiser contributed $1,146,344, which increased Kaiser’s ownership interest in MRC from 83.13% to 84.247%.

Contingent Compensation Expense on Class B, C and D Units. Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, additional compensation payments will be made on the Class B, C and D Units in accordance with their respective terms. With the sale of Kaiser Recycling, LLC’s ownership interest in West Valley MRF, LLC, compensation payments totaling $771,000 were due and paid during the second quarter of 2012 in accordance with the terms and conditions of the Company’s Class C and D Units.

Restricted Cash. Restricted Cash consists primarily of certificates of deposit used to secure certain letters of credit that provide indemnification to governmental entities regarding landfill project approvals and mining rights and other mine related matters. During the second quarter of 2012 an additional certificate of deposit in the amount of $28,000 was acquired to amend the indemnification to the County of Riverside.

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

As discussed in our Annual Report on Form 10-K for 2011 and in our Report on Form 10-Q for the quarter ended March 31, 2012, we are engaged in certain claims and litigation. As of the date of the filing of this Report on Form 10-Q, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2011, and as updated by our first quarter 2012 Report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Not applicable.

Item 5.	OTHER INFORMATION

As previously discussed in the Company’s Report on Form 10-Q for the quarter ended March 31, 2012, on April 2, 2012, the Board of Managers held a meeting at which it approved the sale by Kaiser Recycling of its ownership interest in WVMRF, LLC. With the completed sale of the ownership interest in WVMRF, LLC, compensation related actions were implemented under the previously disclosed terms of applicable compensation arrangements for officers and under the terms of the Company’s Class C and D Units. In accordance with the terms and conditions of the Company’s Class C and D Units $771,000 was due and paid as distributions on such units. In addition, a bonus of approximately $173,000 was paid to Mr. Verhey in accordance with the terms of his employment agreement. These items are reflected as a compensation expense on the Company’s financial statements for the second quarter of 2012.

On May 9, 2012, the Board of Managers declared and paid a distribution of $1.50 per Kaiser Class A Unit to the Company’s unitholders of record on such date.

In addition, as also discussed in the Company’s Report on Form 10-Q for the quarter ended March 31, 2012, the Board of Managers at its May 9, 2012, meeting took the following additional actions:

•

Approved an amendment to the employment letter agreement of Gerald A. Fawcett reducing by 50% the maximum possible amount of any bonus that may be payable to him upon a sale related to the Landfill Project;

•

Approved the reimbursement of Business Staffing, Inc. for the payment of discretionary bonuses totaling $95,000 from the distribution received by the Company from Kaiser Recycling, LLC as a result of Kaiser

KAISER VENTURES LLC AND SUBSIDIARIES

Recycling’s sale of its 50% ownership interest in West Valley MRF, LLC. These bonuses are reflected as a compensation expense on the Company’s financial statements for the second quarter of 2012;

•	Approved an amendment to the Amended and Restated Services Agreement between the Company and Business Staffing, Inc. clarifying how funding of severance will be handled by Business Staffing, Inc.; and

•

Confirmed that a “Change in Control” occurred under the terms of the Amended and Restated Services Agreement, as amended, between the Company and Business Staffing, Inc. and under the terms of the employment agreement of each executive officer. A “Change in Control” requires the funding, but not the payment, of severance benefits. Accordingly, during the second quarter the Company deposited $2,568,000 with Business Staffing, Inc. into a segregated account, which amount is the estimated amount due for all future severance obligations when payable. The Company receives the benefit of any income earned on such funds and any excess amount that ultimately may not be required to pay severance obligations will be returned to the Company.

Due to the sale of the ownership interest in WVMRF, LLC, there was a reduction of personnel during the second quarter with the elimination of the full-time controller position and a part-time accounting position. As a result, severance was paid during the second quarter which is reflected as a compensation expense in the Company’s financial statements for the second quarter.

Item 6.	EXHIBITS

A.    Exhibits

Exhibit 31.1—Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).**

Exhibit 31.2—Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a). **

Exhibit 32—Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350. **

Exhibit 101—The following materials from Kaiser Ventures LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

**	Filed with this Report.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: August 13, 2012	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date August 13, 2012	/s/ James F. Verhey
James F. Verhey
Executive Vice President - Finance & CFO
Principal Financial and Accounting Officer