Form 10-K
period 2012-12-31
KAISER VENTURES LLC
filed 2013-03-08
CIK 1144834

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33433

KAISER VENTURES LLC

(Exact name of registrant as specified in its charter)

DELAWARE	33-0972983
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

337 N. Vineyard Ave., 4th Floor

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

At March 1, 2013, 7,096,806 Class A Units were outstanding including 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy and 113,101 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.

Documents Incorporated by Reference: Certain exhibits as identified in the Exhibit List to this Annual Report on Form 10-K are incorporated by reference.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

KAISER VENTURES LLC AND SUBSIDIARIES

i

KAISER VENTURES LLC AND SUBSIDIARIES

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained herein, statements contained in this 10-K Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any 10-K Report, 10-KSB Report, 10-Q Report, 10-QSB Report, 8-K Report, website posting or press release of the Company and any amendment thereof may include forward-looking statements. In addition, other written or oral statements, which constitute forward-looking statements, have been made and may be made in the future by the Company. You should not put undue reliance on forward-looking statements. When used or incorporated by reference in this 10-K Report or in other written or oral statements, the words “anticipate,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions. We believe that our current assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, or projected. For example, our actual results could materially differ from those projected as a result of factors such as, but not limited to: the consequences of the adverse conclusion of the final federal litigation involving a previously completed federal land exchange and the Company’s decision not to provide additional funds to Mine Reclamation, LLC for purposes of pursuing a “fix” of the land exchange; the bankruptcy of Mine Reclamation, LLC and the claims that may be made in or as result of such bankruptcy; pre-bankruptcy activities of Kaiser Steel Corporation, the predecessor of Kaiser, and asbestos and environmental claims; insurance coverage disputes; the impact of existing or proposed federal, state, and local laws and regulations on any of our current and future projects and subsidiaries, and their permitting and development activities; competition; the challenge, reduction or loss of any claimed tax benefits, including the taxation of the Company as a partnership; the impact of natural disasters on our assets; the amount and nature of the mineral resources at Eagle Mountain and any inability to exploit such possible mineral and resource opportunities; the impacts and risks of the proposed dissolution and winding-up of the Company; and/or general economic conditions in the United States and Southern California. The Company disclaims any intention to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WHO WE ARE

Unless otherwise noted: (1) the term “Kaiser LLC” refers to Kaiser Ventures LLC; (2) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc.; (3) the terms “Kaiser,” the “Company,” “we,” “us,” and “our,” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or currently Kaiser LLC, and their respective subsidiaries. Kaiser Inc. merged with and into Kaiser LLC effective November 30, 2001; (4) the terms “Class A Units” and “members” refer to Kaiser LLC’s Class A Units and the beneficial owners thereof, respectively; and (5) the term the “merger” refers to the merger of Kaiser Inc. with and into Kaiser LLC effective November 30, 2001, in which Kaiser LLC was the surviving company Kaiser Steel Corporation, referred to as KSC, formerly was an integrated steel manufacturer that filed for Chapter 11 bankruptcy in 1987. Kaiser is the reorganized successor to a portion of the assets of the former KSC.

Item 1.	BUSINESS

Summary of Our Business

Overview. Our business has been to develop the remaining assets we received from the KSC bankruptcy and the possible opportunities related to such assets. In 2000 Kaiser’s then Board of Directors approved a cash maximization strategy with the goal of seeking to reasonably maximize future

KAISER VENTURES LLC AND SUBSIDIARIES

distributions to our members. On January 15, 2013, our Board of Managers approved a Plan of Dissolution and Liquidation (the “Dissolution Plan”) and other documents that are necessary or appropriate to implement the Dissolution Plan as a final step in such cash maximization strategy. The Dissolution Plan and the attendant Second Amended and Restated Limited Liability Company Operating Agreement (“New Operating Agreement”), among other items, will require the approval of the Company’s Class A members. A meeting of the Company’s members will most likely will be held early in the second quarter of 2013. For additional information in this regard, see “Item 1. Business—Cash Maximization Strategy and Proposed Dissolution of the Company” below.

Currently, our remaining material projects and opportunities are summarized below.

•

We own an 84.247% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which has been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. MRC has currently established a $500,000 line of credit with us but we have approved providing up to a $1 million line of credit. Any proceeds from permitted draws on the line of credit are to be used to complete, if necessary, the MRC bankruptcy process. MRC may not be able to repay any amounts loaned to it by the Company if MRC is not able to complete a transaction for the sale of its remaining assets or if the net sales price of any transaction should be less than the amount owed to the Company.

The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange is central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal. Although the land exchange has been remanded to the BLM for further proceedings in accordance with the decision of the U.S. 9th Circuit Court of Appeals, there is no pending litigation and no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. Additionally, Kaiser has decided that it will not make any further investment in MRC to fund a “fix” of the land exchange. However, other third parties may ultimately seek to “fix” the land exchange for purposes of the Landfill Project. For additional information on the nearly 20 years of administrative challenges and litigation involving the Landfill Project, see “Item 1. BUSINESS—Mine Reclamation and Eagle Mountain Landfill Project—Historical Landfill Project Litigation.”

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

KAISER VENTURES LLC AND SUBSIDIARIES

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

•

We own or control millions of tons of iron ore resources at the Eagle Mountain Site. With the large amount of iron ore reserves at Eagle Mountain and with the current high market prices for minerals, including for iron ore, we continue to aggressively pursue possible opportunities with regard to the iron ore and other mineral resources. In this regard, the Company continues to work with an investment banking and advisory firm to assist it in exploring possible opportunities and transactions with regard to these resources. There may be a range of possible opportunities including some of which that may take several years to develop and implement. For additional information regarding the resources at Eagle Mountain please see “Item 2. PROPERTIES—Eagle Mountain, California;”

•

As a result of previous mining operations there are millions of tons of rock stockpiled at the Eagle Mountain Site. We are continuing to explore available markets for such rock. For additional information regarding the resources at Eagle Mountain, please see “Item 2. PROPERTIES—Eagle Mountain, California;”

•

We are continuing to seek to sell the Company’s other miscellaneous assets, such as our Lake Tamarisk property. Lake Tamarisk is an unincorporated community located approximately 70 miles east of Palm Springs, California, and approximately 8 miles from the Eagle Mountain Site. Our Lake Tamarisk land consists of 72 residential lots and approximately 420 acres of other undeveloped property. For additional information on Lake Tamarisk, please see “Item 2. PROPERTIES—Lake Tamarisk, California”; and

•	We are analyzing the issues created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of the taking of our property by eminent domain.

Sale of Ownership Interest In West Valley MRF, LLC. We no longer own an interest in the West Valley MRF, LLC (“WVMRF, LLC”). On April 2, 2012, Kaiser Recycling, LLC, a wholly-owned subsidiary of Kaiser LLC, sold its fifty percent (50%) ownership interest in the WVMRF, LLC which owns and operates the West Valley Materials Recovery Facility and Transfer Station, a transfer station and materials recovery facility near Fontana, California. The gross cash sales price for Kaiser Recycling’s 50% ownership interest was approximately $25,769,000 with the Company recording a gain on the sale of $20,588,000 in the second quarter of 2012.

CASH MAXIMIZATION STRATEGY AND PROPOSED LIQUIDATION OF THE COMPANY

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to Kaiser Inc.’s stockholders. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions. For additional information on these transactions see “Item 1. BUSINESS—Historical Operations and Completed Transactions” in this Annual Report on Form 10-K. Pursuit of the cash maximization strategy over the past 13 years, the Company has made distributions totaling $13.50 per unit/share as of March 1, 2013. Specifically: (i) a $2.00 per share return of capital distribution was made to shareholders in 2000; (ii) with the conversion of Kaiser Inc. to a limited liability company in November 2001, a distribution was made to shareholders of $10.00 per share plus one Class A Unit in Kaiser LLC upon surrender of their Kaiser Inc. stock; and (iii) with the sale of the ownership interest in the WVMRF, LLC in April 2012, a

KAISER VENTURES LLC AND SUBSIDIARIES

distribution of $1.50 per unit was made in May 2012. In addition, we have also taken steps to minimize any exposure we may have to liabilities resulting from the historical operations of the former KSC.

In furtherance of the cash maximization strategy, the Company has been seeking to sell its ownership interest in MRC, in Kaiser Eagle Mountain, LLC (“KEM”); the owner of the property at Eagle Mountain, and in Lake Tamarisk Development, LLC (“Lake Tamarisk”), the owner of property at Lake Tamarisk. Any possible sale of the Kaiser Eagle Mountain property was subject, in all instances, to the rights of the District to acquire the Landfill Project on or before October 31, 2011. For additional information on these efforts, see “Item 2. PROPERTIES—Eagle Mountain, California.” The final implementation of the cash maximization strategy has been negatively impacted by, among other things, the adverse final decision in the federal land exchange litigation which has halted MRC’s ability to continue to pursue the Landfill Project, the adverse actions of the District, MRC’s bankruptcy and unsettled economic conditions. However, the Company’s Board of Managers has determined that the proposed dissolution of the Company is currently the best opportunity to achieve possible future distributions to its members. Additionally, if the dissolution of the Company occurs, the final implementation of the cash maximization strategy could take a significant additional period of time depending upon the timing of the resolution of MRC’s bankruptcy and the sale of our remaining assets. We are continuing to evaluate all reasonable options with regard to the disposition of our remaining assets.

Proposed Dissolution of the Company. On January 15, 2013, the Company’s Board of Managers approved the dissolution and liquidation of the Company pursuant to the Plan of Dissolution and approved the New Operating Agreement for the Company, both of which remain subject to approval by the Company’s Class A members. The Board of Managers concluded that it is currently in the best interests of the Company and its members to dissolve and liquidate as the final step in implementing the Company’s previously approved cash maximization strategy. Assuming the Plan of Dissolution is approved by the Company’s members, the Company plans on selling its remaining assets, discharging or making adequate provision for all of its known and contingent liabilities and distributing the net liquidation proceeds, if any, in one or more future distributions to members. However, there could be no further distributions to members if our remaining assets are sold for substantially less than we currently anticipate and/or if liquidation expenses and actual and contingent liabilities are higher than we currently understand and estimate. Accordingly, we are not able to predict with certainty the precise nature, amount or timing of any future distributions, primarily due to our inability to accurately predict (i) the amount of our remaining liabilities, (ii) the amount that we will expend during the course of the liquidation, or (iii) the net realizable value, if any, of our remaining non-cash assets. The Board has not established a firm timetable for any interim or final distributions to the Company’s members. If the Plan of Dissolution is approved by the Company’s members, the individuals serving on the Board of Managers will resign from the Board of Managers and the Board of Managers will be eliminated and replaced with a single Liquidation Manager with the power and authority to manage the liquidation and dissolution of the Company and the winding up of its affairs. The target date to complete dissolution is June 30, 2014, but that date could be extended to December 31, 2014, or beyond at the discretion of the Liquidation Manager.

Further details of the Plan of Dissolution and the New Operating Agreement will be provided in a proxy statement that will accompany the notice of the special members’ meeting that will be called to approve the Plan of Dissolution, the New Operating Agreement and a name change for the Company. The special members’ meeting would be the commencement of the final step in the Company’s cash maximization strategy.

KAISER VENTURES LLC AND SUBSIDIARIES

MEMBERS OF THE COMPANY ARE URGED TO READ CAREFULLY AND IN THEIR ENTIRETY ALL RELEVANT MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE PROXY STATEMENT, WHEN THEY BECOME AVAILABLE, BECAUSE THESE MATERIALS WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTIONS.

If the Plan of Dissolution is approved, we intend to immediately seek relief from the SEC to modify our reporting obligations under the Securities and Exchange Act of 1934, as amended, and in particular, to seek relief from the requirement to provide quarterly Form 10-Q Reports and audited annual financial statements. We anticipate that, if granted such relief, we would be required to continue filing current reports on Form 8-K to disclose material events relating to our dissolution and liquidation, along with any other reports that the SEC might require but we would no longer be filing audited financial statements. If the SEC does not grant us the requested relief, we will be required to continue filing all of our periodic and current reports as required by the Securities Exchange Act of 1934, as amended, and to provide

KAISER VENTURES LLC AND SUBSIDIARIES

audited financial statements, both of which would reduce the amount of funds available, if any, for distribution to members because of the costs associated therewith.

As will be more fully detailed in the proxy statement that will be furnished to the Company’s Class A members prior to the members’ meeting at which the approval of the Plan of Dissolution, the New Operating Agreement and a name change will be considered, there are a number of risks associated with dissolving the Company and winding-up its business. These risks include, but are not limited to:

•

We cannot assure members of any future distributions. The dissolution and liquidation process will be under the sole control of the Liquidation Manager and is subject to numerous uncertainties which may result in no, or less than anticipated, future distributions. The amount of any future distributions is impacted by the ability and price at which we are able to sell our remaining assets, the amount necessary to resolve or make reasonable provision for all known valid current and contingent obligations and claims, and the expenses of the dissolution and liquidation process;

•

We may not be able to resolve our current and contingent obligations. As a part of the winding up process, the Company will seek to identify, pay or make reasonable provision for the payment of all known valid current and contingent obligations and claims. If the Company cannot resolve such obligations and claims, the Company could be prevented from completing the Plan of Dissolution which would negatively impact the possibility of or the amount of future distributions;

•

We will continue to incur liabilities and expenses as we pursue the liquidation and winding up of the Company and such liabilities and expenses will reduce the amount available for any possible future distribution;

•

The governance of the dissolution and liquidation of the Company will be vested exclusively in one individual, the Liquidation Manager, which will be Richard E. Stoddard, our current President, Chief Executive Officer and Chairman of the Board of Managers. There will no longer be a Board of Managers and there will be no members’ meetings. Except for the covenants of good faith and fair dealing, all fiduciary duties of the Liquidation Manager will be eliminated upon approval of the New Operating Agreement; and

•

If a member knows that the Company has failed to create adequate reserves or to otherwise make reasonable adequate provision for its valid known and contingent obligations and claims, then any distribution received by such a member is subject to being repaid for a period of three years following the date of the distribution.

MINE RECLAMATION AND EAGLE MOUNTAIN LANDFILL PROJECT

Description of the Eagle Mountain Site. Kaiser’s Eagle Mountain Site is located in the remote California desert approximately 200 miles east of Los Angeles, currently consists of approximately 10,800 acres, that contains three large open pit mines, the Eagle Mountain Townsite and a 52-mile private rail line that accesses the site. In 1988, Kaiser Eagle Mountain, Inc. (now Kaiser Eagle Mountain, LLC) leased what is now approximately 4,654 acres of the mine site and the rail line to MRC for development of a rail-haul solid-waste landfill. The lease between MRC and Kaiser Eagle Mountain, LLC, a wholly-owned subsidiary of Kaiser, as amended to date is often referred to as the (“MRC Lease”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The MRC Lease may be assumed or rejected in the MRC bankruptcy.

In 1988, in anticipation of Southern California’s need for new environmentally safe landfill capacity, MRC began the planning and permitting for a 20,000 ton per day rail-haul, non-hazardous solid waste landfill at Kaiser’s Eagle Mountain Site. The landfill project received all the major permits and approvals required for siting, constructing, and operating the landfill project in 1999. However, as discussed in

KAISER VENTURES LLC AND SUBSIDIARIES

more detail below, the Landfill Project has been embroiled in extensive administrative challenges and state and federal litigation for over 20 years, with nearly $85 million having been spent by MRC in seeking to permit and defend the Landfill Project, of which approximately $28.6 million has been spent since Kaiser became a member of MRC in 1995.

Our Ownership Interest in MRC. We initially acquired our interest in MRC in 1995, as a result of the withdrawal of MRC’s previous majority owner, a subsidiary of Browning Ferris Industries. Before and in connection with this withdrawal, Browning Ferris invested approximately $45 million in MRC. In 2000, Kaiser assigned all of the economic benefits of the MRC lease and granted an option to buy the landfill property to MRC in exchange for an increase in Kaiser’s ownership interest in MRC (the “MRC Option”). The MRC Option is currently scheduled to expire March 29, 2013, if not extended by mutual agreement. We presently own 84.247% of MRC’s Class B Units and 100% of its Class A Units. See “Item 1. BUSINESS—Mine Reclamation and Eagle Mountain Landfill Project—MRC Financing” below.

Historical Landfill Project Litigation

State Litigation. After entering into the MRC Lease in 1988, MRC undertook activities including, but not limited to, negotiation and execution of a Memorandum of Understanding and Development Agreement with the County of Riverside (the “County”), preparation of an Environmental Impact Report (“EIR”)/Environmental Impact Study (“EIS”), numerous meetings and hearings with the Riverside County Planning Commission (the “Planning Commission”) and the Board of Supervisors of Riverside County (the “Board of Supervisors”), drilling and other field analysis to support environmental permit applications, and transportation and market development activities. On June 17, 1992, the Planning Commission recommended to the Board of Supervisors against approval of the Project. In September 1992, the Board of Supervisors held a series of public hearings regarding the Landfill Project and on October 6, 1992, the Board of Supervisors voted in favor of certain land use approvals required for the Landfill Project. On November 3, 1992, the Board of Supervisors officially adopted certain resolutions and ordinances certifying the EIR and the land use approvals for the Landfill Project.

Subsequent to the certification of the EIR in December 1992, three separate legal actions were commenced challenging the adequacy of the Project’s EIR as well as the review process leading to the Board of Supervisors’ approval of the EIR pursuant to the California Environmental Quality Act (“CEQA”). The legal actions were filed by local residents (Laurence R. and Donna J. Charpied), preservation groups and interested individuals (National Parks and Conservation Association, Eagle Mountain Landfill Opposition Coalition, City of Coachella, Steve W. Clute, Daniel S. Roman, and Richard M. Marsh), and the company that desires to use the Company’s property, a portion of which is covered by the MRC Lease, for a hydro-electric pump and storage project which company is now called Eagle Crest Energy Company (“ECEC”).

In June 1994, the San Diego County Superior Court issued a tentative ruling on the challenges to the EIR for the Eagle Mountain Landfill Project. Of the more than seventy areas of concerns initially raised by the plaintiffs in the cases, the Court announced that it had eight areas of concerns in which the EIR may be deficient and require future supplemental information and corrective action. After the Court’s tentative ruling, the Court held hearings on these legal challenges. On July 26, 1994, the Court issued its decisions in the cases which were adverse to the Landfill Project.

As a result of the San Diego Superior Court’s determinations, the Court set aside and declared void the Board of Supervisors’ certification of the EIR and all County approvals of the Project rendered in connection with the certification of the EIR, suspended permitting activities related to the development of the Landfill Project and directed the preparation of a new final environmental impact statement and report in compliance with applicable law and the Court’s conclusions.

MRC initially took steps to appeal the Court’s 1994 adverse decision. However, in late 1994 the Board of Supervisors voted not to appeal the Court’s decisions. As a result, the County took the steps

KAISER VENTURES LLC AND SUBSIDIARIES

necessary to vacate the entitlements previously granted by the County to MRC in compliance with the Court’s decisions. Even though MRC initially took steps to appeal the Court’s decisions, MRC later determined that it would be in its best interest to focus its efforts on a new EIR/EIS and permitting the Landfill Project. Accordingly, MRC dropped all of its appeals.

While MRC had dropped its appeals in favor of focusing on the re-permitting, three issues were appealed by the plaintiffs. After ECEC dropped its appeal of the denial of its attorney’s fees, the remaining issues that were appealed were resolved in favor of the Company. In early 1996, the appeals court affirmed the trial court’s findings on the three issues that were favorable to the Company.

Prior to the adverse decisions of the San Diego Superior Court, MRC had received from a variety of federal, state and local regulatory agencies 17 of the 20 technical and environmental permits necessary to construct and operate the Project. In 1995, MRC re-initiated the necessary permitting process by filing its land use applications with the County and working with the County and BLM in securing the certification and approval of a new environmental impact report, or an EIR. After extensive public comment, the new EIR was released to the public in January 1997, and received final approval from the County Board of Supervisors in September 1997.

After the September 1997 approval of the new EIR for the Landfill Project by the Board of Supervisors, litigation with respect to MRC’s EIR certification resumed. In February 1998 the San Diego County Superior Court issued a final ruling with respect to this second round of EIR litigation, finding that the EIR certification did not adequately evaluate the Landfill Project’s impact on the Joshua Tree National Park and the threatened desert tortoise. KEM, MRC and the County appealed the Superior Court’s decision; opponents did not appeal.

On May 7, 1999, the Court of Appeal announced its decision to completely reverse the San Diego Superior Court’s prior adverse decision. The Court of Appeal’s decision, in effect, reinstated the EIR certification and reinstated the previous approval of the Landfill Project by the County. In June 1999, opponents to the Landfill Project requested that the California Supreme Court review and overturn the Court of Appeal’s decision. In July 1999, the California Supreme Court declined to review the Court of Appeal’s decision.

Federal Land Exchange Litigation. In October 1999, KEM completed a land exchange with the BLM. In this exchange, KEM transferred approximately 2,800 acres of KEM-owned property along its railroad right-of-way to the BLM and a nominal cash equalization payment in exchange for approximately 3,500 acres of land within the landfill project area. The land exchanged by KEM was identified as prime desert tortoise habitat and was a prerequisite to completion of the permitting of the Landfill Project. The land exchange also involved the grant of two rights-of-way by the BLM and the termination of a reversionary interest involving approximately 460 acres of the Eagle Mountain Townsite that was contained in the original grant of such property.

Following completion of the land exchange, two lawsuits were filed in the U.S. District Court for the Central District of California, Eastern Division challenging the land exchange and requesting its reversal. The plaintiffs argued that the land exchange should be reversed because the BLM failed to comply with the National Environmental Policy Act and the Federal Land Management Policy Act. Nearly three years after the final brief in the case was filed, on September 20, 2005, the U.S. District Court issued its opinion. The decision was adverse to the Landfill Project in that it “set aside” the land exchange completed between KEM and BLM as well as two BLM rights-of-way. The Company along with the U.S. Department of Interior appealed the decision to the U.S. 9th Circuit Court of Appeals. The briefing for the appeal was completed in 2007 and oral argument was heard before a three judge panel on December 6, 2007.

On November 10, 2009, a three-judge panel of the U.S. 9th Circuit Court of Appeals issued its decision in the Company’s land exchange litigation and landfill project appeal. In a 2 to 1 decision the

KAISER VENTURES LLC AND SUBSIDIARIES

majority opinion was adverse to the Landfill Project in that it upheld portions of the prior U. S. District Court decision setting aside the completed land exchange. A 50-page dissenting opinion was filed. The dissenting judge found in the Company’s favor on all issues involving the land exchange and the Landfill Project.

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

Previously Anticipated Sale of Landfill Project

In August 2000 MRC entered into an agreement to sell the Landfill Project to the District for $41 million. The agreement for the sale of the Landfill Project was modified so that the purchase price began accruing interest in May 2001. The closing date under the Landfill Project Sale Agreement had been extended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Under each of those extension agreements, the District had the right to either purchase the Landfill Project in its “as is” condition or to terminate its Landfill Project Sale Agreement with MRC. The last extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. The then Chief Engineer and General Manager of the District in October 2011 had indicated that the District was not intending to proceed with the purchase of the Landfill Project. He later communicated that the District would be purchasing the Landfill Project on October 31, 2011. The District subsequently repudiated in writing the terms of the last extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with the permitting of the landfill which would involve substantial additional financial resources and time, neither of which MRC had. Thus, MRC filed for bankruptcy protection on October 30, 2011, in federal bankruptcy court in Riverside County, California in order to preserve and protect its assets and options with respect to such assets.

Damage to Railroad

The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. The Eagle Mountain railroad is not abandoned. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. In 2005 we conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. As a result of that investigation, we estimated that the cost to repair such flood damage to be a minimum of $4.5 million for which an accrual has been made. Since the 2003 floods additional damage has been sustained by the railroad and in the fall of 2011 the Union Pacific Railroad removed the track and switching facilities at Ferrum Junction which is the location at which the Eagle Mountain railroad connects to the mainline of the Union Pacific Railroad. There have also been attempts to steal portions of the railroad for scrap value. MRC is obligated to repair and maintain the railroad under the terms of the MRC Lease. Kaiser and MRC are evaluating what actions should be taken against Union Pacific Railroad as a result of Union Pacific’s actions. At this time, the major repairs required to return the railroad to its condition prior to the flood damage will be deferred until a later date or until there is another project at Eagle Mountain that warrants such repairs.

KAISER VENTURES LLC AND SUBSIDIARIES

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. As a result of prior MRC private placements and in exchange for releasing the economic benefits of the lease with MRC and granting MRC the option to acquire the landfill project site for $1.00, we have increased our original 70% ownership interest in MRC acquired in 1995 to 84.247%. A private placement for $1,300,000 was completed during the third quarter of 2011 in which Kaiser invested $1,146,344 increasing our ownership interest to the current 84.247%. Kaiser has made the determination that it will not make additional equity investments in MRC for the purpose of pursuing a “fix” of the federal land exchange. While Kaiser will not be providing additional funding to MRC for the purpose of pursing a “fix” of the land exchange, Kaiser is in the process to providing MRC with a line of credit currently in the amount of up to $500,000 (which could be increased up to $1,000,000) in order to fund certain activities to complete the MRC bankruptcy process. Draws under the line of credit would be completely in the discretion of Kaiser and bear interest at the rate of five percent (5%) per annum. Kaiser’s loan will not be secured but will be an administrative claim against the MRC bankruptcy estate meaning that it will have priority in payment over unsecured claims in the bankruptcy. Without a sale of any assets that MRC may have, there is a substantial risk that this loan will not be fully repaid.

MRC Assets and Bankruptcy. As of the date of this Report on Form 10-K, the primary assets of MRC consist of the MRC Lease, the MRC Option and certain landfill related permits and approvals. MRC is in default of certain of its obligations under the MRC Lease such as maintaining and repairing the Eagle Mountain railroad. The MRC Option currently expires March 29, 2013.

As previously noted, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. As part of the proceedings in Bankruptcy Court, MRC will need to develop a plan of reorganization which will include decisions regarding the status of the MRC Lease, the MRC Option and the Landfill Project Sale Agreement, among other things. It is possible that the Landfill Project will continue in some form as a result of the reorganization of MRC or the sale of certain of MRC’s assets.

Write-down of Investment in Eagle Mountain Landfill Project. In accordance with the requirements of generally accepted accounting principles (“GAAP”), we wrote down the carrying cost of the investment in the Landfill Project on our financial statements effective June 30, 2010, and again effective as of March 31, 2011. For additional information, see “Part II.—Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OPERATING RESULTS—Write-Down of Investment in Eagle Mountain Landfill.” With the write downs in 2010 and in 2011, the total investment associated with the Landfill Project has been written down to $13,843,000. As future events unfold with regard to MRC, the Company will continue to evaluate if further write-downs may be necessary or appropriate.

Eagle Crest Energy Company. ECEC, one of the original opponents to the landfill project, is pursuing a license from the Federal Energy Regulatory Commission, referred to as FERC, for a proposed 1,300 mega-watt hydroelectric pumped storage project and ancillary facilities. The proposed ECEC project would utilize two of the mining pits and other property at the Eagle Mountain Site, that we own. The proposed lower reservoir for ECEC’s proposed project is located on land currently leased to MRC and is the subject of the MRC Option Agreement. We continue to believe that any landfill project and the resumption of large-scale mining would be adversely impacted by the ECEC project. ECEC has been pursuing this project off and on for over 20 years. The Company has not agreed to sell or lease this property to ECEC and we, along with others, object to the ECEC project. ECEC has filed for a necessary water quality certification from the State of California. In connection with ECEC seeking such water

KAISER VENTURES LLC AND SUBSIDIARIES

quality certification, a draft environmental impact report was released in July 2010 and a draft final environmental impact report was released in January 2013. ECEC also filed its final license application with FERC in 2009. In December 2010 a draft environmental impact statement was released by FERC evaluating the environmental impacts and the economics of the proposed project. Additionally, the draft environmental impact statement contained the recommendation of FERC’s staff that the project be licensed by FERC. A final environmental impact statement was released by FERC on January 30, 2012.

If the project receives its water quality certification, it is likely that the grant of such certification will result in litigation. We understand that any grant of a water quality certification for ECEC’s project may occur in March or April 2013. Similarly, if the project is licensed by FERC, it is likely that litigation will be commenced over the issuance of the license. If the project is licensed by FERC it is likely that additional and separate litigation will be initiated by the Company over whether ECEC actually has the authority to take our property by eminent domain given the unique nature of ECEC’s project being located in the desert without any existing water way. Even if it is ultimately determined that ECEC would have the right to eminent domain under applicable law, there will be litigation to determine the amount of damages payable to us and others as a result of ECEC’s actions for its private benefit. There may also be adversarial proceedings involving ECEC in MRC’s bankruptcy. ECEC has already filed a suit seeking a request for a declaratory judgment in MRC’s bankruptcy seeking a determination that MRC’s bankruptcy will not prevent ECEC from exercising any eminent domain authority it may have if it received a license from FERC. ECEC’s lawsuit was dismissed by the Bankruptcy Court, without prejudice.

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

Risk Factors

As discussed in this Annual Report on Form 10-K, there are numerous risks associated with MRC and the Landfill Project. The Landfill Project has been the subject of extensive litigation. MRC was ultimately successful in the state litigation in defending the Land Project, its permits and state and local approvals. However, the federal litigation challenging a completed federal land exchange was ultimately resolved adverse to the Landfill Project with the U.S. Supreme Court’s denial in March 2011 of our petition to review the adverse U.S. 9th Circuit Court of Appeals decision. With the adverse federal litigation involving the completed land exchange with the BLM concluded, the bankruptcy of MRC and the adverse actions of the District, the Company has determined that it would not invest further in MRC to pursue a “fix” of the land exchange. While the Company has determined that it will not invest further money in MRC to “fix” the land exchange for purposes of a landfill other third parties could fund or acquire the right to pursue the Landfill Project.

In addition, there are risks of the loss of certain critical Landfill Project permits due to the passage of time. The landfill project is also subject to being impacted by natural disasters like the floods that caused significant damage to the rail line in 2003. Certain risks may be uninsurable or are not insurable on terms which we believe are economical.

The ECEC pumped storage project is also a risk to MRC and the Landfill Project (as well as to other projects at the Eagle Mountain Site) and significant expenditures are anticipated to be incurred in opposition to this potential project.

As discussed above, MRC will need additional funding. There is no assurance that MRC will be funded in the future although we are providing MRC a line of credit of up to $500,000 (which could be

KAISER VENTURES LLC AND SUBSIDIARIES

increased to $1 million) to complete its bankruptcy but funding of any draw requests is at the complete discretion of the Company

WEST VALLEY MATERIALS RECOVERY FACILITY AND TRANSFER STATION

Background

West Valley MRF, LLC, referred to as “West Valley,” was formed in June 1997 by Kaiser Recycling, Inc. (now Kaiser Recycling, LLC), a wholly-owned subsidiary of Kaiser, and West Valley Recycling & Transfer, Inc., a wholly-owned subsidiary of Burrtec Waste Industries, Inc. This entity was formed to construct and operate a materials recovery facility referred to as the West Valley MRF located on property that was a part of the former KSC steel mill site. In 2012, the West Valley MRF distributed a total of $750,000 in cash to Kaiser prior to the sale of Kaiser’s indirect ownership interest in the WVMRF in April 2012 which is discussed immediately below.

Sale of Ownership Interest. On April 2, 2012, Kaiser LLC, Kaiser Recycling, Burrtec Waste Industries (“Burrtec”) and West Valley Recycling & Transfer, Inc. (“Buyer”), a wholly owned subsidiary of Burrtec, entered into that certain Purchase Agreement (the “Purchase Agreement”) whereby Kaiser Recycling sold its ownership interest in WVMRF, LLC to Buyer. The sale transaction closed on the same day as the Purchase Agreement was entered into by the parties to the agreement. Kaiser Recycling sold its ownership interest in WVMRF, LLC for a gross cash sales price of approximately $25,769,000. The Company recorded a gain of $20,588,000 in the second quarter of 2012. The Company’s guaranty of the outstanding California Pollution Control Finance Authority bonds used to finance many of the improvements at West Valley MRF was terminated. However, existing environmental obligations and agreements of the Company and Kaiser Recycling benefiting WVMRF, LLC, Buyer and Union Bank remain in place and an escrow of $363,000 was established as a part of the sale transaction to provide certain financial assurances that we estimate will be sufficient to cover any future environmental obligations, particularly with respect to the Tar Pits Parcel located next to the WVMRF. This amount was charged against the Company’s environmental reserve which provided for such specific environmental expenses. Subsequently, an insurance policy covering certain possible contingent environmental and other related events that could arise and impact the WVMRF, LLC and others was purchased by Kaiser Recycling during the second quarter to cover certain of these exposures. The policy premium of $113,621 was paid from the escrow account. (See also, “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION—Section 2: Liquidity and Capital Resources—Environmental Remediation.”)

Miscellaneous Business

The Company is occasionally able to generate miscellaneous income from time to time from various activities. Such activities have historically included leasing our fee owned land at Eagle Mountain for films, commercials and military and law enforcement training and the sale of rock and other materials. There were material rock sales to third parties from Eagle Mountain during 2012.

OTHER KAISER ASSETS

For a discussion of our other assets such as the Eagle Mountain Townsite, the substantial iron ore, rock, and other resources at the Eagle Mountain Site, and the Lake Tamarisk property, please see “Item 2. PROPERTIES.”

HISTORICAL OPERATIONS AND COMPLETED TRANSACTIONS

The following information is provided as historical background and to put into context our current activities including the Company’s anticipated dissolution to implement the cash maximization strategy.

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

Mill Site Property

Background. From 1942 through 1983, KSC operated a steel mill in Southern California near the junction of the Interstate 10 and Interstate 15 freeways and approximately three miles to the northeast of Ontario International Airport. The original Mill Site Property owned by Kaiser after it emerged from the KSC bankruptcy consisted of approximately 1,200 acres and portions of the property required substantial environmental remediation. Except for the approximate five acre Tar Pits Parcel, we no longer own any portion of the Mill Site Property. The disposition of the Mill Site Property by us over the years is described below.

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

CCG Ontario, LLC (CCG). In August 2000, we sold approximately 588 acres of our remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Included in the land sold to CCG were ancillary items such as the sewer treatment plant and the water rights associated with the property. As part of the transaction, CCG obtained environmental insurance coverage and other financial assurance mechanisms related to the known and unknown

KAISER VENTURES LLC AND SUBSIDIARIES

environmental obligations and risks associated with the transferred property as well as other environmental obligations subject to limited exceptions. In addition, before this sale transaction, we were party to a consent order with the California Department of Toxic Substances Control, referred to as the DTSC, which was essentially an agreement to investigate and remediate property. As part of the sale transaction, this consent order and our financial assurances to the DTSC were terminated, and CCG entered into a new consent order with the DTSC and provided the necessary financial assurances. CCG is a subsidiary of Catellus Corporation which in turn is owned by ProLogis. ProLogis is considered one of the world’s largest developers of commercial warehouse space. For additional information, see “Part I, Item 1. BUSINESS—Historical Operations and Completed Transactions—Environmental Matters” below.

Rancho Cucamonga Parcel. In October 2000, the Company completed the sale of approximately 37 acres of the Mill Site Property, known as the Rancho Cucamonga parcel, to The California Speedway Corporation. The gross cash sale price was approximately $3.8 million.

West Valley MRF Property. At the time of the formation of West Valley in 1997, Kaiser Inc. contributed 23 acres of the former Mill Site Property, on which a 62,000 square foot building, sorting equipment and related facilities were constructed during Phase 1 of the West Valley MRF development. Under the terms of our agreements with West Valley, we contributed additional land approximating 7 acres after that land’s environmental remediation in 2000. We are also obligated to contribute the Tar Pits Parcel to West Valley MRF at its option, upon the environmental remediation of the Tar Pits Parcel in a manner suitable for use by West Valley MRF. The ownership interest in WVMRF, LLC was sold in the second quarter of 2012.

The Tar Pits Parcel is the only acreage that we continue to indirectly own at the former Mill Site Property. However, effective April 2, 2012, WVMRF, LLC leased material portions for the Tar Pits Parcel from Kaiser Recycling, LLC, the subsidiary of Kaiser that owns the Tar Pits Parcel. The lease is for 50 years with the right to extend the lease for 50 years in exchange for: (i) payment of all the property taxes for the Tar Pits Parcel; (ii) insuring the Tar Pits Parcel and naming Kaiser Recycling LLC as an additional insured for general liability purposes; and (iii) performing various maintenance and security obligations on the property being leased.

Environmental Matters

The operation of a steel mill by the Company’s predecessor, KSC, resulted in known contamination of limited portions of the Mill Site Property. As discussed above, the Company’s consent order with the DTSC was terminated in connection with the sale of approximately 588 acres of the remaining Mill Site Property to CCG for $16 million in cash plus the assumption of virtually all known and unknown environmental obligations and risks associated with the property as well as certain other environmental obligations. Concurrently with that termination, CCG entered into a new consent order with the DTSC, in which CCG assumed responsibility for all future investigation and remediation of the Mill Site Property it purchased, as well as various other items covered under its CCG consent order. In addition, CCG assumed and agreed to indemnify the Company against various contractual environmental indemnification and operations and maintenance (“O&M”) obligations the Company has with purchasers of other portions of the Mill Site Property. In addition, CCG is obligated to remediate the Tar Pits Parcel pursuant to a solidification and capping strategy. Except for continuing inspection and maintenance obligations, and the continuing groundwater investigation, the remediation of the Tar Pits Parcel has been completed.

CCG has completed most of the required environmental investigations and remedial actions at the Mill Site Property. The remaining material items associated with the investigation and remediation of the Mill Site Property include continued implementation of a groundwater investigation program, and continuing O&M. The O&M obligations could continue for at least thirty years. In the second quarter of 2012 the DTSC provided CCG a letter confirming that CCG has satisfied the consent order for the Mill

KAISER VENTURES LLC AND SUBSIDIARIES

Site property except for the continued implementation of the groundwater investigation program and continuing O&M. CCG is obligated to pay for the costs associated with any future O&M activities. In connection with the groundwater investigation in January 2013 the DTSC communicated to ProLogis that it believed that there were releases to groundwater of hazardous substances from several areas of the Mill Site Property, including the Tar Pits Parcel. However, it appears that the matters of concern are below maximum contamination levels. Since CCG is primarily responsible for groundwater at the former Mill Site Property it is addressing the DTSC’s concerns. If this should give rise to a claim, our current insurance should cover such claim.

Many of the environmental obligations assumed by CCG were originally backed, in whole or in part, by various financial assurance mechanisms or products. With the completion of much of the required investigation and remediation work at the Mill Site Property, several of the original financial assurances are no longer necessary or have been reduced. However, for example, a real estate environmental liability insurance policy with a policy limit of $50 million on which we are a named insured remains permanently in place for the Mill Site Property. This insurance policy is in addition to the $50 million insurance policy that expires on June 30, 2013, that is discussed below. All remaining financial assurance mechanisms or products are subject to their terms. In addition, there are certain exceptions to CCG’s assumption of the Company’s prior environmental obligations.

We have established reserves to address potential future environmental liabilities and obligations. These potential environmental liabilities include, among other things, environmental obligations at the Mill Site Property that were not assumed by CCG, such as any potential third party damages from the identified groundwater plume of total dissolved solids and organic carbon, environmental remediation work at the Eagle Mountain Site, and third-party bodily injury and property damage claims, including asbestos claims not covered by insurance and/or paid by the KSC bankruptcy estate. In 2004, this reserve was again reduced to approximately $2.4 million to reflect settlement of a third party claim related to the groundwater plume discussed above. This reserve was further reduced in 2005 as a result of reclassifying $500,000 to the Eagle Mountain Townsite Cleanup Reserve. This environmental reserve was increased by $1.2 million as of December 31, 2005, for Eagle Mountain Townsite environmental related matters. The reserve is reduced from time to time as a result of remediation and related actives that take place at Eagle Mountain and as a result of work conducted in association with the former Kaiser Mill Property. As of December 31, 2012, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG, in its purchase of the Mill Site Property in August 2000, would be approximately $2.3 million for which a reserve has been established. We periodically review the adequacy of our environmental reserve and will be doing so in connection with the anticipated dissolution of the Company. As a result of these reviews, there may be adjustments in the environmental reserve during the projected dissolution of the Company.

In keeping with our goal to minimize our potential liabilities, including the potential liabilities outlined above, we purchased effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company for claims made during the term of such policy. Such policy is in addition to the insurance policy that covers the Mill Site Property as discussed above. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II, Item 7, of this Annual Report on Form 10-K. Since this “claims made” policy terminates on June 30, 2013, the Company may not have insurance coverage for certain previously covered environmental and other claims made after the expiration of the policy term on June 30, 2013.

The Company is involved, from time-to-time, in legal proceedings concerning environmental matters. See “Part I, Item 3. LEGAL PROCEEDINGS.”

Tar Pits Parcel

Currently, the only remaining property owned at the Mill Site Property is an approximate 5 acre parcel known as the Tar Pits Parcel which is owned by Kaiser Recycling, LLC, a wholly-owned subsidiary of Kaiser. Under the agreement with the West Valley MRF, Kaiser Recycling is obligated to

KAISER VENTURES LLC AND SUBSIDIARIES

contribute the Tar Pits Parcel to the West Valley MRF, at its option, upon the environmental remediation of the property. Except for ongoing inspection and monitoring activities, as well as the groundwater investigation that covers the Mill Site Property, including the Tar Pits Parcel all material remediation of the Tar Pits Parcel was completed in 2002 at CCG’s, expense. CCG is responsible for this property’s environmental remediation pursuant to the terms of the purchase agreement entered into between CCG and Kaiser in August 2000 relating to Kaiser’s sale of approximately 588 acres of the Mill Site Property and for the ongoing inspection and maintenance of the Tar Pits Parcel’s environmental remediation measures. As discussed in more detail above under “Item 1. BUSINESS - Historical Operations and Completed Transactions—West Valley MRF Property,” effective April 2, 2012, WVMRF, LLC leased material portions for the Tar Pits Parcel from Kaiser Recycling. The lease is for 50 years with the right to extend the lease for 50 years. See “Part I, Item 1. BUSINESS—Historical Operations and Completed Transactions—Environmental Matter.

Employees

As of March 1, 2013, Kaiser LLC had no employees. However, Kaiser LLC leases employees through Business Staffing, Inc., which was a subsidiary of Kaiser LLC until the close of business December 31, 2010, and reimburses Business Staffing for the actual costs associated with 5 full-time (3 at Ontario, California and 2 at Eagle Mountain, California) and 3 permanent part-time employees (1 at Eagle Mountain and 2 in Ontario, California). However, if the Plan of Dissolution is approved by the Company’s Class A members, it is anticipated that the number of permanent part-time employees will be reduced by two in Ontario, California, but such individuals will likely continue on a part-time consulting basis for the Company.

Item 1A.	RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. However, we do discuss many of the risk factors that may impact the Company, its remaining projects and opportunities, and the anticipated dissolution and liquidation of the Company throughout this Annual Report on Form 10-K. In addition, please see the discussion under “Forward Looking Statements” on page 1 of this Report on Form 10-K.

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

The Eagle Mountain open-pit iron ore mine was operated by KSC on a full-time basis from approximately 1948 to 1983. However, even though iron ore mining was curtailed by 1983, the mine has remained active and has continued to ship rock, rock products, iron ore pellets, etc. as market conditions allow. Substantial shipments of rock products were made from KEM’s fee owned land at the Eagle Mountain Site in 2012.

The heavy duty maintenance shops and electrical power distribution system have been kept substantially intact since the 1982 shutdown of large-scale iron ore mining. Electrical power is provided to the Eagle Mountain Site by Southern California Edison. We also own several buildings, a water distribution system, a sewage treatment facility, and related infrastructure. However, virtually all of the equipment and all of the mining and processing facilities for large-scale iron ore mining are no longer in existence. There would be substantial costs associated with the improvement of the infrastructure and to build the facilities necessary to resume the previously suspended large-scale mining operation. The Eagle Mountain Townsite includes more than 300 mostly unoccupied single family homes, approximately 100 of which were partially renovated in the 1990s. Due to the passage of time and the impacts of weather, a number of the remaining buildings and houses at the Eagle Mountain Townsite are deteriorating at a faster rate than anticipated and may not be salvageable. Accordingly, we may need to demolish or rehabilitate a number of structures over the next several years. We currently have reserves recorded as of December 31, 2012, totaling $3.3 million ($1.0 for asbestos containing products abatement and $2.3 million for demolition) for such purposes.

Until December 31, 2003, a private prison was operated at the Eagle Mountain Townsite. With the closure of the private prison we implemented a plan in 2004 to reduce our activities at the Eagle Mountain Townsite. We are continuing to seek appropriate tenants for a lease of all or portions of the Eagle Mountain Townsite but have been unsuccessful to date in finding long-term permanent tenants. The completed adverse federal land exchange litigation has and may further hinder these efforts.

Other than possible future environmental remediation associated with asbestos containing products in certain structures for which a reserve has been recorded, we are not aware of any material environmental remediation required at the Eagle Mountain Townsite that could require us to expend substantial funds or that could lead to material liability. However, under the terms of an approved mine reclamation plan for a portion of the Eagle Mountain mine site there are ongoing reclamation activities for which the Company has also recorded a reserve for the current estimated cost of such activities and has posted appropriate financial assurances.

We own four deep water wells, two of which are operational, and two booster pump stations that serve the Eagle Mountain Site.

KAISER VENTURES LLC AND SUBSIDIARIES

VICINITY MAP FOR THE EAGLE MOUNTAIN SITE

SAN BERNARDINO COUNTY
RIVERSIDE COUNTY
EAGLE MOUNTAIN MINE PROPERTY
Eagle Mountain Townsite
Kaiser Road
Lake Tamarisk
Desert Center
Eagle Mountain Road
To Palm Springs
Chiriaco Summit
Union Pacific Railroad
Eagle Mountain Railroad
Ferrum Junction
RIVERSIDE COUNTY
IMPERIAL COUNTY
Riverside

LEGEND

EAGLE MOUNTAIN MINE PROPERTY

0 10

SCALE IN MILES

San Francisco
Santa Barbara
Los Angeles
San Diego
AREA OF DETAIL

Geosyntec consultants

REGIONAL VICINITY MAP – EAGLE MOUNTAIN MINE PROPERTY
RIVERSIDE COUNTY, CALIFORNIA

DATE:	March, 2011	FILE NO.	1224F002
PROJECT NO.	HL1224-2	FIGURE NO.	1

KAISER VENTURES LLC AND SUBSIDIARIES

Land Ownership. In and around the Eagle Mountain Site, with the completed federal land exchange, the Company currently has various possessory federal mining claims of approximately 1,472 acres and holds approximately 8,644 acres in fee simple (which includes the approximate 1,300 acre Eagle Mountain Townsite). Approximately 4,654 acres of this property would be sold as a part of sale of the Landfill Project, assuming such sale is ever completed. See “Part I, Item 1. BUSINESS—Mine Reclamation and Eagle Mountain Landfill Project.” However, if the completed adverse federal land exchange is ultimately unwound it will impact the amount and nature of our land holdings. In such instance we would be placed back to the same position as prior to the land exchange, we would own or control in and around Eagle Mountain approximately 1,800 acres in fee and 9,550 acres in various possessory federal mining claims. In addition, the reversal of the land exchange would reinstate a reversionary interest contained in the original grant of approximately 460 acres of the Eagle Mountain Townsite. The reversionary interest means that this land could be returned to the federal government in very limited circumstances.

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

In general, the Eagle Mountain iron ore deposits are in contact with metamorphized sedimentary rocks that show much folding, faulting, uplift and repeated injections of magnetic and hydrothermal fluids. The iron ore is not continuous and occurs in many narrow to wide segregations separated by various amounts of waste rock. Magnetite plus pyrite comprised the primary iron mineralization, which was subsequently oxidized into hematite and goethite in the higher elevation zones of the deposit.

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

Over the last several years the price of iron ore dramatically increased on the world market. However, as a commodity, the price of iron ore is volatile. In 2010 the spot price for iron ore (at 62.5% Fe content) reached over $185.00 per metric ton and then dropped to below $90.00 per ton in early September 2012. The price of iron ore rebounded from its September 2012 low to over $150 per metric ton in January 2013. In contrast, in 1982, the average price for iron ore was less than $15.00 per metric ton. As a result of the current price for iron ore (approximately $150 per metric ton as of the date of the filing of this Report) and the estimated amount of iron ore at the Eagle Mountain Site, a number of parties have expressed interest in pursuing the iron ore and other mineral resources at Eagle Mountain. We continue to work with a third-party to assist us in the evaluation of the Eagle Mountain iron ore opportunity and in seeking third-parties that would be interested in potentially acquiring these iron ore and other mineral resources. In October 2011, we entered into an option and purchase agreement which involved the sale of the Company’s subsidiaries that control the Eagle Mountain opportunity. However, as a direct result of the actions of the District and the bankruptcy filing by MRC, the option holder did not exercise its option. The Company and MRC continue to actively market the property and reserves to potential interested parties and explore various possible transactions. For additional information, see “ITEM 1: BUSINESS-Summary of Business-Cash Maximization Strategy.”

KAISER VENTURES LLC AND SUBSIDIARIES

Through KSC’s prior drilling program and mining activities, KSC’s Mining Engineering Department estimated as of January 1983, that there were approximately 335 million tons1,2 of measured and indicated iron ore at Eagle Mountain as summarized in the table below.

ESTIMATED EAGLE MOUNTAIN GEOLOGIC ORE RESERVES

(AS OF JANUARY 1, 1983)

			MILLION UNITES
RESOURCES	SHORT TONS	PERCENT FE	TOTAL FE UNITES	RECOVERABLE FE UNITS*
East Pit	28,431,454	39.7	1,128.7	756.2
East Pit - West Extension	7,177,775	46.7	335.2	224.6
Central - TV Hill	48,061,239	37.3	1,792.7	1,201.1
Central - Main	42,265,029	37.3	1,576.5	1,056.2
Central - West	22,231,617	38.3	851.5	570.5
Black Eagle - North	49,785,843	39.6	1,971.5	1,320.9
Black Eagle - South	11,236,800	40.2	451.7	302.7
Black Eagle - West Extension	1,597,826	38.6	61.7	41.3
Desert Eagle[2]	28,044,000	48.5	1,360.1	911.3
SUB TOTAL	238,831,583	39.9	9,529.6	6,384.8

INDICATED
East Pit	10,639,420	42.4	451.1	302.2
East Pit - West Extension	5,503,346	44.3	243.8	163.3
Central - TV Hill	15,364,944	37.4	574.6	385.0
Central - Main	6,361,767	40.2	255.7	171.3
Central - West	8,536,628	38.5	328.7	220.2
Black Eagle - North	19,401,207	37.8	733.4	491.4
Black Eagle - South	5,058,600	34.7	175.5	117.6
Black Eagle - West Extension	1,009,008	38.2	38.5	25.8
Desert Eagle[2]	24,826,000	41.1	1,020.3	683.6
SUB TOTAL	96,700,920	39.5	3,821.6	2,560.4
TOTAL	335,532,503	39.8	13,351.2	8,945.2

*	An Fe unit recovery of 67 percent was used based on past mine plant performance and metallurgical tests on drill core.

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

In addition to the in-ground iron ore, there is an estimated 44 million cubic yards of coarse tailings and an estimated 14 million cubic yards of fine tailing resulting from prior iron ore processing activities from which iron can likely be extracted. Iron, precious metals such as gold and other minerals may exist

[1]	Included in this estimate and in the summary table is an estimate related to 466.66 acres of mineral interest owned by the State of California through the California State Lands Commission in the East Pit. In the past, KSC had a mineral lease with the State of California for such mineral interest pursuant to which KSC paid a royalty to the State of California.
[2]	Kaiser Eagle Mountain, LLC only owns a 50% interest in the Desert Eagle Mountain property.

KAISER VENTURES LLC AND SUBSIDIARIES

in sufficient quantity to justify a reprocessing of such tailings given the current recovery technology that is available and the current market price of iron, gold and other minerals.

The actual total amount, type, quality and recoverability of the iron ore cannot be ultimately determined without further extensive exploration, measurement and testing. Additionally, not all of iron ore resources may be economically recoverable. Economically recoverable ore depends upon a number of factors, including, but not limited to, the market price for iron ore, the cost to mine, process, and ship the iron ore, the cost of the infrastructure improvements necessary to support the mining, processing and shipping operations, as well as, those necessary to transport the ore, the location, nature of and iron content of the iron ore, operational constraints, the cost of any financing, etc. In addition, certain permits and consents will likely be required prior to the resumption of large-scale iron ore mining. However, we believe that we have a vested mining permit for rock, iron ore, and for other minerals located at the Eagle Mountain Site and have been shipping rock, rock products and iron ore products pursuant to such vested mining permit.

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

KAISER VENTURES LLC AND SUBSIDIARIES

Even though iron ore mining was curtailed as of 1983, the Eagle Mountain mine has remained active. We have shipped rock, rock products and stock pile iron ore products over the years. Substantial shipments of rock and rock products were made in 2012, and we are exploring opportunities to secure future rock sales and shipments. Although the quality of the stockpiled rock is generally very high, the significant current cost of shipping the rock by truck outside the immediate area around Eagle Mountain has prevented the Company from capitalizing on this significant asset.

Other Mineral Resources. Previous tests conducted on the coarse and fine tailings piles have indicated that gold and other minerals are present within such materials. However, there has not been sufficient systematic testing of these tailings to determine if there are sufficient quantities of gold or other minerals for such minerals to be economically recoverable.

Water Resources

Eagle Mountain is located in the Chuckwalla Groundwater Basin, which is an unadjudicated groundwater basin. During its peak operation, Eagle Mountain used up to approximately 7,500 acre feet annually to support mining operations and the Eagle Mountain townsite. Depending upon the amount of groundwater used by others, additional water may be available beyond that which was historically pumped.

Railroad

To transport ore from the Eagle Mountain mine to the mill site (see below), KSC constructed a 52-mile heavy duty rail line connecting the mine to the main Southern Pacific rail line at Ferrum, California. While we own in fee approximately 10% of the 52-mile railroad right-of-way the major portion of the railroad right-of-way consists of various private easements and an operating right-of-way from the BLM. The railroad is included in the lease to MRC. The railroad is not abandoned. As noted above, portions of the railroad suffered significant flood damage in 2003 and there has been other damage to the railroad since such date. Additionally, the Union Pacific Railroad removed the track and switch at Ferrum Junction in 2011. In addition to repairing flood damage and replacing Ferrum Junction, significant maintenance and possible upgrades will be required for the rail line to become fully operational. Even with the adverse federal litigation, right-of-way granted under the original federal right-of-way issued under the Private Law 790 would remain in place. In addition, if the land exchange is ultimately fully reversed, Kaiser would reacquire approximately 2,800 acres of potentially valuable desert tortoise habitat along or near the railroad that had been conveyed to the BLM as a part of the October 1999 land exchange. For additional information, see “Part I, Item 1. BUSINESS—Mine Reclamation and Eagle Mountain Landfill Project and Pending Sale—Damage to Railroad.”

KAISER VENTURES LLC AND SUBSIDIARIES

Fontana, California

With exception of the approximate 5 acre Tar Pits Parcel, which is owned by Kaiser Recycling, LLC, a wholly-owned subsidiary of the Company, we no longer own any property at the former Mill Site Property. With the exception of ongoing maintenance and inspection obligations, and the ongoing groundwater investigation of the Mill Site Property, including the Tar Pits Parcel, the environmental remediation of this parcel has been completed. See “Part 1, Item 1. BUSINESS—Historical Operations and Completed Transactions—Mill Site Property.”

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

In the normal course of our business we are involved in various claims and legal proceedings. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized below. However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which we are or may become a party. Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). This case is tentatively settled with the full amount of the settlement to be paid by one of the Company’s insurance carriers. By way of background, the allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and that such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff sought damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington and another adjoining land owner indicated that they might intervene as plaintiffs in the case since a portion of the buried debris appear to extend onto property owned by the city and by the other adjoining property owner. While the City of Vancouver did not formally intervene in the matter, a settlement with the City of Vancouver was reached in 2011. The Company’s portion of such settlement was paid by one of the Company’s insurance carriers. The other property owner has yet to actively pursue any claim it may have. The settlement of this case is subject to final documentation and approval by the United States Department of Justice.

Portland Harbor Superfund Site. In late March 2009 KSC Recovery, Inc., the bankruptcy estate of the former KSC, and the Company were notified that they each may be a potential responsible party in

KAISER VENTURES LLC AND SUBSIDIARIES

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

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 7 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, approximately half of the current claims relate to other facilities such as the former Kaiser Steel Mill Site Property.

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

Of the claims resolved to date, more than approximately 60% have been resolved without payment to the plaintiffs. However, there was one significant asbestos claim that was settled in 2012 for nearly $1.0 million. To date, substantially all defense costs and any settlements have been paid by third-parties. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers. However, one of the Company’s main insurance policies that covers asbestos claims expires on June 30, 2013.

Mine Reclamation Bankruptcy. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. On March 30, 2012, the District filed a proof of claim in MRC’s bankruptcy case. While the amount of the District’s claim is not certain from its proof of claim, it asserts that the claim could amount to or exceed “hundreds of millions of dollars.” The District further claims that it will seek recovery of its damages from Kaiser LLC independently of the bankruptcy proceeding. However, no legal proceeding against Kaiser LLC has been commenced as of the date of the filing of this Annual Report on Form 10-K. The Company and MRC will vigorously defend the allegations asserted by the District, including asserting claims against the District and others as may be appropriate. MRC

KAISER VENTURES LLC AND SUBSIDIARIES

believes that any option the District may have had to acquire the Landfill Project no longer exists. It is likely that there will be adversarial claim proceedings and litigation in the Bankruptcy Court

Claims Against the KSC Bankruptcy Estate. The bankruptcy estate of KSC was officially closed by order of U.S. Bankruptcy Court for the District of Colorado on October 2, 1996. However, the bankruptcy case was reopened in 1999 in connection with certain litigation matters. Since that time, the bankruptcy case was again closed, however, the administration of KSC’s bankrupt estate will continue for several more years.

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. For example, as discussed above in “Portland Harbor Superfund Site” KSC Recovery, Inc. the KSC bankruptcy estate, was notified in late March 2009 that it was identified as a potentially responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site. Another example is that there is the possibility of a groundwater contamination claim at the Mill Site Property. Since CCG is primarily responsible for groundwater at the former Mill Site Property it is addressing the DTSC’s concerns. In the event of any claim against Kaiser LLC or KSC Recovery for this matter such claim should be covered by currently existing insurance. See “Item 1. BUSINESS—Historical Operations and Completed Transactions—Environmental Matters.”

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 5.	MARKET FOR THE COMPANY’S EQUITY, RELATED OWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Kaiser Inc.’s common stock was traded on the NASDAQ Stock Marketsm under the symbol “KSRI” until November 30, 2001. In connection with the conversion of Kaiser Inc. to a limited liability company each Kaiser Inc. stockholder of record as of December 5, 2001, received $10.00 in cash plus one (1) Class A Unit in Kaiser LLC for each share of stock. The Class A Units are subject to significant trading restrictions and are not listed for trading on any securities exchange. As a result, Kaiser Inc.’s common stock ceased being publicly traded on November 30, 2001. In connection with the merger, the Class A Units were independently appraised and determined to have a value of $1.50 as of November 30, 2001. Prior to the distribution of $10.00 in cash per share and the Class A Units Kaiser distributed $2.00 cash per share to stockholders of record as of December 13, 2000. In May 2012, an additional $1.50 per unit distribution was made to the Company’s Class A Unitholders.

The Class A Units are subject to substantial transfer restrictions and, therefore, the Class A Units are not traded on an established securities market and are not tradable on a secondary market or the substantial equivalent thereof. However, we are aware that there have been a very limited number of private purchase and sale transactions since November 30, 2001. In the third quarter of 2008 a third-party commenced a tender offer to purchase up to 1,400,000 of our Class A Units at a price of $.50 per unit less a pro-rata share of transfer costs. This third party ultimately terminated its tender offer without the purchase of any units. In response to such third party tender offer, we conducted a self-tender offer for a portion of our Class A Units. As a result of the tender offer conducted by us that closed on December 1, 2008, we purchased 841,544 of our Class A Units at a price of $.90 per unit. We also paid all related transfer costs for the units purchased by the Company. In 2009 there were a limited number of units purchased at prices ranging from $.65 per unit to $.90 per unit. However, with the November 2009 adverse decision of the U.S. 9th Circuit Court of Appeals involving the Landfill Project, the last price of which we are aware for the actual purchase of units by a third party in 2010 was at $.35 per unit with the exception of two small transfers to related or affiliated parties at $1.50 per unit. In 2011 there were again limited third-party transactions at prices ranging from $.25 to $.35 per unit. In 2012 only three third-party private sales occurred with one of those transactions taking place because of the termination of the fund that owned the Company’s Class A Units. The reported sales price for two of the transactions was at $.25 per unit with the reported sales price of the third transaction being $.75 per unit.

Since the Class A Units are not publicly traded and there is no secondary market for the units, there is no performance graph.

As of March 1, 2013, there were 3,256 holders of record of our Class A Units which includes holders of Kaiser Inc. stock that have yet to convert their shares to Class A Units as a result of the merger.

As of March 1, 2013, KSC Recovery held 104,267 Class A Units that are outstanding but reserved for distribution to the former general unsecured creditors of KSC pursuant to the KSC Plan. In addition there are 113,250 Class A Units deemed outstanding that are reserved for those investors that have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger.

We currently have no immediate plans to make distributions but anticipate making distributions once we have completed the evaluation of our existing projects and opportunities and have received our share of the proceeds from any successful sale of such projects and opportunities.

During 2011 and 2012, the Company purchased 2,176 Class A Units and 1,100 Class A Units respectively.

KAISER VENTURES LLC AND SUBSIDIARIES

Equity Compensation Plan Information

As required by Item 201(d) of Regulation S-K, the following table provides certain information as of December 31, 2012, with respect to our equity compensation plans under which equity securities of the Company are authorized for issuance. All previously outstanding unexercised options expired as of December 31, 2008. Thus, we no long have any outstanding options

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

[1]

This is average historical total amount of the annual grants made under equity compensation programs. However, as discussed in more detail in this footnote, the annual equity grants have terminated or will be terminated with the approval of the Plan of Dissolution by the Company’s Class A members. Each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants. Accordingly, in a typical year, a total of 20,000 Class A Units are issued each year collectively to the members of the Board of Managers. However, assuming the Plan of Dissolution will be approved by the Company’s Class A members, the last equity grant to the non-management members of the Board of Managers was made effective January 15, 2013-the date of the first Board of Managers meeting in the calendar year. Also reflected in the foregoing table for 2012 is that each executive officer under the terms of his employment agreement that was in effect in 2012 was to be issued 25,000 Class A Units as of January 15 of each year, provided he was still employed by the Company as of the preceding December 31. However, the annual unit issuance to each executive officer for the year 2012 was accelerated by fifteen days from January 15, 2013, to December 31, 2012. Under the terms of the executive officers current Transition Employment Agreements that were effective January 1, 2013, the annual equity grant to the executive officers was terminated beginning with calendar year 2013. In addition to the former annual equity grant of Class A Units to executive officers Class A Units may be issued to executive officers under the terms of the Executive Officer New Revenue Incentive Participation Plan. In February 2012 each executive officer was issued 8,898 Class A Units as a bonus for calendar year 2011 under the terms of the Executive Officer New Revenue Incentive Participation Plan. All units that were issued immediately vested. The bonus due for calendar year 2012 under the Executive Officer new Revenue Incentive Plan was calculated and paid all cash in February 2013. The Executive Officer New Revenue Incentive Plan has been terminated beginning with calendar year 2013. For additional information, see “Item 11. Executive Compensation.”

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

Section 1: Operating Results

Summary Background and Summary of Significant Financial Statement Impact—Impairment of MRC Investment

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

We have sought to develop and then sell our assets at such times and on such terms as we believe will generate maximum value from those assets. To date, we have been able to distribute $13.50 cash per share or unit under the cash maximization strategy that was adopted in 2000. The final implementation of the cash maximization strategy will occur upon the successful sale or disposition of any iron ore and/or other opportunities at the Eagle Mountain Site. Accordingly, it is anticipated that the completion of the sale of our remaining assets as directed by the Liquidation Manager will require additional time. Any sale of assets after the members’ vote to dissolve this Company will be directed by the Liquidation Manager. For additional information regarding the cash maximization strategy, please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Section 3. Business Outlook.” Accordingly, we currently are in the process of evaluating how best to implement the cash maximization strategy going forward.

The Company had previously recorded impairment adjustments to its investment in MRC as of June 30, 2010 and March 31, 2011; as a result of the status of the Landfill Project the Company’s impairment analysis of its remaining investment in MRC as of December 31, 2012, did not indicate any further impairment as of that date. This conclusion resulted from an evaluation of the estimated fair market value of MRC’s remaining assets, excluding any value for the Landfill Project, which showed that the estimated fair market value of such assets based upon discussions we have had with potential buyers of the assets was at least equal to or greater than the carrying amount of the investment in MRC on our financial statements. Pursuant to GAAP, this analysis is undertaken without considering any discount for risk or the time value of money. Thus, our analysis did not take into account for example the timing on the receipt of any proceeds from the sale of MRC’s assets or the claims that maybe asserted against MRC in its bankruptcy. The previous impairment adjustments resulted from two events impacting the prospects of the Landfill Project. First, the result of the adverse U.S. 9th Circuit Court of Appeals decision in the land exchange litigation involving the Landfill Project and second, the denial in July 2010 of further review by the 9th Circuit, we made a determination that the landfill investment was impaired resulting in a determination that a write-down of the carrying amount of the landfill investment was required as of June 30, 2010. The impairment determination and resulting calculation of fair value of the carrying amount of the landfill investment were made utilizing a probability analysis of the remaining options with regard to the landfill project after the denial of the en banc hearing. The total amount of the write-off was

KAISER VENTURES LLC AND SUBSIDIARIES

$12,504,000 which was charged to earnings in the second quarter of 2010. Second, on March 28, 2011, the U.S. Supreme Court declined our petition requesting that the Court hear our appeal of the adverse decision of the U.S. 9th Circuit Court of Appeals regarding the previously completed federal land exchange. As a result of this denial our impairment analysis undertaken at the end of the first quarter of 2011 resulted in an additional write down as of March 31, 2011 of $6,683,000 which was charged to earnings in the first quarter of 2011. As a result of these impairments, no additional MRC costs have been capitalized since June 30, 2010.

Annual Report on Form 10-K

Kaiser qualifies as a smaller reporting company under SEC rules and under such rules Kaiser is required to include and discuss in this Annual Report on Form 10-K its consolidated balance sheets as of December 31, 2012 and 2011, and its consolidated statements of operations, cash flows and changes in members’ equity for the years ended December 31, 2012, and 2011. The reader of this Annual Report on Form 10-K is encouraged to read our prior reports filed with the SEC for all of our financial statements filed prior to 2012.

Revenue Sources

Kaiser’s revenues are generally derived from the development of our long-term projects. Income from equity method investments reflects Kaiser’s share of income related to those equity investments (i.e., WVMRF, LLC) which we account for under the equity method. As noted elsewhere in this Annual Report on Form 10-K, our 50% indirect ownership interest in WVMRF, LLC was sold as of April 2, 2012, and thus, we no longer have any investments accounted for on the equity method. Revenues are also generated from various miscellaneous sources. Historically, miscellaneous revenue activities have included housing rental income, aggregate and rock sales. During 2011 and 2012, the Company also generated miscellaneous income at Eagle Mountain from activities such as leasing its fee owned land for media-related activities.

Due to the nature of the Company’s projects and the Company’s recognition of revenues from bankruptcy-related and other non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the trends in the components of its revenues as well as the recent developments regarding its long-term ongoing and interim revenue sources. See “Part II, Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— Summary Background and Summary of Significant Financial Statement Impact—Impairment of MRC Investment” for a discussion of recent material events affecting the Company’s revenue sources.

Results of Operations

Table summarizing major variances in net income/(loss) between the years ended December 31, 2012 and 2011:

2012 vs 2011
Major Factors Impacting the Reported Net Income/(Loss)
Lower revenues from WVMRF, LLC	$(1,744,000)
WVMRF, LLC sale bonuses	$(296,000)
C & D Unit compensation expense	$(771,000)
Employee severance expense	$(2,618,000)
Lower Non-capitalized MRC expenses	$190,000
Increase in operating & overhead expenditures	$(425,000)
Increase in revenues from Eagle Mountain Operations	$737,000
Absence of any Impairment Expense in 2012	$6,683,000
Gain on sale of WVMRF, LLC member interest	$20,588,000

KAISER VENTURES LLC AND SUBSIDIARIES

For more detailed information on the items constituting the major variances above, please read the discussion and analysis of our results of operations and financial condition below.

Analysis of Results for the Years Ended December 31, 2012 and 2011

Revenues. Total revenues for 2012 were $1,305,000, compared to $2,312,000 for 2011. The reasons for this decrease are discussed below.

Revenues from the Company’s equity method investment, WVMRF, LLC, decreased by $1,744,000 to $391,000 for 2012 as compared to 2011. This decrease is the result of the sale of the West Valley MRF on April 2, 2012.

Revenue from Eagle Mountain operations increased to $914,000 from $177,000 for 2011. This increase is primarily the result of increases in the sale of rock and aggregate plus the related sales of water, gas diesel, and tenant rentals to the rock and aggregate purchase.

Operating Costs. Total operating expenses decreased to $2,106,000 from $8,824,000 for 2011. This decrease relates primarily to the fact that there was no asset impairment expense recorded during 2012 compared to the asset impairment expense of $6,683,000 during 2011 recorded plus a decrease in non-capitalized MRC expenses related to landfill permitting and development of $190,000.

Corporate General and Administrative Expenses. Corporate general and administrative expenses for 2012 increased 98% to $6,161,000 from $3,118,000 for 2011. This increase is primarily related to the costs associated with a corporate severance and restructuring charge of $2,618,000 the purpose of which was to establish a reserve covering the severance and other obligations to all remaining current leased employees of Kaiser Ventures LLC.

Net Interest and Investment Income. Net interest and investment income including fair value adjustments for 2012 was $27,000 compared to $90,000 for 2011. This reduction is primarily the result of a temporary decrease in the market value of the Company’s investments during the year. The fluctuating recovery from the 2008 U.S. credit crisis has caused some of the Company’s commercial paper and other investments to decrease in market value as of December 31, 2012. The Company expects to hold these investments to maturity; therefore these unrealized losses should be eliminated as of the maturity of these investments. The Company has adopted ASC 825, Financial Instruments which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company’s investments are therefore marked to market and unrealized earnings or losses are reflected in income for the period in which they are earned.

Gain on Sale of Investment in West Valley MRF, LLC. The Company recorded a gain of $20,588,000 from the sale of its 50% interest in WVMRF, LLC on April 2, 2012

Pre-Tax Income/(Loss) and Income Tax Provision (Benefit). The Company recorded a pre-tax income of $13,653,000 for 2012 versus a pre-tax loss of $9,540,000 for 2011. The Company is taxed as a partnership and, thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns. There are, however, income taxes imposed on the Company and there is a gross revenue tax imposed by the State of California. The tax provision was a debit of $10,000 in 2012 versus a credit of $53,000 in 2011 due to prior year tax refunds received during 2011.

Net Income/(Loss) Attributable to Controlling Interest. For 2012, the Company reported net income of $13,715,000 or $1.96 per unit versus a net loss of $8,254,000 or $1.20 per unit reported for 2011. The fluctuation is primarily due to a reduction in the amount of asset impairment expense recorded in 2011 and the gain recorded on the sale of the Company’s indirect 50% ownership interest in WVMRF, LLC in 2012.

KAISER VENTURES LLC AND SUBSIDIARIES

Section 2: Liquidity and Capital Resources

Cash, Cash Equivalents and Investments. We define cash equivalents as highly liquid debt investment instruments with original maturities of 90 days or less. Cash and cash equivalents increased $3,358,000 to $4,162,000 at December 31, 2012. Included in cash and cash equivalents is $124,000 held solely for the benefit of MRC at December 31, 2012.

Below is a table showing the major changes in cash during 2012:

Cash Distributions received from the West Valley MRF	$750,000
Net short term investment activity	(5,826,000)
Increase in restricted cash	(31,000)
Net increase in other current assets/liabilities	(61,000)
Proceeds from sale of the West Valley MRF	25,769,000
Class A Unit Distribution	(10,326,000)
Cash used in all other operations	(6,917,000)

Net Increase in Cash and Equivalents	$3,358,000

Working Capital. During 2012, current assets increased $9,111,000 to $13,523,000, while current liabilities increased $516,000 to $2,747,000. As a result working capital increased by $8,595,000 to $10.8 million at December 31, 2012.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Increase in consolidated cash	$3,358,000
Increase in accounts receivable and other net	170,000
Increase in short term investments	5,551,000
Increase in restricted cash	32,000
Changes in Current Liabilities
Decrease in payables	207,000
Increase in accrued liabilities	(723,000)

Net Increase in Working Capital	$8,595,000

Short-Term Investments. During 2012, short-term investments increased by $5,551,000. This is the result of the retention and investment of a portion of the proceeds from the sale of the Company’s interest in the WVMRF, LLC to provide for future cash requirements. At December 31, 2012, the Company had $8.3 million of its excess cash reserves invested in short term investments.

Investments. The Company’s recording of $391,000 relating to its share of income from its investment in the WVMRF, LLC was offset by the receipt of cash distributions from the WVMRF, LLC totaling $750,000. This resulted in a $359,000 decrease in the Company’s investment in the WVMRF, LLC. In addition, on April 2, 2012, the Company sold its 50% interest in WVMRF, LLC for $25.8 million and recorded a gain of $20.6 million. These transactions reduced the Company’s investment in WVMRF, LLC to zero as of April 2, 2012.

There was no change in our investment in the Eagle Mountain Landfill during 2012. As of December 31, 2012 the balance of this investment is $13,843,000. Currently our ownership interest in MRC is 84.247%.

Other Assets. There was a decrease in other assets of $310,000 which is the result of the amortization of the environmental insurance policy of $300,000 and depreciation of buildings and equipment of $13,000, which were partially offset by an increase in refundable deposits of $4,000.

KAISER VENTURES LLC AND SUBSIDIARIES

Environmental Remediation. The Company purchased, effective June 30, 2001, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. This policy terminates on June 30, 2013, bust such policy will continue to be available for claims made on or before June 30, 2013. As of December 31, 2012, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Catellus Development Corporation, a New York Stock Exchange company, in its purchase of the Mill Site Property (August 2000) (Catellus Development Corporation merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis on September 15, 2005), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations and other possible third party claims, would be approximately $2.3 million for which a reserve has been established. In the event a claim for damages is filed against the Company that relates to this reserve, management believes that the claim may be covered by such insurance depending upon the nature and timing of the claim.

Minority Interest. As of December 31, 2012, the Company has recorded $1,985,000 of non-controlling interest relating to the approximately 15.753% ownership interest in MRC the Company does not own.

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

Capital Resources. Kaiser expects that its current cash balances and short-term investments together with cash generated from the sale of the West Valley MRF, note receivables and any future asset sales will be sufficient to satisfy the Company’s ongoing projected operating cash requirements through its proposed liquidation and dissolution.

Member Income Taxes

As a result of the Company’s sale of its 50% interest in the West Valley MRF, LLC in April 2012, the Company received net proceeds of $25,406,000 or $3.63 per unit and recorded a gain of approximately $20,588,000 pr $2.94 per unit. Because the Company had to retain a majority of the net proceeds generated by the sale to fund projected and potential future liabilities and obligations of the Company as required by law, the Company distributed approximately $10,326,000 or $1.50 per unit in cash. Each member of the Company will be allocated a taxable capital gain for 2012 in excess amount received in cash distributions in 2012. However, it is expected that the cash distributed will be in excess of the income taxes due in connection with allocated taxable gain, even before considering the possible application of previously suspended losses for income tax purposes, which may have been accumulated from prior years. Since the Company cannot provide tax advice to its members, each member is strongly encouraged to contact their personal tax accountants in order to determine the specific impact that the above sale may have on their taxable income for 2012

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Financial Statements.

The Company believes the following critical accounting policies, which comply with the Accounting Standards Codification (“ASC”), are important to the portrayal of the Company’s financial condition and results.

Investments. The Company accounts for investments under Section 320-10 of the ASC. The Company invests its’ excess cash reserves in high grade commercial paper (Standard & Poor’s rating of “BBB” or above), and U.S. government bonds which it classifies as “available-for-sale” and which are recorded at the purchase price of the security plus or minus the discount or premium paid. Investments are marked to market and unrealized earnings are reflected in income for the period in which they are earned. Due to the current U.S. credit crisis, the fair value of the Company’s commercial paper investments has fluctuated significantly. However, the Company expects to hold these investments to maturity, thereby mitigating any unknown fluctuations in fair value.

Investment in West Valley MRF, LLC. The Company utilizes the equity method of accounting for its investment in WVMRF, LLC. Under this method, the Company’s share of the net income of WVMRF, LLC is reflected as income increases the record amount of the Company’s investments. Distributions received from WVMRF, LLC are reflected as a reduction to the Company’s investments. The Company’s investment in WVMRF, LLC was sold on April 2, 2012.

KAISER VENTURES LLC AND SUBSIDIARIES

Landfill Permitting and Development. MRC, in which the Company owns 84.247%, has been developing, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Section 970-10 of the ASC, capitalizable landfill site development costs were capitalized at cost and will be expensed when management determines that the capitalized costs provide no future benefit. However, as discussed in more detail above, and effective as of June 30, 2010, there was a determination of impairment of the investment in MRC which resulted in an initial write-down of the carrying amount of such investment in our financial statements as of June 30, 2010. With the determination that impairment existed as of June 30, 2010, no further MRC costs have been or will be capitalized.

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

Conditional Asset Retirement Obligations. The Company accounts for certain asset retirement obligations at Eagle Mountain pursuant to Section 740-20 of the ASC. Based upon currently available information, the Company estimated during 2005 that the conditional asset retirement obligations related to possible future abatement for asbestos-containing products in certain of the viable structures at Eagle Mountain would approximate $1.2 million. Pursuant to the ASC 410 requirements, the Company increased its environmental reserve as of December 31, 2005 by $1.2 million to account for these conditional obligations and increased the carrying amount of the associated structures at Eagle Mountain by a comparable amount. This increased cost basis was depreciated over the estimated time that such assets were expected to be owned by the Company, approximately 4 years. Therefore, as of December 31, 2009, these assets were fully depreciated.

Long-Lived Assets. In accordance with Section 410-20 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Fair Value Measurements. The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. In general, fair values determined by Level 1 use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are “unobservable data points” for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The Company has elected to use the Fair Value Option in accordance with ASC 825-10, which permits the Company to choose to measure financial instruments, such as its short-term and long-term investments, and certain other items at fair value.

KAISER VENTURES LLC AND SUBSIDIARIES

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

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have previously sold most of our projects and investments. Our principal remaining assets and projects, other than cash and securities, are: (i) our 84.247% ownership interest in the MRC; (ii) hundreds of millions of tons of rock and mineral resources (primarily iron ore) at the Eagle Mountain Site; and (iii) miscellaneous assets such as our land at Lake Tamarisk. Additionally, we continue to analyze the issues raised by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the possibility of ECEC attempting to take our property by eminent domain. We have no material ongoing operations except in connection with such assets and projects. Our principal sources of ongoing income are derived from our investments and from miscellaneous income generated at the Eagle Mountain Site. We will continue to evaluate our remaining assets, projects, activities and investments in light of how to best provide maximum value to our members.

Proposed Dissolution of the Company. On January 15, 2013, the Company’s Board of Managers approved the dissolution and liquidation of the Company pursuant to the Plan of Dissolution and approved the New Operating Agreement for the Company, both of which remain subject to approval by the Company’s Class A members. The Board of Managers has concluded that it is in the best interests of the Company and its members to dissolve and liquidate as the final step in implementing the Company’s

KAISER VENTURES LLC AND SUBSIDIARIES

previously approved cash maximization strategy. The Company plans on selling its remaining assets, discharging or making adequate provision for its known and contingent liabilities and distributing the net liquidation proceeds, if any, in one or more future distributions to members. However, there could be no further distributions to members if our remaining assets are sold for substantially less than we currently anticipate and/or if liquidation expenses and actual and contingent liabilities are higher that we current understand and estimate. Accordingly, we are not able to predict with certainty the precise nature, amount or timing of any future distributions, primarily due to our inability to predict (i) the amount of our remaining liabilities, (ii) the duration of the liquidation process and the amount that we will expend during the course of the liquidation, or (iii) the net value, if any, of our remaining non-cash assets. A firm timetable for any interim or final distributions to the Company’s members has not been established. If the Plan of Dissolution is approved by the Company’s members, the members of the Board of Managers will resign and the Liquidation Manager will assume sole management of the Company and will be responsible for all decisions thereafter. The target date to complete dissolution is June 30, 2014, but that date could be extended to December 31, 2014, or beyond by the Liquidation Manager.

Mine Reclamation, LLC. We own an 84.247% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which has been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange is central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal. Although the matter has been remanded to the BLM for further proceedings in accordance with the decision of the U.S. 9th Circuit Court of Appeals, there is no pending litigation and no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. Additionally, Kaiser has decided that it will not make further investments in MRC to fund a “fix” of the land exchange. For additional information on the federal land exchange litigation see below in “Item 1. BUSINESS - Mine Reclamation and Eagle Mountain Landfill Project - Historical Project Litigation.” Further, MRC and the County Sanitation District No. 2 of Los Angeles County (the “District”) had entered into an Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions on August 9, 2000 (the “Landfill Project Sale Agreement”). The closing date under the Landfill Project Sale Agreement had been extended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Under each of those extension agreements, the District had the right to either purchase the Landfill Project in its “as is” condition or to terminate its Landfill Project Sale Agreement with MRC. The last extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. The then Chief Engineer and General Manager of the District had indicated that the District was not intending to proceed with the purchase of the Landfill Project. He later communicated that the District would be purchasing the Landfill Project on October 31, 2011. The District subsequently repudiated in writing the terms of the last extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with the permitting of the landfill which would involve substantial additional financial resources and time, neither of which MRC has. Thus, MRC filed for bankruptcy protection on October 30, 2011, in federal bankruptcy court in Riverside County, California in order to preserve and protect its assets and options with respect to such assets.

KAISER VENTURES LLC AND SUBSIDIARIES

Mill Site Property. The only remaining Mill Site Property indirectly owned by the Company is an approximate five acre parcel referred to as the Tar Pits Parcel that is owned by Kaiser Recycling, LLC, a wholly-owned subsidiary of the Company. A substantial portion of the Tar Pits Parcel was leased to WVMRF, LLC for a period of 50 years beginning in the second quarter of 2012. CCG substantially completed the environmental remediation of this parcel pursuant to the terms of its agreement during 2002. The West Valley MRF has the right to purchase the Tar Pits Parcel for $1.00.

The Company currently expects a liquidating event for its members once the cash maximization strategy is completed but it is currently anticipated that such strategy will not be completed until the Company’s projects and assets are sold and MRC’s bankruptcy resolved which may be a significant amount of additional time.

Corporate Overhead. Given our current assets and projects, it is unlikely that we will be able to further reduce personnel and corporate overhead in the near future. However, if the Dissolution Plan is adopted by the Company’s members and as we divest our remaining assets, we intend to further reduce corporate staffing and overhead to reflect the reduced requirements of our remaining operations and projects. The costs of such reductions shall be recorded at the time the decision to make such reductions is made by the Company.

Capital Resources. Kaiser expects that its current cash balances and short-term investments together with note receivables and any future asset sales will be sufficient to satisfy the Company’s ongoing projected operating cash requirements.

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

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of Kaiser Ventures LLC

We have audited the accompanying consolidated balance sheets of Kaiser Ventures LLC as of December 31, 2012 and 2011, and the related consolidated statements of operations, members’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaiser Ventures LLC as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Irvine, California

March 8, 2013

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$4,162,000	$804,000
Accounts receivable and other, net of allowance for doubtful accounts of $38,000.	325,000	155,000
Short-term investments	8,254,000	2,703,000
Restricted cash and cash equivalents:
Pledged for LOCs	782,000	750,000

	13,523,000	4,412,000

Long-term investments	203,000	—

Eagle Mountain investment	13,843,000	13,843,000

Investment in West Valley MRF	—	5,526,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	150,000	450,000
Refundable deposits	27,000	24,000
Buildings and equipment (net)	323,000	336,000

	500,000	810,000

Total Assets	$30,534,000	$27,056,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31

	2012	2011
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$206,000	$413,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	1,351,000	628,000

	2,747,000	2,231,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,316,000	2,705,000
Other accrued liabilities	250,000	250,000

	9,244,000	9,633,000

Total Liabilities	11,991,000	11,864,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at December 31, 2012 7,076,806, at December 31, 2011 6,956,212	16,558,000	13,135,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—

	16,558,000	13,135,000
Equity attributable to noncontrolling interest	1,985,000	2,057,000

Total Members’ Equity	18,543,000	15,192,000

Total Liabilities and Members’ Equity	$30,534,000	$27,056,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31

	2012	2011
Revenues
Income from equity method investment in the West Valley MRF, LLC	$391,000	$2,135,000
Eagle Mountain revenues	914,000	177,000

Total revenues	1,305,000	2,312,000

Operating Costs
Environmental insurance premium amortization	300,000	300,000
Impairment of Eagle Mountain landfill investment	—	6,683,000
Non-capitalized MRC expenses	456,000	646,000
Expenses related to Eagle Mountain	1,350,000	1,195,000

Total operating costs	2,106,000	8,824,000

Gross Loss	(801,000)	(6,512,000)
Corporate General and Administrative Expenses
Employee severance expenses	2,618,000	—
Other corporate general and administrative expenses	3,543,000	3,118,000

Total corporate and administrative expenses	6,161,000	3,118,000

Loss from Operations	(6,962,000)	(9,630,000)
Fair Value Adjustments of Available for Sale Securities	(72,000)	(55,000)
Net Interest and Investment Income	99,000	145,000
Gain on sale of West Valley MRF, LLC Member interest	20,588,000	—

Income (Loss) before Income Tax Provision (Benefit) and allocation of noncontrolling interest	13,653,000	(9,540,000)
Income Tax Provision (Benefit)	10,000	(53,000)

Net Income (Loss) before allocation of noncontrolling interest	$13,643,000	$(9,487,000)
Net Loss attributable to noncontrolling interest	$(72,000)	$(1,233,000)

Net Income (Loss) attributable to controlling interest	$13,715,000	$(8,254,000)

Basic Income/(Loss) Per Unit	$1.96	$(1.20)

Diluted Income/(Loss) Per Unit	$1.96	$(1.20)

Basic Weighted Average Number of Units Outstanding	6,997,000	6,854,000
Diluted Weighted Average Number of Units Outstanding	6,997,000	6,854,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31

	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$13,643,000	$(9,487,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of Eagle Mountain investment	—	6,683,000
Net realized and unrealized (gain) loss on investments	72,000	75,000
Equity income recorded from WVMRF, LLC	(391,000)	(2,135,000)
Cash distributions received from WVMRF, LLC	750,000	1,800,000
Gain on sale of WVMRF, LLC member interest	(20,588,000)	—
Depreciation and amortization	313,000	318,000
Class A Units / stock-based compensation expense	35,000	85,000
Changes in assets:
Accounts receivable and other	(173,000)	(64,000)
Changes in liabilities:
Accounts payable and accrued liabilities	501,000	245,000
Environmental remediation deposit for Tar Pits Escrow	(363,000)	—
Environmental remediation expenditures	(26,000)	(28,000)

Net cash flows used in operating activities	(6,227,000)	(2,508,000)

Cash Flows from Investing Activities
Purchase of investments	(7,397,000)	(1,610,000)
Maturities of investments	1,571,000	2,999,000
Proceeds from sale of WVMRF, LLC member interest	25,769,000	—

Net cash flows provided by investing activities	19,943,000	1,389,000

Cash Flows from Financing Activities
Units purchased	(1,000)	(1,000)
Capital contribution by noncontrolling interest	—	155,000
Increase in restricted cash for additional CD for LOC	(31,000)	—
Decrease in restricted cash for SERP	—	1,001,000
Distributions-Class A Units	(10,326,000)	—

Net cash flows (used in) provided by financing activities	(10,358,000)	1,155,000

Net Changes in Cash and Cash Equivalents	3,358,000	36,000
Cash and Cash Equivalents at Beginning of Year	804,000	768,000

Cash and Cash Equivalents at End of Year	$4,162,000	$804,000

Supplemental Disclosure of Cash Flow Information

	2012	2011
Cash paid during the year for income taxes	$4,200	$4,800

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

for the Years Ended December 31, 2012 and 2011

	Member Class A Units	Class A Members’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	6,709,023	$21,305,000	$3,290,000	$24,595,000

Net loss	—	(8,254,000)	(1,233,000)	(9,487,000)

Issuance of Class A Units
Units purchased	(2,176)	(1,000)	—	(1,000)
Units granted to executives and
Board of Managers	249,365	85,000	—	(85,000)

Total Net Class A Activity	247,189	84,000	—	84,000

Balance at December 31, 2011	6,956,212	13,135,000	2,057,000	15,192,000

Net Income (Loss)	—	13,715,000	(72,000)	13,643,000

Class A Units Distributions	—	(10,326,000)	—	(10,326,000)
Issuance of Class A Units
Units purchased	(1,100)	(1,000)	—	(1,000)
Units granted to executives and
Board of Managers	121,694	35,000	—	35,000

Total Net Class A Activity	120,594	(10,292,000)	—	(10,292,000)

Balance at December 31, 2012	7,076,806	$16,558,000	$1,985,000	$18,543,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	NATURE OF BUSINESS

Unless otherwise noted: (1) the term “Kaiser Inc.” refers to the former Kaiser Ventures Inc.; (2) the term “Kaiser LLC” refers to Kaiser Ventures LLC; and (3) the terms “Kaiser,” “the Company,” “we,” “us,” and “our,” refer to past and ongoing business operations conducted in the form of Kaiser Inc. or Kaiser LLC, and their respective subsidiaries.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC (“Lake Tamarisk”); Kaiser Eagle Mountain, LLC (“KEM”); Kaiser Recycling LLC; all of which are 100% owned, and Mine Reclamation, LLC (MRC”), which is 84.247% owned and Business Staffing, Inc. (see below).

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) our 84.247% ownership interest in MRC, however, MRC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on October 30, 2011; (ii) our 100% equity ownership of KEM which owns and controls approximately 10,000 acres at the Eagle Mountain Site on or in which millions of tons of iron ore, stockpiled rock and other mineral resources are present; and (iii) our 100% equity ownership interest in Lake Tamarisk which owns property near the Eagle Mountain Site.

Our 50% ownership interest in the West Valley MRF, LLC (“WVMRF, LLC”) was sold on April 2, 2012. For further information on this transaction, see “Note 4. INVESTMENT IN WEST VALLEY MRF, LLC.”

Ongoing Operations

The Company’s revenues from ongoing operations are generally derived from the development and sale of the Company’s long-term projects.

Interim Activities

Revenues and expenses from interim activities are generated from various sources. Significant components of interim activities have included housing rental income, and aggregate and rock sales at the Eagle Mountain Site.

Business Staffing Inc.

Effective as of the close of business on December 31, 2010, the Company sold its Business Staffing, Inc. (“BSI”) subsidiary to Richard Stoddard, James Verhey and to Tri-C, LLC, a limited liability company controlled by Terry Cook. Messrs. Stoddard, Verhey and Cook are the executive officers of BSI and the Company. The Board of Managers of the Company, with Mr. Stoddard abstaining, unanimously approved the sale transaction.

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

KAISER VENTURES LLC AND SUBSIDIARIES

The purchase price for all of the stock of BSI was nominal given the assumption of certain liabilities such as the deferred compensation obligations to those employees or prior employees that were and are participants in the Company’s supplemental executive retirement plans. BSI is responsible for such plans and is the sole sponsor and administrator for each plan. Additionally, BSI will not be reimbursed for certain expenses associated with these plans that were being paid by BSI such as any taxes associated with these plans.

The Company has determined that BSI is a variable interest entity due to a lack of sufficient equity at risk even though the Company does not legally own any interest in Business Staffing, Inc. The Company has also determined it is the primary beneficiary of Business Staffing, Inc. because the Company has the power to direct activities that most significantly impact the economic performance of Business Staffing, Inc. Accordingly, the Company has consolidated this entity into the consolidated financial statements. The equity of the variable interest entity has been reflected as a non-controlling interest as of December 31, 2012. The consolidation of this entity does not change any legal ownership, and does not change the assets or the liabilities and equity of Kaiser Ventures LLC and Subsidiaries as a stand-alone entity. Total assets of the variable interest entity, Business Staffing, Inc., were $687,000 as of December 31, 2012. All intercompany accounts and transactions have been eliminated on consolidation.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and majority-owned investments, except as specified below and its variable interest entity, BSI. Intercompany accounts and transactions have been eliminated.

KSC Recovery, Inc. (“KSC Recovery”). KSC Recovery, Inc., which is governed and controlled by a Bankruptcy Court approved Plan of Reorganization, acts solely as an agent for KSC’s former creditors in pursuing bankruptcy related adversary litigation and administration of the KSC bankruptcy estate. Kaiser exercises no significant control or influence over nor does Kaiser have any interest in the operations, assets or liabilities of KSC Recovery except as provided by the terms of the approved Plan of Reorganization. In addition, KSC Recovery’s cash on hand and potential future recoveries fund all costs and expenses of KSC Recovery. Consequently, activity of KSC Recovery is not included in Kaiser’s financial statements; however, KSC Recovery is a member of the Kaiser consolidated group for tax purposes and is therefore included in the consolidated tax return.

Cash and Cash Equivalents

The Company maintains its cash balances with two financial institutions that have Standard & Poor’s ratings of BBB or higher, have at least $30 billion in assets and are insured by the Federal Deposit Insurance Corporation for up to a minimum of $250,000 at each institution. At December 31, 2012 and 2011, and at various times throughout the years then ended, the Company had cash deposited in these financial institution in excess of the federally insured limits of $250,000. The Company monitors the financial condition of these institutions on an ongoing basis and does not believe any significant credit risk exists at the present time.

Investments

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At December 31, 2012 and 2011, the Company had all of its investments in high grade commercial paper (Standard & Poor’s rating of “BBB” or above) or high grade bond funds which are classified as available-for-sale. The classification of investment securities is reviewed by the Company at each reporting period.

KAISER VENTURES LLC AND SUBSIDIARIES

The Company has chosen to adopt the fair value option for the measurement of its investments in an effort to more clearly identify the actual value of the investment and its earnings for each reporting period. At the end of each reporting period the fair value of the investments is compared to the carrying value of the investments and the difference between the carrying value and the fair value is recorded as an unrealized gain or loss in the statement of operations. As of December 31, 2012 and 2011, these fair value adjustments reflected a loss of $72,000 and a loss of $55,000, respectively, which are included in fair value adjustments of available for sale securities on the consolidated statement of operations. The Company expects to hold these investments to maturity.

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

Investment in West Valley MRF, LLC

The Company accounted for its investment in WVMRF, LLC, under the equity method of accounting because of the Company’s 50% noncontrolling ownership interest. However, as discussed in Note 4, the Company’s ownership interest in WVMRF, LLC was sold on April 2, 2012.

Landfill Permitting and Development

The Company owns an 84.247% ownership interest in MRC, which had been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange is central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal. There is no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. Additionally, Kaiser has decided that it will not make any further investment in MRC to fund a “fix” of the land exchange.

Buildings and Equipment

Buildings and equipment are stated on the cost basis. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets which range from 3 to 10 years.

Impairment of Long-Lived Assets

The Company reviews all long-lived assets, including our real estate, buildings and equipment, to determine if there are any indications that the carrying values may not be recoverable.

KAISER VENTURES LLC AND SUBSIDIARIES

There were no events or changes in circumstances as of December 31, 2012, or for the year than ended, that would indicate that the carrying value as of $13,843,000, may not be recoverable. The Company had previously recorded impairment adjustments to MRC’s Eagle Mountain landfill investment as of June 30, 2010 and March 31, 2011 as a result of events impacting the prospects of the Landfill Project. The previous impairment adjustments resulted from two events impacting the Landfill Project. First, as a result of the adverse U.S. 9th Circuit Court of Appeals decision in the land exchange litigation involving the Landfill Project and second, the denial in July 2010 of further review by the 9th Circuit, we made a determination that the landfill investment was impaired resulting in a determination that a write-down of the carrying amount of the landfill investment was required as of June 30, 2010. The impairment determination and resulting calculation of the fair value of the carrying amount of the landfill investment were made utilizing a probability analysis of the remaining options with regard to the landfill project after the denial of the en banc hearing. The total amount of the write-off was $12,504,000 which was charged to earnings in the second quarter of 2010. Second, on March 28, 2011, the U.S. Supreme Court declined our petition requesting that the Court hear our appeal of the adverse decision of the U.S. 9th Circuit Court of Appeals with regard to the previously completed federal land exchange. As a result of this denial our impairment analysis undertaken at the end of the first quarter of 2011 resulted in an additional write down of as of March 31, 2011 of $6,683,000 which was charged to earnings in the first quarter of 2011. As a result of these impairments, no additional MRC costs have been capitalized since June 30, 2010.

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

The Company determined that a conditional asset retirement obligation exists for asbestos remediation. Though not a current health hazard in its facilities, upon demolition, the Company would be required to take the appropriate remediation procedures in compliance with state law to remove the asbestos. The fair value of the conditional asset retirement obligation for the future abatement of asbestos-containing products in certain of the viable structures at Eagle Mountain was estimated at approximately $1.2 million. With the assistance of outside contractors the fair value was determined as the present value of the estimated future cost of remediation based on an estimated expected date of remediation. This computation is based on a number of assumptions which may change in the future based on the availability of new information, technology changes, changes in costs of remediation, and other factors.

Environmental Insurance

Effective June 30, 2001, the Company purchased, a 12-year $50 million insurance policy, which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. The Company’s $3.8 million premium for the prospective insurance policy is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. The term of that policy expires on June 30, 2013. To

KAISER VENTURES LLC AND SUBSIDIARIES

the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to ASC 450, Contingencies, when it becomes probable that a loss will be incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. Since this “claims made” policy terminates on June 30, 2013, the Company may not have insurance coverage for certain previously covered environmental and other claims made after the expiration of the policy term on June 30, 2013. (See Notes 9 and 13 for further information related to this matter.)

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

Earnings Per Unit

The Company follows ASC 260, Earnings per Share, in calculating basic and diluted earnings per unit. Basic earnings per unit excludes the dilutive effects of options, warrants and convertible securities, of which there are none, while diluted earnings per unit includes the dilutive effects of claims on the earnings of the Company.

Unit/Stock Grant Programs

Under guidance of ASC Topic 718, Compensation—Stock Compensation, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). See Note 10.

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

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. ASC 820 addresses fair value GAAP for financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period and for non-financial assets and liabilities that are re-measured and reported at fair value on a recurring basis.

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

The following table presents, for each of the fair value hierarchy levels identified under ASC 820, the Company’s financial assets that are required to be measured at fair value at December 31, 2012 and 2011:

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of December 31, 2012:
Cash and cash equivalents	$4,162,000	$4,162,000	—	—
Short-term investments	$8,254,000	$8,254,000	—	—
Long -term Investments	$203,000	$203,000

Assets as of December 31, 2011:
Cash and cash equivalents	$804,000	$804,000	—	—
Short-term investments	$2,703,000	$2,703,000	—	—

Class B, C and D Units

The Company has outstanding Class B, C and D Units which are reflected on the Company’s balance sheet as equity securities that were designed and implemented to replicate the cash distributions the holders of such units would have received under certain former long-term transaction incentive plans. These former plans provided for bonus payments as a result of the sale of certain assets at prices above certain minimum threshold requirements. Even though the Class B, C and D Units are classified as equity securities, the Company accounts for any distributions on the Class B, C and D Units by recording compensation expense for the full amount of the distribution at the time a distribution becomes probable and estimateable. With the sale of the Company’s indirect ownership interest in the WVMRF, LLC in the second quarter of 2012, distributions totaling $771,000 were paid in such quarter on the Class C and D Units and was recorded as compensation expenses for financial statement purposes. For additional information regarding the Class B, C and D Units. Please see “Note 10. EQUITY” and “Note 14. COMMITMENTS AND CONTINGENCIES—Contingent Distributions on Class B, C and D Units.”

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

The Company has evaluated subsequent events through March 8, 2013, which is the date the consolidated financial statements were available to be issued.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 3.	ACCOUNTS RECEIVABLE AND OTHER

Accounts receivable and other as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Prepaid Insurance	$62,000	$59,000
Accounts Receivable Trade and Other	300,000	133,000

Subtotal	362,000	192,000
Allowance for doubtful accounts	(37,000)	(37,000)

Total	$325,000	$155,000

Note 4.	SALE OF WEST VALLEY MRF, LLC AND RESULTING COMPENSATION RELATED MATTERS

On April 2, 2012, Kaiser Recycling, LLC sold its 50% ownership interest in the West Valley MRF, LLC (“WVMRF”) which owns and operates a transfer station and materials recovery facility near Fontana, California. The gross cash sales price for the 50% ownership interest was approximately $25,769,000. The Company recorded a gain on the sale of $20,588,000 in the second quarter of 2012. Existing environmental obligations of the Company and Kaiser Recycling benefiting WVMRF and West Valley Recycling & Transfer, LLC (the owner of the other 50% interest in the WVMRF and the buyer of Kaiser Recycling’s ownership interest in the WVMRF) remain in place. An escrow originally totaling $363,000 was established to provide certain additional financial assurances for the Company’s and Kaiser Recycling, Inc.’s existing contingent environmental obligations. The amount of this escrow was charged against the Company’s existing environmental remediation reserve. In addition, the Company’s guaranty of certain outstanding debt of WVMRF (approximately $5,820,000 as of March 31, 2012) was terminated.

With the completed sale of the ownership interest in WVMRF, compensation related actions were implemented under the previously disclosed terms of applicable compensation arrangements for officers and under the terms of the Company’s Class C and D Units. In accordance with the terms and conditions of the Company’s Class C and D Units, $771,000 was due and paid on such units. In addition, a bonus of approximately $173,000 was paid to an officer in accordance with the terms of his employment agreement. The Company also awarded $95,000 in discretionary bonuses as a result of the sale of the ownership interest in the WVMRF. The Company also reduced its accounting staff by one employee as of June 30, 2012 and recorded severance expenses associated with that termination of $131,000 during the second quarter of 2012. In addition, a “Change in Control” occurred under the terms of the Amended and Restated Services Agreement, as amended, between the Company and Business Staffing, Inc. and under the terms of the employment agreement of each executive officer in existence during 2012.

The Company accounted for its investment in WVMRF under the equity method. Due to the time required to close the books of the WVMRF and in keeping with past practice, there was a one month delay in reporting the results of WVMRF. Thus, even though the closing on the sale of Kaiser Recycling, LLC’s ownership interest occurred on April 2, 2012, due to this one month delay, the period from December 1, 2011 to April 2, 2012 (date of transaction) is included in the Company’s results from operations for the year ended December 31, 2012.

The Company recognized equity income from the WVMRF of $2,135,000 for the year ended November 30, 2011, and $391,000 for the period from December 1, 2011 to April 2, 2012 (date of transaction).

KAISER VENTURES LLC AND SUBSIDIARIES

Note 5.	MINE RECLAMATION, LLC

The Company, in January 1995, acquired a 70% interest in Mine Reclamation, the developer of the Landfill Project. As a result of subsequent equity fundings and purchases, the Company’s ownership interest in MRC as of December 31, 2011 and 2012, is 84.247%. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC filed for bankruptcy protection in order to preserve and protect its assets and options with respect to such assets. MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. The Landfill Project has been the subject of intense litigation in federal court over the course of more than ten years regarding the validity of a land exchange with the U.S. Bureau of Land Management (“BLM”). The land exchange was central to the development of the Landfill Project as permitted. On March 28, 2011, the U.S. Supreme Court denied the request of MRC for further review of the prior decision of the U.S. 9th Circuit Court of Appeals that had been adverse to the position of MRC and the BLM. Thus, the previous federal land exchange litigation is now final and concluded as there is no further right of appeal. There is no current plan or process being undertaken by MRC to “fix” the land exchange since MRC does not have the funds or wherewithal to pursue such an objective. Additionally, Kaiser has decided that it will not make any further investment in MRC to fund a “fix” of the land exchange. While Kaiser will not be providing additional funding to MRC for the purpose of pursing a “fix” of the land exchange, Kaiser is in the process to providing MRC with a line of credit currently in the amount of up to $500,000 (which could be increased up to $1,000,000) in order to fund certain activities to complete the MRC bankruptcy process. Draws under the line of credit would be completely in the discretion of Kaiser and bear interest at the rate of (5%) per annum. Kaiser’s loan will not be secured but will be an administrative claim against the MRC bankruptcy estate meaning that it will have priority in payment over unsecured claims in the bankruptcy. Without a sale of any assets that MRC may have, there is a substantial risk that this loan will not be fully repaid. There are numerous risks associated with MRC and if the Company is unable to manage any of MRC’s risks or uncertainties, the value of the Company’s Class A Units would be materially reduced.

Damage to Railroad. The Company owns an approximate 52-mile private railroad that runs from Ferrum Junction near the Salton Sea to the Eagle Mountain mine. In late August and early September of 2003, portions of the railroad and related protective structures sustained considerable damage due to heavy rains and flash floods. This damage included having some rail sections being buried under silt while other areas had their rail bed undermined. In 2005, the Company conducted a more complete investigation of the damage and of the costs to return the railroad to the condition that it was in prior to the flood damage. The Company has estimated the cost to repair such flood damage to be a minimum of $4.3 million as of December 31, 2011 and 2012. Since the 2003 floods additional railroad damage has been sustained and in 2011 Union Pacific Railroad removed the track and switching facilities at Ferrum Junction. MRC is obligated under its lease with Kaiser Eagle Mountain to maintain and repair the railroad in its condition as of 2000. MRC is currently in default under such obligations. The current plan has attempted to undertake the work necessary to help preserve and protect the existing railroad; however, the major repairs to return the railroad to its condition prior to the flood damage will be deferred until a later date or until there is another project at Eagle Mountain that warrants such repairs.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Note 6.	INVESTMENTS

The following is a summary of the fair value of investment securities classified as available-for-sale:

AVAILABLE-FOR-SALE SECURITIES	DECEMBER 31, 2012	DECEMBER 31, 2011
Short Term Bond Funds	$8,254,000	$2,703,000

Long-Term Bonds	$203,000	$203,000

Note 7.	BUILDINGS AND EQUIPMENT

Buildings and equipment consisted of the following:

	December 31 2012	December 31 2011
Buildings and structures	$3,285,000	$3,285,000
Machinery and equipment	1,868,000	1,868,000

	5,153,000	5,153,000
Accumulated depreciation	(4,830,000)	(4,817,000)

Total	$323,000	$336,000

Depreciation expense for the years ended December 31, 2012 and 2011 was $13,000 and $18,000, respectively.

Note 8.	ACCRUED LIABILITIES - CURRENT

The current portion of accrued liabilities consisted of the following:

	December 31 2012	December 31 2011
Compensation, severance and related employee costs	$800,000	$64,000
Accrued professional	533,000	560,000
Other	18,000	4,000

Total	$1,351,000	$628,000

Note 9.	ENVIRONMENTAL REMEDIATION RESERVE

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

KAISER VENTURES LLC AND SUBSIDIARIES

The Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations. The policy has a twelve (12) year term that terminates June 30, 2013, and limits of $50 million in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the policy will provide first dollar coverage for a loss resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide additional coverage for known and/or potential liabilities arising from pollution conditions or asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales.

As of December 31, 2011, the Company estimates, based upon current information, that its future environmental liability related to certain matters not assumed by CCG in connection with the sale of the Mill Site Property, and other environmental related items, including, but not limited to, the conditional asset retirement obligation at the Eagle Mountain Site, potential third party property damage and bodily injury claims, would be approximately $2,316,000. In the event a future claim for damages is filed against the Company that exceeds the remaining $2,316,000 environmental reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim.

Note 10.	EQUITY

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

Conversion Distribution Payable

At December 31, 2012 and 2011, the Company has a liability recorded for the payment of the $10.00 per share merger consideration to former shareholders of Kaiser Ventures Inc. This amount will ultimately be distributed to former shareholders once the correct paperwork is submitted by such former shareholders, thereby reducing the related conversion distribution payable. If the correct paperwork is not submitted such amounts will escheated.

Class A Units Outstanding

At December 31, 2012 and 2011, Kaiser LLC had 7,076,806 and 6,956,212, respectively, of Class A Units issued and outstanding.

At December 31, 2012, 104,267 Class A Units of the Company were being held for the benefit of the former general unsecured creditors of the predecessor company pending the resolution of disputed bankruptcy claims. The final resolution of these claims will result in the final allocation of the held shares among the unsecured creditor group, which presents no liability to the Company. For financial reporting purposes these shares have been considered issued and outstanding. Just prior to the Company’s conversion into a limited liability company in November 2001, the then 136,919 shares were issued to the bankruptcy estate, and subsequently converted into Class A units. Distribution of these units have been made periodically for the settlement of unsecured creditor claims.

At December 31, 2012 and 2011, 113,101 Class A Units were deemed outstanding and reserved for issuance to holders of Kaiser Inc. stock that have yet to convert such stock to Kaiser LLC Class A Units.

Class B Units

Prior to the merger, Kaiser LLC issued 751,956 Class B Units to current and former MRC executives. These MRC executives had previously been granted the right to receive certain contingent incentive

KAISER VENTURES LLC AND SUBSIDIARIES

payments in order to incentivize each of them to assist Kaiser and MRC in closing the sale of the landfill project as well as meeting all conditions necessary for the release of funds from escrow. These Class B Units, issued to the MRC executives, replaced those incentive payments rights.

These Class B Units are entitled to receive approximately 2% of any cash actually received by MRC, up to a maximum of approximately $752,000 or $1.00 per unit, if MRC should receive the 2001 agreed upon sales price of $41 million. The Class B Units are not entitled to any distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” for the accounting treatment of the Class B Units.

At December 31, 2012 and 2011, Kaiser LLC had 751,956 Class B Units outstanding.

Class C and D Units

During 2002, the Company issued Class C and D Units to certain officers and terminated the Long- Term Incentive Plan (“TIP”) as to future unearned payments that could have been payable to the Company’s executive officers. Payments to holders of the Class C and D Units will only be paid upon the monetization of the Company’s major assets. Payments, are to be made under a formula that replicates the amount that would have been paid under the TIP if it had been continued. Class C and D Units are not entitled to any other distributions or profits, have no voting rights except as required by law and are not transferable. Please see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Class B, C and D Units” for the accounting treatment of the Class C and D Units.

At December 31, 2012, Kaiser LLC had 872 and 128 Class C and D Units outstanding, respectively.

With the sale of the Company’s indirect 50% ownership interest in the WVMRF, LLC in the second quarter of 2012, distributions totaling $771,000 were made on the Class C and D Units in such quarter which distributions were recorded as compensation expenses for financial statement purposes.

Unit/Stock Grant Programs

Currently, each member of the Board of Managers, other than Mr. Stoddard, receives an annual grant of 5,000 Class A Units, currently as of the date of the first Board of Managers’ meeting in a calendar year, usually January of each year. A newly appointed or elected member to the Board of Managers is initially granted 5,000 Class A Units.

Note 11.	INCOME/(LOSS) PER UNIT/SHARE

The following table sets forth the computation of basic and diluted income/(loss) per unit/share:

	2012	2011
Numerator:
Net Income/(loss)	$13,715,000	$(8,254,000)
Numerator for basic income/(loss) per unit Income/(loss) available to Class A members	$13,715,000	$(8,254,000)
Numerator for diluted income/(loss) per unit Income/(loss) available to Class A members	$13,715,000	$(8,254,000)
Denominator:
Denominator for basic earnings per unit-weighted-average shares	6,997,000	6,854,000
Effect of dilutive options	—	—

Denominator for diluted earnings per unit-adjusted weighted-average shares and assumed conversions	6,997,000	6,854,000

Basic income/(loss) per unit	$1.96	$(1.20)

Diluted income/(loss) per unit	$1.96	$(1.20)

KAISER VENTURES LLC AND SUBSIDIARIES

Note 12.	INCOME TAXES

Subsequent to the Company’s conversion into a limited liability company, the Company is taxed as a partnership and thus, the Company’s results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns.

Note 13.	COMMITMENTS AND CONTINGENCIES

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

See the discussion under Note 9 on the Environmental Remediation Reserve.

Pension Plans

BSI currently sponsors a voluntary qualified 401(k) savings plan and one non-qualified pension plan, available to all full-time employees. The expenses and contributions to such plans are reimbursed by the Company to BSI without mark-up or profit pursuant to the terms of an administrative services agreement between the Company and BSI. Participants may make contributions of up to 25% of their base salary and 100% of any cash bonus with BSI matching one-half of each participant’s contribution up to 6% of compensation. The non-qualified plan that is potentially available to all full time employees mirrors the qualified 401(k) plan (“SERP 1”). All participants in SERP 1 are fully vested relative to the amounts in the plan.

In lieu of making cash contributions directly to SERP 1, BSI, with the consent of the executive officers, paid the amount that otherwise would have been contributed to SERP 1 directly to the SERP participants. As of September 30, 2012, SERP 2 was combined with SERP 1 so that there is currently only one SERP. Beginning with calendar year 2013, there will be no further contributions to SERP 1 by BSI which were reimbursed by the Company or direct payments in lieu of contributions to SERP 1.

Total expense relative to all of these plans for the years ended December 31, 2012 and 2011 was $18,000 and $22,000, respectively. During 2010 forfeiture funds were identified which have been utilized to fund employer’s contributions to the various plans during 2011 and 2012, thereby reducing the Company’s expense for such plans. With the vesting on December 31, 2011, of SERP 2 for the two executive officers, the Company incurred a compensation expense amounting to $1,001,000 as of such date.

MRC Financing

Since 1995 MRC has been funded through a series of private placements to its existing equity holders. The last private placement was completed in September 2011 bringing the Company’s ownership interest in MRC to 84.247%. Future funding of MRC will be required; however, the Company has decided not to fund any future efforts by MRC to further the permitting of the Eagle Mountain Landfill Project. MRC has established a line of credit with the Company totaling $500,000 the proceeds of which can be used to finalize MRC’s bankruptcy. The line of credit can be increased at the discretion of the Company up to $1 million. Advances to MRC under such line of credit are totally in the discretion of the

KAISER VENTURES LLC AND SUBSIDIARIES

Company, but such advances may not be fully repaid unless MRC successfully sells its remaining assets as a part of its bankruptcy process.

Contingent Distributions on Class B, C and D Units

Upon the sale of certain of the Company’s assets at a price equal to or greater than certain minimum sales prices, distributions will be made on the Class B, C and D Units in accordance with their respective terms. With the sale of the Company’s indirect ownership interest in the WVMRF, LLC in the second quarter of 2012, distributions totaling $771,000 were made on the Class C and D Units. For additional information, see “Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Class B, C and D Units” and “Note 10. EQUITY” above.

Note 14.	LEGAL PROCEEDINGS

In the normal course of our business we are involved in various claims and legal proceedings. Significant legal proceedings, including those which may have a material adverse effect on our business or financial condition, are summarized below. However, the following discussion does not, and is not intended to, discuss all of the litigation matters to which we may be or have become a party. Should we be unable to resolve any legal proceeding in the manner we anticipate and for a total cost within close proximity to any potential damage liability we have estimated, our business and results of operations may be materially and adversely affected.

Iron Partners Litigation. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). This case is tentatively settled with the full amount of the settlement to be paid by one of the Company’s insurance carriers. By way of background, the allegations in the case are that the Company and KSC Recovery, Inc. are the successors to the Kaiser Company, Inc. and that such company leased or owned certain property in Vancouver, Washington in the 1940’s that served as a shipyard. It is further alleged that hazardous wastes were buried on such property for which the Company is liable. The plaintiff, Iron Partners, LLC, now owns such property. The plaintiff sought damages under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Washington Model Toxic Control Act and under common law trespass. The City of Vancouver, Washington and another adjoining land owner have indicated that they might intervene as plaintiffs in the case since a portion of the buried debris appear to extend onto property owned by the city and by the other adjoin property owner. While the City of Vancouver did not formally intervene in the matter, a settlement with the City of Vancouver was reached in 2011. The Company’s portion of such settlement was paid by one of the Company’s insurance carriers. The other property owner has yet to actively pursue any claim it may have. The settlement of this case is subject to final documentation and approval by the United States Department of Justice.

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

KAISER VENTURES LLC AND SUBSIDIARIES

costs. KSC Recovery, Inc. and the Company have tendered this claim to their appropriate insurance carrier and the carrier is providing a defense for the claim.

Asbestos Litigation. There are pending asbestos litigation claims, primarily bodily injury, against Kaiser LLC and Kaiser Steel Corporation (the bankruptcy estate of Kaiser Steel Corporation is embodied in KSC Recovery, Inc.). There currently are approximately 7 active suits. Many of the plaintiffs allege that they or their family members were aboard Kaiser ships or worked in shipyards in the Oakland/San Francisco, California area or Vancouver, Washington area in the 1940’s and that the Company and/or KSC Recovery were in some manner associated with one or more shipyards or has successor liability. However, approximately half of the current claims relate to other facilities such as the former Kaiser Steel Mill Site Property.

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

Of the claims resolved to date, more than approximately 60% have been resolved without payment to the plaintiffs. However, in 2012 there was a major claim that settled for nearly $1 million. To date, substantially all defense costs and any settlements have been paid by third-parties. The Company believes that it currently has substantial insurance coverage for the asbestos claims and has tendered these suits to appropriate insurance carriers. However, one of the Company’s insurance policies that covers asbestos claims expires June 30, 2013.

Mine Reclamation Bankruptcy. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and orders of the Bankruptcy Court. On March 30, 2012, the District filed a proof of claim in MRC’s bankruptcy case. While the amount of the District’s claim is not certain from its proof of claim, it asserts that the claim could amount to or exceed “hundreds of millions of dollars.” The District further claims that it will seek recovery of its damages from Kaiser LLC independently of the bankruptcy proceeding. However, no legal proceeding against Kaiser LLC has been commenced as of the date of the filing of this Annual Report on Form 10-K. The Company and MRC will vigorously defend the allegations asserted by the District, including asserting claims against the District and others as may be appropriate. MRC believes that any option the District may have had to acquire the Landfill Project no longer exists. It is likely that there will be adversarial claim proceedings and litigation in the Bankruptcy Court.

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

KAISER VENTURES LLC AND SUBSIDIARIES

From time to time various environmental and similar types of claims that relate to Kaiser Steel pre-bankruptcy activities, are asserted against KSC and Kaiser LLC. Excluding the asbestos claims, there has been an average of one to three such claims a year for the past several years. For example, as discussed above in “Portland Harbor Superfund Site” KSC Recovery, Inc. the KSC bankruptcy estate, was notified in late March 2009 that it was identified as a potentially responsible party in connection with the investigation and clean-up of the Portland Harbor Superfund Site. Another example is that there is the possibility of a groundwater contamination claim at the Mill Site Property. Since CCG is primarily responsible for groundwater at the former Mill Site Property, it is addressing the DTSC’s concerns. In the event a claim is being made against KSC Recovery or Kaiser LLC for this matter such claim should be covered by existing insurance. See Item 1. BUSINESS—Historical Operations and Completed Transactions—Environmental Matters.

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

Note 15.	SUBSEQUENT EVENTS

On January 15, 2013, the Company’s Board of Managers unanimously approved a Plan of Dissolution and Liquidation and the Second Amended and Restated Limited Liability Company Operating Agreement for the Company, both of which remain subject to approval by the Company’s Class A members. The Board of Managers concluded that it is in the best interests of the Company and its members to dissolve and liquidate as the final step in implementing the Company’s previously approved cash maximization strategy. The Company plans on selling its remaining assets, discharging or making adequate provision for all of its known and contingent liabilities and distributing the net liquidation proceeds, if any, in one or more future distributions to members. However, there could be no further distributions to members if the Company’s remaining assets are sold for substantially less than currently anticipated and/or if liquidation expenses and actual and contingent liabilities are higher than what the Company current understands and estimates. Accordingly, the Company is not able to predict with certainty the precise nature, amount or timing of any future distributions, primarily due to our inability to predict (i) the amount of our remaining liabilities, (ii) the duration of the liquidation process and the amount that we will expend during the course of the liquidation, or (iii) the realizable net value, if any, of our remaining non-cash assets. The Board has not established a firm timetable for any interim or final distributions to the Company’s members. The target date to complete dissolution is June 30, 2014, but that date could be extended to December 31, 2014, or beyond at the discretion of the Liquidation Manager.

If the Dissolution Proposal is approved and becomes effective the Company will change its basis of accounting from going-concern basis, which contemplates realization of assets and satisfaction of liabilities in the normal course of business, to liquidation basis of accounting effective as of the earliest practicable date in accordance with generally accepted accounting principles. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Recorded liabilities will include the estimated costs associated with carrying out the Plan of Dissolution, including all estimated costs of the Company until all assets are sold, liabilities provided for and the Certificate of Cancellation is filed on behalf of the Company.

In addition, if the Plan of Dissolution is approved by the Company’s Class A members, the Company will immediately seek relief from the SEC to modify its reporting obligations under the Securities Exchange Act of 1934, as amended, and, in particular, to seek relief from the requirement to provide quarterly Form 10-Q Reports and audited annual financial statements. We anticipate that, if granted such relief, the Company would be required to continue filing current reports on Form 8-K to disclose material

KAISER VENTURES LLC AND SUBSIDIARIES

events relating to the Company’s dissolution and liquidation and an annual report on Form 10-K but the Company would no longer be filing audited financial statements and quarterly reports on Form 10-Q.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedure

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, under the supervision and with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective at the “reasonable assurance level” to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods. Specifically, from 2008 through 2012, the Company: (a) requested that all of the critical employees, officers and Members of the Board of Managers of the Company complete an extensive internal control and risk management questionnaire; and internally reviewed and tested its internal controls against its written procedures. The above conclusions are based upon the work performed.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). Company management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

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

Changes Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. However, as a result of the reduced workload after the sale of the ownership interest in the WVMRF, LLC the Company’s Controller was released on June 30, 2012. The Company’s CFO and General Counsel have assumed the control responsibilities previously held by the Controller.

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

The following includes a brief biography of each member of our current Board of Managers, including each individual’s age as of March 1, 2013. Each biography includes specific experience, qualifications, attributes or skills that led our Board of Managers to determine that each individual serving on the Board should continue to serve on the Board of Managers. Additionally, the members of our Board, as well as our executive officers, bring a wealth of experience and history with the Company and its projects and the types of matters the Company faces. However, if the Plan of Dissolution and New Operating Agreement are approved, all members of the current Board of Managers will immediately resign except for Richard E. Stoddard and he will serve as the Liquidation Manager of the Company.

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	62	Chief Executive Officer, President and Chairman of the Board
Sarah J. Anderson	62	Manager
Ronald E. Bitonti	80	Manager
Gerald A. Fawcett	80	Vice Chairman
John W. Kluesener	70	Manager

Richard E. Stoddard was appointed Chief Executive Officer of Kaiser in June 1988, and has held such position and/or the position of Chairman of the Board since such date. Prior to joining Kaiser in 1988, he was an attorney in private practice in Denver, Colorado. Mr. Stoddard is Chairman of the Board of Managers of Mine Reclamation, LLC and until July 1999 he served on the Board of Directors of Penske Motorsports, Inc. (“PMI”) when International Speedway Corporation acquired PMI. As of January 1, 2003, Mr. Stoddard began working less than full time for Kaiser. In addition to working on behalf of Kaiser, Mr. Stoddard works as a general business consultant with an emphasis on distressed businesses and water development opportunities. In the water development area, Mr. Stoddard is working primarily on behalf of Cadiz, Inc., a public company. As Chairman and Chief Executive Officer, Mr. Stoddard brings to the Board a detailed knowledge of all the Company’s activities as well as expertise in the water industry. If the Plan of Dissolution is approved by the Company’s Class A members, Mr. Stoddard will serve as the Liquidation Manager of the Company.

Sarah J. Anderson was appointed to the Board in November 2010, she has 35 years of experience in accounting and financial consulting. She retired from Ernst & Young LLP in June 2008 after more than 24 years with the firm as an assurance and advisory services partner, wherein she held numerous leadership positions including managing partner of the Orange County, California office, and prior to that managing partner of the Riverside office. She has served a number of clients, both public and private. Ms. Anderson has served on a number of philanthropic and not-for-profit boards. She is the chair of the board of directors of the Pacific Symphony. She was appointed by former Governor Schwarzenegger to the California Board of Accountancy in 2007 for a four year term and was reappointed to such Board in January 2011. She is the immediate past president of that board. Effective March 21, 2012, American States Water Company, a public company, elected Ms. Anderson as a director of such company and its wholly-owned subsidiary, Golden States Water Company. In addition, Ms. Anderson was elected to the Board of Directors of Reliance Steel & Aluminum, Inc., a public company, effective July 24, 2012. Ms. Anderson is a Certified Public Accountant.

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

INDEPENDENT MANAGERS

During 2012 Ms. Anderson, Messrs. Bitonti, and Kluesener were considered independent managers (directors) under applicable rules.

COMMITTEES OF THE BOARD

Our Board has a standing Audit Committee and Human Relations Committee. If the Plan of Dissolution and New Operating Agreement are approved by the Company’s Class A members, the Audit Committee and the Human Relations Committee will terminate.

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

KAISER VENTURES LLC AND SUBSIDIARIES

•	Hiring and firing the independent registered public accounting firm auditors for Kaiser LLC;

•	Resolving any disagreement between the independent registered public accounting firm and management; and

•	Approving all non-audit services performed by Kaiser LLC’s independent registered public accounting firm, subject to a de minimis exception.

Ms. Anderson served as chairman of the Audit Committee during 2012. Our Board determined that Ms. Anderson, and Mr. Kluesener were independent of Kaiser’s management and that they had or have accounting or financial management experience sufficient to qualify each of them as a “financial expert” under the rules issued by NASDAQ. In addition, our Board determined that Ms. Anderson, qualified as an “audit committee financial expert” under current SEC rules and regulations. In addition:

During 2012 neither Ms. Anderson nor Mr. Kluesener sat on the audit committee for more than two other public companies.

•	Each member of the Audit Committee has one vote.

•	Ms. Anderson and Mr. Kluesener did not receive any compensation from us, other than as a manager and/or as a member of any committee appointed by the Board of Managers.

In performing its duties, the Audit Committee seeks to maintain free and open communication between the managers, the independent registered public accounting firm and our internal financial management. The Audit Committee is intended to provide an independent and, as appropriate, confidential forum in which interested parties can freely discuss information and concerns.

The Audit Committee retained Moss Adams LLP as our independent registered public accounting firm for fiscal 2012.

In connection with our audit for 2012:

•	The Audit Committee reviewed and discussed with Moss Adams LLP, our independent registered public accounting firm, their overall plans for the audit and the audit’s scope.

•	The Audit Committee reviewed the fees to audit our 2012 financial statements and the fees charged for other services rendered by Moss Adams LLP.

•	The Audit Committee reviewed and discussed the audited financial statements with our management.

•	The Audit Committee discussed with our independent registered public accounting firm the matters required to be discussed by Statement of Auditing Standards 61.

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

KAISER VENTURES LLC AND SUBSIDIARIES

As noted above, if the Plan of Dissolution is approved there will be no more Audit Committee and we intend to immediately seek relief from the SEC to modify our reporting obligations under the Exchange Act and, in particular, to seek relief from the requirement to provide quarterly Form 10-Q Reports and audited annual financial statements. We anticipate that, if granted such relief, we would be required to continue filing current reports on Form 8-K to disclose material events relating to our dissolution and liquidation, along with an Annual Report on Form 10-K but such report would not be required to contain audited financial statements.

HUMAN RELATIONS COMMITTEE

The duties and responsibilities of the Human Relations Committee are set forth in our Human Relations Committee Charter. Although Kaiser LLC leases its employees from Business Staffing, Inc., the Human Relations Committee, along with Business Staffing, Inc. reviews compensation and benefit programs for the employees leased to Kaiser by Business Staffing, Inc.

The Human Relations Committee was composed of Mr. Bitonti (Chairman) and Mr. Fawcett.

EXECUTIVE OFFICERS

The current executive officers of the Company are:

NAME	AGE	POSITION WITH THE COMPANY
Richard E. Stoddard	62	Chief Executive Officer, President and Chairman of the Board
James F. Verhey	65	Executive Vice President—Finance and Chief Financial Officer
Terry L. Cook	57	Executive Vice President—Administration, General Counsel and Corporate Secretary

Richard E. Stoddard’s biographical information is set forth above under “Board of Managers.”

James F. Verhey joined Kaiser and was appointed Vice President—Finance and Chief Financial Officer in August 1993, appointed Senior Vice President—Finance in January 1996, and appointed Executive Vice President of Kaiser in January 1998. In addition to his duties with Kaiser, Mr. Verhey was appointed Vice President of Finance and Chief Financial Officer of Mine Reclamation Corporation in February 1995. Mr. Verhey was a certified public accountant and spent several years with PricewaterhouseCoopers LLP in Los Angeles, California. As of October 1, 1999, Mr. Verhey began working less than full time for Kaiser. In addition to working for Kaiser, Mr. Verhey is involved in several businesses in Napa County, California.

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

As described in more detail under “Item 1. BUSINESS—Cash Maximization Strategy and Proposed Dissolution of the Company and Proposed Liquidation of the Company—Proposed Dissolution of the Company”, if the Plan of Dissolution is approved by the Company’s Class A members, Mr. Stoddard will immediately become the Liquidation Manager of the Company and would no longer be an executive officer of the Company. He would become a contract consultant to the Company. Under the terms of the Transition Employment Agreement between Mr. Verhey and Business Staffing, Inc., Mr. Verhey will continue to be an executive officer

KAISER VENTURES LLC AND SUBSIDIARIES

of the Company through April 30, 2013, unless such date is mutually extended by the BSI and Mr. Verhey. However, it is anticipated that Mr. Verhey may continue to be available to the Company as a consultant. It is anticipated that Mr. Cook will continue to serve as an executive officer of the Company through the Company’s dissolution and liquidation process with a target date for the completion of that process of June 30, 2014, which date may be extended to December 31, 2014.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Act of 1934, as amended, requires certain beneficial owners of our units to file with the SEC initial reports of ownership and reports of changes in ownership of Kaiser LLC.

To our knowledge, based solely on a review of the Form 3, 4 and 5 filings with the SEC of certain beneficial owners of our Class A Units, all Section 16(a) filing requirements applicable to Section 16 reporting persons were timely filed for 2012.

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

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary(2) $	Bonus(3) $	Unit Awards(4) $	All Other Compensation(5) $	Total $
Richard E. Stoddard	2012	364,044	3,114	6,636	1,203,573	1,577,367
Chairman of the Board, President and CEO	2011	358,310	7,509	7,509	73,777	447,105

James F. Verhey	2012	167,887	176,766	6,636	541,259	899,548
Exec. Vice President—Finance & CFO	2011	164,279	7,509	7,509	39,311	218,608

Terry L. Cook	2012	301,197	3,114	6,636	915,522	1,226,469
Exec. Vice President, General Counsel and Secretary	2011	296,453	7,509	7,509	46,320	357,791

(1)

The “Option Awards”; “Non-Equity Incentive Plan Compensation”; and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” columns have been eliminated from the Summary Compensation Table because there were no reportable events/compensation earned for the applicable years for such items. While the compensation of the executive officers is paid by Business Staffing, Inc. which leases employees to the Company, such compensation is reflected

KAISER VENTURES LLC AND SUBSIDIARIES

in this Summary Compensation Table because the Company reimburses Business Staffing for these costs, without profit or mark-up.
(2)	The salary amount was not reduced for any employee contributions to our 401(k) Savings Plan and Supplemental Executive Retirement Plans.
(3)	This represents the cash bonus amount received by the executive officers under the terms of the Executive Officer New Revenue Bonus Incentive Plan. In addition to cash, 50% of the bonus is awarded in units. Under the terms of Mr. Verhey’s employment agreement, as it existed in 2012, he was to be paid a special bonus depending upon the sales price of the Company’s interest in WVMRF, LLC. With the sale of the ownership interest in WVMRF, LLC in April 2012, Mr. Verhey was paid a bonus of $173,652.
(4)	Represents value of 25,000 Class A Units issued to each executive officer under his respective employment agreement as it existed during 2012 and the value of units issued by the Company to each executive officer under the terms of the Executive Officer New Revenue Bonus Incentive Plan.
(5)	In exchange for the termination of their existing employment agreements and entering into Transition Employment Agreements effective January 1, 2013, which reduce their annual base salary and terminated or reduced certain compensation plans and benefits, payment of the cash severance of the executive officers was accelerated and paid as of December 28, 2012, with Messrs. Stoddard , Verhey and Cook being paid two year’s annual base salary totaling, $728,086, $333,814, and $602,392, respectively. In addition, Messrs. Stoddard, Verhey and Cook were paid $92,969, $57,217 and $73,007 respectively in cash in lieu of contributions to the Supplemental Executive Retirement Plan for 2012 and on their respective accelerated severance compensation. As a result of the sale of the ownership interest in WVMRF, LLC in April 2012, Messrs. Stoddard, Verhey and Cook received a distribution on their Class C Units of $359,423, $143,769, and $215,654, respectively which is reported as compensation for financial statement purposes. Our executive officers are provided with certain health insurance, disability insurance and other non-cash benefits generally available to all salaried employees and therefore are not included in this table under applicable SEC rules. The Company will pay for the unreimbursed cost of comprehensive physicals for its executive officers every two years Mr. Verhey received a comprehensive medical physical in 2011, at the Company’s expense in the amount of $507. These amounts are included in the “All Other Compensation” column as appropriate. Our contributions to the 401(k) Savings Plan, and to the Supplemental Executive Retirement Plan in 2012 and 2011 are listed below.

		COMPANY CONTRIBUTIONS
NAME	YEAR	401 (k) PLAN(a) ($)	SERP(a) (b) ($)	TOTAL TO PLANS ($)
Richard E. Stoddard	2012	23,096	0	23,096
	2011	22,678	13,530	34,174

James F. Verhey	2012	23,096	0	23,096
	2011	15,071	0	15,071

Terry L. Cook	2012	23,096	0	23,096
	2011	22,678	7,410	30,088

(a)	Reported in the “All Other Compensation” column.
(b)	No contributions were made to the Supplemental Executive Deferred Compensation Plans in 2012 but the amount that would have otherwise been reimbursed by the Company for such contributions was paid in cash to the executive officers. Such amount is included under “All Other Compensation.”

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

NAME	YEAR	COMPANY’S PREMIUM PAYMENTS(a) ($)
Richard E. Stoddard	2012	1,726
	2011	1,726

James F. Verhey	2012	1,166
	2011	1,166

Terry L. Cook	2012	1,523
	2011	1,523

KAISER VENTURES LLC AND SUBSIDIARIES

(a)	Does not include the cost of a $50,000 term life insurance policy that we pay for all employees of the Company, other than certain part-time employees.

Both Mr. Stoddard and Mr. Verhey reside outside Southern California. As a part of the terms of their employment, we pay or reimburse them for their commuting, rental car and hotel expenses as well as other miscellaneous commuting expenses such as parking fees and mileage reimbursement for use of a private vehicle.

		COMMUTING EXPENSES
NAME	YEAR ($)	AIRFARE ($)	LODGING ($)	CAR SERVICE ($)	RENTAL CAR ($)	MISC. ($)	TOTAL ($)
Richard E. Stoddard	2012	13,631	7,630	—	5,183	2,033	28,477
	2011	12,228	8,459	129	5,049	2,291,019	28,154

James F. Verhey	2012	5,179	3,006	—	2,391	2,568	13,144
	2011	4,506	4,204	—	3,870	2,479	15,059

Mr. Cook receives an annual automobile allowance of $7,200 but such auto allowance terminated commencing with calendar year 2013.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

The Company has no outstanding options. All of the Company’s unexercised options expired as of December 31, 2008. However, under the terms of their respective January 1, 2007 employment agreement (which were terminated December 31, 2012), each executive officer was issued 25,000 Class A Units in 2011 and in 2012. The executive officers were issued 25,000 units for the year ended December 31, 2010 in January 2011 and an additional 25,000 units in October 2011 which represents an acceleration of the grant of units due for 2011. The annual equity grant due for 2012 which is normally issued around January 15th of each year was accelerated to December 31, 2012. Additionally, each of the executive officers is to be granted restricted Class A Units under the terms of the Executive Officer New Revenue Participation if a bonus is earned. A bonus was earned for 2011 and 2012 under such Plan but due to the Board’s approval of the Plan of Dissolution, the Board elected to pay the bonus due for 2012 all in cash.

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

The terms of the Incentive Units set “threshold” and “target” sale prices for our remaining assets. The Participating Officers, as a group, receive 5% of the aggregate net proceeds from an asset sale in excess of the threshold. If the net proceeds exceed the higher target sale value, the Participating Officers, as a group, receive

KAISER VENTURES LLC AND SUBSIDIARIES

10% of the aggregate net proceeds from such sale in excess of the target. The Incentive Units do not contain a maximum cap as to the amount distributable to such units.

The Class C Units are held by Participating Officers still employed by Kaiser LLC, and, until January 15, 2013, upon a Participating Officer’s departure, all Class C Units are automatically converted into Class D Units. Two former officers of Kaiser LLC hold a total of 200 Class D Units. The percentage of participation in any distribution on the Class C and D Units was “frozen” for the Class C and D unit holders effective as of the close of business December 31, 2012. The following table sets forth the number of Incentive Units held by the Participating Officers that are also named executive officers.

PARTICIPATING OFFICER	CLASS C UNITS
Richard E. Stoddard	400
Terry L. Cook	240
James F. Verhey	160

The Incentive Units do not have the right to vote on any matter, except as required by law. Neither the Incentive Units nor any rights to distributions with respect to such units may be transferred by any Participating Officer. The Incentive Units do not have a termination date.

Each Incentive Unit will be allocated an amount of the profits of the Company equal to the amount of any distribution with respect to such Incentive Unit, with the character (capital gain, ordinary income, etc.) of the profits to reflect the portion of each type of income recognized by the Company with respect to that asset(s) after January 1, 2002, as determined by the Board in good faith. Therefore, the total amount that Participating Officers will receive pursuant to the terms of the Incentive Units can only be determined upon sale of all of our assets and satisfaction of our general obligations and liabilities. The following table sets forth the total amount that would be earned by the Participating Officers, assuming that the proceeds generated from the sale of each major remaining asset and the related cash available for distribution to members equals the specified target for such asset. (The target amount has been adjusted to reflect the target amount paid as a part of the distribution on the Class D Units resulting from the sale of the WVMRF, LLC ownership interest in April 2012).

	PERIOD UNTIL PAYOUT		ESTIMATED AGGREGATE FUTURE PAYOUTS UNDER NON-STOCK PRICE- BASED PLAN
NAME			THRESHOLD ($)		TARGET ($)	MAXIMUM ($)
Richard E. Stoddard (1)	N/A	(2)	0	(3)	$407,492	N/A	(4)
James F. Verhey (1)	N/A	(2)	0	(3)	$162,997	N/A	(4)
Terry L. Cook (1)	N/A	(2)	0	(3)	$244,495	N/A	(4)

(1)

The actual participation percentage of each Participating Officer in any distributions to the Incentive Units was “frozen” effective as of December 31, 2012, with Messrs. Stoddard, Verhey and Cook participation percentages being 46.8%, 18.7% and 28.1% respectively of the total amount of any future distributions on the Class C and D Units. The remaining 6.4% would be distributed to the Class D Unit holders, which are former officers of the Company.

(2)	The right to distributions primarily depends upon the sale of Kaiser LLC’s remaining major assets for aggregate net proceeds in excess of the previously established threshold levels.
(3)

Participating Officers are only entitled to receive distributions on their Incentive Units if and when Kaiser LLC sells a remaining major asset for aggregate net proceeds in excess of the previously established sale price threshold for such asset, or, in the event of the sale of the Company, in excess of the previously set sale price (net of expenses and taxes) for the overall Company. If net proceeds generated from the sale exceed the applicable thresholds, then the Participating Officers, as a group, would receive as a distribution on their Incentive Units cash equal to 5% of any amount over the applicable threshold up to the applicable target.

KAISER VENTURES LLC AND SUBSIDIARIES

(4)

There is no maximum cap as to distribution to the holders of Incentive Units. In the event proceeds in excess of the target are generated, the Participating Officers, as a group, would receive distributions equal to 10% of the aggregate net proceeds realized in excess of the target.

Due to the sale of the Company’s indirect ownership interest in WVMRF, LLC, a distribution totaling $718,846 was made on the Class C Units and of $51,889 was made on the Class D Units in April 2012. The distribution on the Class D Units is considered executive officer compensation solely for the purposes of the Company’s financial statements.

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

NON-QUALIFIED DEFERRED COMPENSATION PLANS

Supplemental Executive Retirement Plan. BSI also sponsors a non-qualified deferred compensation plan which mirrors the qualified 401(k) plan discussed immediately above. Contributions to such plan commence once a participant reaches the maximum annual Social Security wage base. However, BSI has elected to “freeze” company contributions to such plan. The amount that would otherwise have been a company contribution to such plan will be paid in cash to the eligible participants. The assets of this plan are held in a “rabbi” trust.

Limited Participation Deferred Compensation Plan. A second deferred compensation plan was established in 2007 in which Richard E. Stoddard and Terry L. Cook participate. SERP 2 was established in 2007 with amounts accrued on behalf of Mr. Stoddard and Mr. Cook as transition payments under their respective former employment agreements. No additional contributions were made to SERP 2 after its initial funding in 2007. Like the terms of their previous employment agreements, the amounts in this Plan were subject to forfeiture if the executive officer is terminated for “cause” as defined in the Supplemental Plan (which is the same definition as contained in the employment agreements of the executive officers) or if the officer should voluntarily terminate his employment. All amounts in SERP 2 plan fully vested on December 31, 2011. Since SERP 2 is fully vested, payments may commence, upon the officer’s death, permanent disability, or the termination of the officer for any reason. This supplement plan’s assets are held in a “rabbi trust” and all investment earnings or losses shall accrue to the account of each officer under the supplemental plan. As a result of the vesting of SERP 2 for the two executive officers, the Company incurred a compensation expense which was $1,001,000 as of December 31, 2011. As of January 1, 2012, BSI became the sole sponsor, administrator and employer for SERP 2.

As of September 30, 2012, SERP 2 was combined with SERP 1 so that there is currently only one SERP. Beginning with calendar year 2013, there will be no further contributions to SERP 1 by BSI which were reimbursed by the Company or direct cash payments in lieu of contributions to SERP 1.

EXECUTIVE OFFICER COMPENSATION

Business Staffing, Inc. leases employees and provides administrative services to Kaiser LLC. Kaiser LLC reimburses Business Staffing for all employee and related expenses without markup or profit.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS-ORIGINAL EMPLOYMENT AGREEMENTS

Each of the executive officers of Kaiser was employed during 2012 under an employment agreement that was entered into as of January 1, 2007. Such employment agreements were amended in November 2009 with the amendment clarifying the circumstances requiring the payment of severance and again amended in May 2011 to provide that upon the occurrence of a change of control as that term is defined in the second amendment to the

KAISER VENTURES LLC AND SUBSIDIARIES

employment agreement, the Company shall immediately fund all severance and other benefits. The 2007 employment agreements, as amended are referenced herein as the Original Employment Agreements. However, the Original Employment Agreements were terminated as of the close of business December 31, 2012, and the executive officers entered into new Transition Employment Agreements with an effective date of January 1, 2013.

General Terms and Compensation Under the Original Employment Agreements. Except for the name, title, duties, amount of salary, and a special bonus that was earned by James Verhey upon the sale of Kaiser’s interest in the West Valley MRF, the terms of the Original employment agreements are the same in all material respects. The agreements commenced as of January 1, 2007, and were for a term of five (5) years (the “Initial Term”) and continue thereafter on a month-to-month basis until Kaiser has disposed of all of its material assets. Under the terms of the Original Employment Agreements, as of January 1, 2012, Messrs. Stoddard, Verhey and Cook have base salaries of $364,043; $166,907 and $301,196 respectively. Base salaries were to be adjusted annually by no less than utilizing the Consumer Price Index for Urban Wage Earners and Clerical Workers, U.S. City Average, All Items, published by the Bureau of Labor Statistics of the United Stated Department of Labor. As a result, such an adjustment was made to the base salaries of the officers as of January 1, 2012. However, as discussed in more detail below under “Transition Employment Agreements,” the cost of living adjustment was waived by the executive officers for 2012 and was terminated for future calendar years.

During the term of their employment under the Original Employment Agreements, each executive officer was awarded 25,000 Kaiser Class A Units as of January 15 of each year beginning January 15, 2007. The amount of the annual award of units was to be reviewed prior to the January 15, 2010 grant by the Board. The Board determined that the Company should continue to make such annual grants to its executive officers as a part of their respective compensation packages. In October 2011, the Board accelerated the issuance of the 25,000 units annual grant for 2011 from January 2012 to October 2011. The annual grant of units for calendar year 2012 was accelerated by fifteen days to December 31, 2012.

The discretionary annual bonus for executive officers was eliminated in the Original employment agreements. A performance based incentive bonus program was adopted to commence effective January 1, 2007, as discussed in more detail below.

Unique to Mr. Verhey’s Original Employment Agreement due to his direct material involvement with the WVMRF is that if during his employment Kaiser’s ownership interest in the West Valley MRF was sold, he would be paid a special bonus based upon the collected net sales price. This bonus was projected in 2007 to be approximately $100,000 but the actual amount of the bonus increased to $176,766 as a result of the higher sales price received for the Company’s sale of its 50% interest in the WVMRF, LLC in April 2012.

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

Severance. If any officer is terminated without cause, including, among other reasons, constructive termination, such officer is entitled to receive cash severance pay equal to two (2) year’s base salary. Additionally, if an officer’s employment agreement expires, severance is due. Severance is payable in one lump sum or, if mutually agreed, over a period of time. In addition, benefits, such as health and dental insurance, continue for two years. In the event an executive officer voluntarily terminates his employment, no severance is due such officer or other additional compensation, other than the compensation due and owing up to the date of termination. The severance payments were guaranteed by Kaiser Ventures.

KAISER VENTURES LLC AND SUBSIDIARIES

Change of Control. The Original Employment Agreements of the officers were amended in May 2011 to provide for the cash funding of severance and other benefits for the officers upon the occurrence of a change of control. However, no compensation is due an officer upon a “change of control” absent an officer’s employment being terminated. A “change of control” is defined as: (i) the approval of any plan or proposal by the unitholders of Kaiser as required by the Kaiser’s operating agreement to dissolve and liquidate Kaiser Ventures unless its business is to be continued without any material change by an Excluded Person (as defined below); (ii) the consummation of the sale, conveyance or other disposition of all or substantially all the assets of Kaiser (in one or a series of transactions to one or more persons) other than to an Excluded Person; (iii) the consummation of a reorganization, merger, share exchange or consolidation other than with an Excluded Person (or other than where the Excluded Person is the surviving entity); (iv) any person becomes an Acquiring Person except as the result of (A) an acquisition of voting securities of Kaiser by Kaiser or (B) an acquisition of voting securities of Kaiser as authorized by the Board of Managers of Kaiser; and/or (v) the date on which there is a change in the majority of the members of the Board of Managers of Kaiser over a rolling twenty-four month period without the affirmative approval of the majority of Managers of Kaiser at the commencement of the applicable twenty-four month period. For purposes of this definition of Change of Control, the following terms will have the following meanings:

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

No severance was payable if an executive was terminated for “cause.”

KAISER VENTURES LLC AND SUBSIDIARIES

EXECUTIVE OFFICER TRANSITION EMPLOYMENT AGREEMENTS

On December 28, 2012, Business Staffing entered into a Transition Employment Agreement with each of the executive officers of the Company with the new employment agreements being effective as of January 1, 2013. The Transition Employment Agreement for each officer replaces and supersedes his respective employment Original Employment Agreement. Following is a summary of the material terms of the Transition Employment Agreements.

Reduced Annual Base Compensation. Beginning January 1, 2013, the annual base compensation of Mr. Stoddard and Mr. Cook was reduced by one-third resulting in a base compensation of $242,695 for Mr. Stoddard and of $200,798 for Mr. Cook. Upon the sale of the Company’s Eagle Mountain assets, Mr. Stoddard’s annual base compensation will be further reduced to $182,021. Mr. Cook’s annual base salary will be further reduced to $100,398 as of January 1, 2014. Mr. Verhey’s annual base salary was reduced to $160,000 beginning January 1, 2013. Mr. Verhey’s annual compensation will be reduced to $0 as of May 1, 2013, unless the Company and Mr. Verhey mutually agree to a consulting agreement prior to or after that date.

Modified and Terminated Compensation Plans and Benefits. Pursuant to the terms of the Transition Employment Agreements, the following compensation plans and benefits were modified or terminated:

Automatic Cola Adjustment Terminated Beginning Calendar Year 2013. Under the terms of the Original Employment Agreement of each executive officer, the officer automatically received a cost-of-living adjustment as of January 1 of each year. The executive officers waived the 2.5% cost-of-living adjustment that was to be received as of January 1, 2013, and agreed to terminate all future automatic cost of living adjustments.

Annual Equity Compensation Grant Termination Beginning Calendar Year 2013. Under the terms of the Original Employment Agreement, each executive officer was to be issued 25,000 Class A Units for each calendar year with the issuance to be made on or about January 15th of the following calendar year. This annual grant of 25,000 Class A Units of the Company was terminated beginning with calendar year 2013 with the issuance of the unit grants that otherwise would have been issued to each executive officer for 2012 accelerated and issued on December 31, 2012.

New Revenue Executive Officer Participation Plan Terminated Beginning Calendar Year 2013. The New Revenue Executive Officer Participation Bonus Plan, an incentive bonus plan in which the executive officers participated, was terminated beginning with calendar year 2013. The bonus payment that may be due the officers under such plan for calendar year 2012 will be paid on or before February 28, 2013.

SERP Contribution Terminated Beginning Calendar Year 2013. The contribution to the supplemental executive retirement plan that is now paid in cash is terminated beginning with calendar year 2013.

Modification of C & D Units. The Company’s Class C and D Units which are held by the Company’s current executive officers and former executive officers respectively will be modified, subject to appropriate approvals, to “freeze” the potential distribution percentage of each Class C or Class D Unit holder as of December 31, 2012.

Termination of Auto Allowance of Mr. Cook Beginning Calendar Year 2013. Pursuant to the terms of his Original Employment Agreement, Mr. Cook was paid an auto allowance of $600 per month. Beginning with calendar year 2013, such auto allowance is terminated.

Modification of Wellness Benefit. The Original Employment Agreement provided that the executive officers are entitled to reimbursement of certain wellness benefits which are directed toward an annual medical physical and a comprehensive medical physical and appropriate tests every two (2) years. Mr. Cook and Mr. Verhey will be entitled to the continuation of such wellness benefit through March 31, 2013. Mr. Stoddard’s wellness benefit was terminated beginning with calendar year 2013.

KAISER VENTURES LLC AND SUBSIDIARIES

Continuing Benefits. Like all other employees, the executive officers will continue to receive medical, dental, vision, and long-term disability insurance benefits. In addition, like other employees employed more than five (5) years, the executive officers have the opportunity to participate in life insurance whereby Business Staffing will pay two-thirds (2/3) of the premium on a life insurance policy or policies with a total benefit equal to three times an employee’s salary. As in previous employment agreements, Messrs. Stoddard and Verhey are reimbursed for their commuting costs to Ontario, California and any rental car and lodging costs.

Acceleration of the Payment of Severance and Equity Grant for 2012. In exchange for entering into the Transition Employment Agreements, the payment of cash severance equal to two (2) year’s annual base salary plus certain benefits was paid to each executive officer as of December 28, 2012. No other cash severance will be due an executive officer but Business Staffing will continue to pay benefits, such as health and dental insurance, for two years upon the termination of the employment of an executive officer. In addition, as previously noted, the annual equity grant of 25,000 Class A Units for calendar year 2012 was accelerated by 15 days to December 31, 2012.

Term of Transition Employment Agreements. Mr. Stoddard’s Transition Employment Agreement terminates at the end of the calendar month in which the Company’s members approve a plan of dissolution and liquidation for the Company. If the Plan of Dissolution and New Operating Agreement are approved by the Company’s Class A members, Mr. Stoddard will become the Liquidation Manager for the Company and he will be retained as by the Company pursuant to the Liquidation Manager Agreement between the Company and Mr. Stoddard dated January 15, 2013. Mr. Verhey’s Transition Employment Agreement is scheduled to terminate April 30, 2013, but it may be extended by the mutual agreement of BSI and Mr. Verhey on a month-by-moth basis thereafter. Mr. Cook’s Transition Employment Agreement is scheduled to terminate June 30, 2014, but may be extended to December 31, 2014.

LIQUIDATION MANAGER AGREEMENT

On January 15, 2013, the Company entered into a Liquidation Manager Agreement with Richard E. Stoddard, the Company’s current President, Chief Executive Officer, and Chairman of the Board of Managers. However, even though the Company approved and entered into the Liquidation Manager Agreement, such agreement is not effective until approval of the Plan of Dissolution by the Company’s Class A Members (the “Effective Date”). Until such time as the Liquidation Manager Agreement becomes effective, Mr. Stoddard’s Transition Employment Agreement with Business Staffing, Inc. will remain in place.

Duties and Powers of the Liquidation Manager. As of the Effective Date, Mr. Stoddard as the liquidation manager shall have all of the powers and rights conferred upon the Liquidation Manager by the Liquidation Manager Agreement, by the Plan of Dissolution and the New Operating Agreement for the Company (collectively the “Governing Documents”). These powers and rights include, but are not limited to, for and on behalf of the Company, the power and right to: (i) identify, settle, compromise, litigate, establish reserves or otherwise resolve any disputed claims; (ii) sell, abandon, liquidate and otherwise convert to cash, any non-cash assets (including the receipt of installment or royalty payments) expeditiously and in such manner as he believes to be in the best interests of the Company; and (iii) employ or engage such personnel, consultants and professionals as may be necessary or appropriate to assist in the implementation of the dissolution, liquidation and winding up of the Company.

Consulting Compensation of the Liquidation Manager. As the Liquidation Manager, Mr. Stoddard will be treated and compensated as a 1099 consultant as his employment under the terms of his Transition Employment Agreement with Business Staffing will terminate. Commencing the first day of the month following the Effective Date, the Liquidation Manager shall be compensated for his consulting services to the Company and its affiliates as follows:

a. Except as described in subparagraph c below, until the transfer of substantially all of the Company’s ownership interests in KEM, Lake Tam and MRC or the assets of such entities (collectively, the

KAISER VENTURES LLC AND SUBSIDIARIES

“Eagle Mountain Assets”) to a third party in one or a series of transactions, the Liquidation Manager shall be paid a consulting fee of $23,000 per month in arrears for all of his services to the Company and its affiliates as Liquidation Manager.

b. Except as described in paragraph c below, upon the closing of the transfer of the Eagle Mountain Assets to a third-party in one or a series of transactions, the Liquidation Manager shall be compensated for all of his services performed in connection with the Liquidation Manager Agreement at the rate of $17,500 per month in arrears.

c. The Liquidation Manager’s monthly consulting compensation is scheduled to terminate on June 30, 2014, but this date may be extended up to December 31, 2014, if there is no previous transaction for the Eagle Mountain Assets and a transaction for the sale or other third-party transfer of the Eagle Mountain Assets is reasonably likely to occur on or before December 31, 2014, or if there are material uncertainties with regard to the final liquidation of the Company, such as the final resolution of all claims. Upon the cessation of the payment of the monthly consulting compensation, and if the Liquidation Manager Agreement has not been otherwise terminated, the Liquidation Manager may continue to provide services to the Company and its affiliates as provided in the Liquidation Manager Agreement (subject to the termination of the Liquidation Manager Agreement) and the Liquidation Manager shall thereafter be compensated on a contingent basis pursuant to a separate agreement or amendment to the Liquidation Manager Agreement which is to be negotiated and entered into by the Company and Mr. Stoddard on or before the Effective Date.

d. The Liquidation Manager shall be reimbursed for all his reasonable out-of-pocket expenses that he incurs in connection with performing the duties, responsibilities and obligations of the Liquidation Manager under the Governing Documents.

Termination of the Liquidation Manager Agreement. Once, and if, the Liquidation Manager Agreement becomes effective, the Liquidation Manager Agreement will terminate upon the resignation, death, permanent disability or removal of the Liquidation Manager or upon the later of:

a. The filing by the Company of a Certificate of Cancellation with the State of Delaware; or

b. Thirty (30) days following a separate entity or entities assuming all the claims of the Company and all the assets of the Company have been sold or otherwise transferred and there are no material cash assets yet to be collected or obtained.

The Member Representative, who is designated under the New Operating Agreement as Terry L. Cook, the Company’s current Executive Vice President-Administration and General Counsel (subject to the approval of the New Operating Agreement by the Company’s members), may remove the Liquidation Manager as provided in the Governing Documents. In addition, members of the Company owning collectively at least five percent (5%) of the Company (or their designated representative) may petition the Delaware Chancery Court for the removal of the Liquidation Manager for “cause.” For purposes of the Liquidation Manager Agreement, “cause” shall mean.

a. A willful material breach by the Liquidation Manager of any provision of the Governing Documents or applicable law;

b. Gross negligence or dishonesty in the performance of the Liquidation Manager’s duties;

c. Engaging in conduct or activities or holding any position that materially conflicts with the interests of the Company, its members or creditors, or materially interferes with the Liquidation Manager’s duties and responsibilities to the Company or its affiliates; or

d. An act of fraud, embezzlement or theft in connection with the Liquidation Manager’s services for the Company or its affiliates or the conviction of the Liquidation Manager of any felony.

KAISER VENTURES LLC AND SUBSIDIARIES

Current Salary of Executive Officers. Under the terms of the Transition Employment Agreement for each executive officer, set forth below is the annual base salary of Kaiser’s Chief Executive Officer and each of its other named executive officers as of March 1, 2013:

NAME	ANNUAL BASE SALARY
Richard E. Stoddard	$242,695
Terry L. Cook	$200,798
James F. Verhey	$160,000

EXECUTIVE OFFICER NEW REVENUE INCENTIVE PARTICIPATION PLAN

Through calendar year 2012, the officers were eligible for an incentive bonus under the “Executive Officer New Revenue Incentive Bonus Plan” that was adopted effective January 1, 2007 (the “Performance Bonus Plan”). Under the terms of the Transition Employment Agreements, the Performance Bonus Plan was terminated effective beginning with calendar year 2013. Thus, the following information is furnished for purposes of understanding the Performance Bonus Plan as in effect through 2012.

Pursuant to this incentive plan, eighteen percent (18%) of the annual New Net Revenue of the Company, as defined in the Performance Bonus Plan shall be awarded as a bonus pool to the current executive officers and to any new executive officer as may be provided in the Performance Bonus Plan. Any performance bonus payable under the Performance Bonus Plan shall be paid equally among the executive officers and shall be paid 50% in Class A Units and 50% either in cash or by a contribution to the account of the respective officer under the SERP or any other tax deferred plan that may be established in the discretion of Business Staffing. However, due to the anticipated dissolution and liquidation of the Company, the bonus payable to the executive officers for calendar year 2012 was all in cash.

“New Revenue” means all revenue generated from new lines of business or new sources of revenue for Kaiser that are not historically recurring revenues as of January 1, 2006. New Revenue does not include revenues generated from the sale of Kaiser’s existing assets and projects, except as provided in the Performance Bonus Plan, distributions from Kaiser’s interest in West Valley MRF, LLC, revenues generated as a result of landfill operations at Eagle Mountain, interest and investment income. “New Revenue Expenses” means all incremental and new direct and indirect expenses incurred in the generation of New Revenue but New Revenue Expenses shall not include the amortization or depreciation cost of any existing asset or an allocation of any fixed expense or charge, including the allocation of the base salary and benefits of existing employee positions of the Company. “Net New Revenue” is the positive difference, if any, of New Revenue less New Revenue Expenses for any give calendar year. The Performance Bonus Plan is administered by a committee composed of the individuals serving on Kaiser’s Human Relations Committee. Bonuses for 2011 and 2012 have been approved by the Board of Managers and subsequently paid per this incentive plan. [Accordingly, the bonus for calendar year 2012 was calculated and approved on February 27, 2013, with Messrs. Stoddard, Verhey and Cook each being paid 36,5231 as a cash bonus.]

HUMAN RELATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATIONS

During the year ending December 31, 2011, the Human Relations Committee consisted of Messrs. Bitonti (Chairman), and Fawcett. Mr. Fawcett was President and Chief Operating Officer of Kaiser from January 1996, until his retirement from full time duties on January 15, 1998. Mr. Fawcett performs very limited work for the Company from time-to-time. Mr. Fawcett’s compensation is summarized in the “Manager Compensation” table located on the next page.

KAISER VENTURES LLC AND SUBSIDIARIES

MANAGER COMPENSATION

During 2012 non-employee managers were paid on the following basis:

DESCRIPTION OF COMPENSATION FOR NON-EMPLOYEE MANAGERS	AMOUNT
Annual Cash Retainer	$20,000
Chairman of Committee-Additional Annual Cash Retainer	$5,000	*
Meeting Fee-(In Person)	$1,500
Meeting Fee-(Telephonic)	$1,000
Annual equity grant (Class A Units)	5,000

*	The chairman of the Audit Committee receives an additional $2,500 annual cash retainer.

Each non-management member of the Board of Managers receives an annual grant of 5,000 Class A Units. In addition, beginning in 2004 Mr. Fawcett was included in the annual unit grants. Accordingly, in a typical year a total of 20,000 Class A Units are issued collectively to the members of the Board of Managers.

We do not provide retirement benefits for non-employee managers. The individuals serving on the Board of Managers are reimbursed for their reasonable out-of-pocked expenses incurred in serving on the Board of Managers.

MANAGER COMPENSATION TABLE FOR 2012(1)

Name	Fees Earned or Paid in Cash ($)		Unit Awards ($)(2)	Total ($)
Sarah J. Anderson	37,000		1,200	38,200
Ronald E. Bitonti	38,500	(3)	1,200	39,700
Gerald A. Fawcett (4)	—		1,200	1,200
Richard E. Stoddard(5)	—		—	—
John Kluesener(6)	29,500		1,200	30,700

(1)	The “Option Awards”; “Non-Equity Incentive Plan Compensation”; “Change in Pension Value and Non-qualified Deferred Compensation”; and “All Other Compensation” columns have been eliminated from the Manager Compensation Table because there were no reportable events/compensation earned for such items in 2012.
(2)	The Company’s Class A Units are not publicly traded. The $.24 per Class A Unit value is based upon the average sales price of the few private sales of units that did occur during the six-month period prior to the date of the unit’s issuance.
(3)	This amount does not include the annual retainer of $2,000 per year Mr. Bitonti receives for serving on the Board of Directors of KSC Recovery, Inc., the bankruptcy estate of Kaiser Steel Corporation. The retainer beginning in 2013 was increased to $6,000.
(4)

Mr. Fawcett currently provides very limited work on our behalf through Business Staffing, Inc. on various matters and projects in addition to his work on the Board of Managers. Accordingly, he is considered an employee for

KAISER VENTURES LLC AND SUBSIDIARIES

compensation purposes and is paid an annual salary of $60,000. He is not paid additional compensation for serving on the Board of Managers except for the annual award of 5,000 Class A Units. Mr. Fawcett also receives, dental, and vision insurance benefits made available to all employees of Business Staffing, Inc.
(5)	As an employee—manager, Mr. Stoddard receives no additional compensation for serving on the Company’s Board of Managers. His compensation as an executive officer is summarized under “Item 11. EXECUTIVE COMPENSATION—Summary Compensation Table.”

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

Item 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

PRINCIPAL UNIT MEMBERS

The following table sets forth, based upon the latest available filings with the Securities and Exchange Commission and from the Company’s Class A Unit member ownership list (generally reporting ownership as of December 31, 2012, the number of Class A Units owned by each person known by us to own of record or beneficially five percent (5%) or more of such units.

Name and Address of Beneficial Owner	Number of Class A Units Beneficially Owned	% of Issued and Outstanding Class A Units (1)
Ascend Capital Holdings Corporation One Montgomery St., Suite 3300 San Francisco, CA 94104	656,000	9.24%
Kaiser’s Voluntary Employees’ Beneficiary Association Trust (VEBA) (2) 9786 Sierra Avenue Fontana, CA 92335	656,987	9.25%
Pension Benefit Guaranty Corporation(3) J.P Morgan Asset Management 8044 Montgomery Road, Suite 382 Cincinnati, OH 45236	407,415	5.82%
Richard E. Stoddard(4) 337 N. Vineyard Avenue, 4th Floor Ontario, California	429,668	6.05%
Willow Creek Capital Partners 300 Drakes Landing Road, Suite 230 Greenbrae, California	756,200	10.66%

(1)	The percentage for each member is based on the total number if issued and outstanding Class A Units as of March 1, 2013, including the 104,267 Class A Units reserved but not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units deemed outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units.
(2)	VEBA received its shares in Kaiser as a creditor of the KSC bankruptcy. VEBA’s shares in Kaiser are held in trust by AST Trust Company.
(3)	PBGC received its shares in Kaiser as a creditor of the KSC bankruptcy. The Company understands that J.P. Morgan Asset Management has a contract with PBGC pursuant to which it has full and complete investment discretion with respect to substantially all of the units owned by PBGC, including the power to vote such securities. Substantially all of the PBGC’s units are held through a nominee Beat & Co.
(4)	Ownership reported as of March 1, 2013.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SECURITY OWNERSHIP OF MANAGEMENT

This table below reflects the number of Class A Units beneficially owned by the Company’s: (1) managers; (2) named executive officers; and (3) all of its managers and named executive officers as a group, as of March 1, 2013. The Company has no outstanding options

Name	Class A Units Beneficially Owned(1)	% of Issued and Outstanding Class A Units(2)
Richard E. Stoddard, CEO, President & Chairman	429,668	6.05%
Gerald A. Fawcett, Vice Chairman(3)	179,059	2.52%
James F. Verhey, Executive Vice President - Finance & CFO	195,437	2.75%
Terry L. Cook, Executive Vice President - Administration, General Counsel & Corporate Secretary	311,811	4.39%
Sarah J. Anderson, Manager	22,500	*
Ronald E. Bitonti, Manager (4)	67,396	*
John Kluesener	22,500	*
All officers and managers as a group (7 persons) (1)	1,228,371	17.31%

*	Less than one percent.
(1)	The Company has no outstanding options as all previously unexercised options expired December 31, 2008.
(2)	The percentage for each individual is based on the total number of issued and outstanding Class A Units (including the 104,267 Class A Units which have been issued but are reserved and not yet distributed to the Class 4A unsecured creditors of KSC and 113,250 Class A Units reserved for those who have yet to convert their Kaiser Inc. stock to Kaiser LLC Class A Units as a result of the merger).
(3)	Mr. Fawcett retired as President and Chief Operating Officer of Kaiser effective January 15, 1998.
(4)	Mr. Bitonti is Chairman of the VEBA Board of Trustees. He disclaims any beneficial ownership interest in the units beneficially owned by VEBA.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

We entered into an Amended and Restated Administrative Services Agreement with Business Staffing, Inc. (“BSI”) effective as of the close of business December 31, 2010. BSI was established in 2001 in connection with the conversion of Kaiser Ventures Inc. to a limited liability company. BSI is an administrative services company whose business is to provide staffing and administrative services to the Company. Pursuant to the Administrative Services Agreement in effect prior to January 1, 2011, BSI was reimbursed by the Company only for the expenses it incurred in providing staffing and administrative services for the benefit of the Company and its subsidiaries without mark-up or profit. BSI continued to provide services for the Company and its subsidiaries on such basis after December 31, 2010. However, BSI is no longer be reimbursed for certain items such as federal and state income taxes as it was prior to January 1, 2011. The Amended and Restated Administrative Services Agreement is for an initial two year term with such term being extended annually thereafter unless either party elects to terminate such agreement. The total amount paid (i.e., reimbursed to BSI) in 2012 was $4,060,199. BSI did not make any profit on the amount reimbursed to it.

The Company also entered into an agreement for and closed on the sale of its BSI subsidiary, as of the close of business December 31, 2010, to Richard E. Stoddard, James F. Verhey and to Tri-C, LLC, a limited liability

KAISER VENTURES LLC AND SUBSIDIARIES

company controlled by Terry L. Cook. Messrs. Stoddard, Verhey and Cook are the executive officers of the Company. The Board of Managers of the Company, with Mr. Stoddard abstaining, approved the sale transaction.

The Company has determined that Business Staffing, Inc. is a variable interest entity due to a lack of sufficient equity at risk even though the Company does not own any interest in Business Staffing, Inc. which is 100% owned by three officers of the Company. The Company has also determined it is the primary beneficiary of Business Staffing, Inc. because the Company has the power to direct activities that most significantly impact the economic performance of Business Staffing, Inc. Accordingly, the Company has consolidated this entity into the consolidated financial statements. The equity of the variable interest entity has been reflected as a non-controlling interest as of December 31, 2011 and December 31, 2012.

There was no material financial impact to the financial statements of the Company as a result of the sale of BSI as of the close of business December 31, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor and Fees

The Audit Committee appointed Moss Adams as the Company’s independent registered public accounting firm for 2010, 2011 and 2012.

Fees (including reimbursements for out-of-pocket expenses) paid to Moss Adams LLP for services in fiscal 2011 and 2012 were as follows:

	MOSS ADAMS LLP
Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit – Fees	$93,000,	$106,000
Audit – Related Fees	$42,000	$42,000
Tax Fees	$53,000	$86,000
All Other Fees	$59,000	$25,000

Total Fees	$247,000	$259,000

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

(a) Exhibits.

The following exhibits are filed as part of this Form 10-K.

EXHIBIT INDEX

(* Indicates compensation plan, contract or arrangement)

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

2.1	Second Amended Joint Plan of Organization as Modified, as filed with the United States Bankruptcy Court for the District of Colorado on September 19, 1988, incorporated by reference from Exhibit 2.1 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.2	Second Amended Joint Plan of Reorganization Modification, as filed with the United States Bankruptcy Court on September 26, 1988, incorporated by reference from Exhibit 2.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.3	United States Bankruptcy Court Order dated October 4, 1988, confirming the Second Amended Joint Plan of Reorganization as Modified, incorporated by reference from Exhibit 2.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

2.4	Agreement and Plan of Merger between Kaiser Ventures Inc. and Kaiser Ventures LLC, incorporated by reference from Exhibit 2.6 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

2.5	Certificate of Merger to be filed with the Secretary of State of Delaware, incorporated by reference from Exhibit 2.7 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on October 19, 2001.

3.1	Certificate of Formation of Kaiser Ventures LLC, filed with the Delaware Secretary of State on July 10, 2001, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC Registration Statement on Form S-4, filed on July 16, 2001.

3.2	Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of October 1, 2001, incorporated by reference from Exhibit 3.2 to Kaiser Ventures LLC’s Registration Statement Form S-4 filed on October 16, 2001.

3.3	First Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement, effective as of January 15, 2002, incorporated by reference from Exhibit 3.3 to Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2001.

3.4	Second Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement effective April 15, 2009, incorporated by reference from Exhibit 3(i) to Kaiser Ventures LLC’s Form 8-K filed on April 15, 2009.

3.5	Third Amendment to Amended and Restated Kaiser Ventures LLC Operating Agreement effective November 3, 2010, incorporated by reference from Exhibit 3(i) to Kaiser Ventures LLC’s Form 8-K dated November 3, 2010.

3.6	Fourth Amendment to the Amended and Restated Kaiser Ventures LLC Operating Agreement dated May 11, 2011, incorporated by reference from Exhibit 3.1 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

3.7	Second Amended and Restated Kaiser Ventures LLC Operating Agreement as approved by Kaiser Ventures LLC’s Board of Managers on January 15, 2013, incorporated by reference from Exhibit 3.2 to Kaiser Ventures LLC’s Report on Form 8-K dated January 15, 2013.

10.1	Lease Entered into between Kaiser Eagle Mountain, Inc., and Mine Reclamation Corporation, dated November 30, 1988, incorporated by reference from Exhibit 10.1 of the Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1988.

10.1.1	First Amendment dated December 18, 1990, to Lease dated November 30, 1990 between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from the Kaiser Ventures Inc.’s Form 8-K Report dated December 18, 1990.

10.1.2	Second Amendment dated July 29, 1994, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ending June 30, 1994.

10.1.3	Third Amendment dated January 29, 1995, but effective as of January 1, 1995, to Lease dated November 30, 1990, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.3 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1994.

10.1.4	Fourth Amendment dated effective January 1, 1996, between Kaiser Eagle Mountain, Inc. and Mine Reclamation Corporation, incorporated by reference from Exhibit 10.1.4 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1995.

10.1.5	Indemnification Agreement dated September 9, 1997 among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc, incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.6	Development Agreement to be executed upon consummation of federal land exchange among Riverside County, Mine Reclamation Corporation, Kaiser Eagle Mountain, Inc. Eagle Mountain Reclamation, Inc. and Kaiser Ventures Inc., incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended September 30, 1997.

10.1.7	Operating Agreement for Mine Reclamation, LLC dated June 1, 2000, incorporated by reference from Exhibit 10.1.7 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.2	Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions between County Sanitation District No. 2 of Los Angeles County and Mine Reclamation, LLC incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2000, incorporated by reference from Exhibit 10.2 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.3*	Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated as of January 1, 2007, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated January 10, 2007.

10.3.1*	First Amended Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated November 4, 2009, incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.3.2*	Second Amendment to the Employment Agreement of Richard E. Stoddard dated May 11, 2011, incorporated by reference from Exhibit 10.1 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.4*	Transition Employment Agreement between Business Staffing, Inc. and Richard E. Stoddard dated effective January 15, 2013, incorporated by reference from Exhibit 10.5 of the Kaiser Ventures. LLC’s 8-K dated December 28, 2012.

10.5	Liquidation Manager Agreement between Kaiser Ventures LLC and Richard E. Stoddard dated January 15, 2013, (but not effective until the dissolution proposal is approved by the Company’s Class A members) of the Company, incorporated by reference to Exhibit 10.1* to Kaiser Ventures LLC 8-K dated January 15, 2013.

10.6*	Employment Agreement between Kaiser Ventures Inc. and Gerald A. Fawcett dated as of January 18, 1999, incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 1998.

10.7*	First Amendment to the Employment Letter Agreement of Gerald A. Fawcett dated May 11, 2011, incorporated by reference from Exhibit 10.4 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

10.8*	Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated as of January 1, 2007, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.8.1*	First Amended Employment Agreement between Business Staffing, Inc. and Terry L. Cook dated November 4, 2009, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.8.2*	Second Amendment to the Employment Agreement of Terry L. Cook dated May 11, 2011, incorporated by reference from Exhibit 10.3 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

10.9*	Transition Employment Agreement between Business Staffing, Inc. and Terry L. Cook effective January 15, 2013, incorporated by reference from Exhibit 10.3 of Kaiser Ventures LLC’s 8-K Report dated December 28, 2012.

10.10*	Employment Agreement between Business Staffing, Inc. and James F. Verhey dated as of January 1, 2007, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s 8-K Report dated January 10, 2007.

10.10.1*	First Amended Employment Agreement between Business Staffing, Inc. and James F. Verhey dated November 4, 2009, incorporated by reference from Exhibit 10.2 of Kaiser Ventures LLC’s Form 10-Q for the period ended September 30, 2009.

10.10.2*	Second Amendment to the Employment Agreement of James F. Verhey dated May 11, 2011, incorporated by reference from Exhibit 10.2 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

10.11*	Transition Employment Agreement between Business Staffing, Inc. and James F. Verhey effective January 15, 2013, incorporated by reference from Exhibit 10.2 to Kaiser Ventures LLC’s 8-K dated December 28, 2012.

10.12*	Executive Officer New Revenue Participation Incentive Plan adopted to be effective January 1, 2007, incorporated by reference from Exhibit 10.4 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.13*	Business Staffing, Inc. Supplemental Deferred Compensation Plan dated January 10, 2007, incorporated by reference from Exhibit 10.5 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

10.13.1*	Non-Qualified Deferred Compensation Agreement dated January 10, 2007, incorporated by reference from Exhibit 10.6 of Kaiser Ventures LLC’s Form 8-K Report dated January 10, 2007.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

10.14*	Board of Directors Stock Plan adopted May 10, 2000, incorporated by reference from Exhibit 10.19 of Kaiser Ventures Inc.’s Form 10-K Report for the year ended December 31, 2000.

10.15	Form of Indemnification Agreement for individuals serving on the Board of Managers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.25 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.16	Form of Indemnification Agreement for officers of Kaiser Ventures LLC, incorporated by reference from Exhibit 10.26 of Kaiser Ventures LLC’s 10-K Report for the year ended December 31, 2001.

10.17	Members Operating Agreement dated June 19, 1997 between Kaiser Recycling Corporation and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.17.1	Second Amendment to Members Operating Agreement dated December 1, 2001, incorporated by reference from Exhibit 10.18.1 of Kaiser Ventures LLC’s 10-KSB Report for the year ended December 31, 2004.

10.17.2	Performance Guaranty and Indemnification Agreement (KRC Obligations) dated June 19, 1997 given by Kaiser Ventures Inc. for the benefit of West Valley MRF, LLC and West Valley Recycling & Transfer, Inc., incorporated by reference from Exhibit 10.1.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.18	Environmental Compliance Agreement dated as of June 19, 1997 between West Valley MRF, LLC and Union Bank of California, N.A., incorporated by reference from Exhibit 10.5 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.19	Environmental Guaranty Agreement dated as of June 19, 1997 given by Kaiser Ventures Inc. and Kaiser Recycling Corporation for the benefit of Union Bank of California, N.A., incorporated by reference from Exhibit 10.5.1 of Kaiser Ventures Inc.’s 10-Q Report for the period ended June 30, 1997.

10.19.1	First Amendment and Restated Environmental Guaranty Agreement between West Valley MRF, LLC and Union Bank of California dated May 1, 2000, incorporated by reference from Exhibit 10.4 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.20	Guaranty and Mandatory Deposit Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.1 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.21	First Amendment and Restated Environmental Compliance Agreement between West Valley MRF, LLC and Union Bank of California, N.A. dated May 1, 2000, incorporated by reference from Exhibit 10.4.2 of Kaiser Ventures Inc.’s Form 10-Q Report for the period ended June 30, 2000.

10.22	Amended and Restated Administrative Services Agreement dated December 31, 2010, between Business Staffing, Inc. and the Company incorporated by reference from Exhibit 10.1 of Kaiser Ventures LLC’s Form 8-K dated December 31, 2010.

10.22.1	First Amendment to the Amended and Restated Administration Service Agreement between the Company and Business Staffing, Inc. dated May 11, 2011, incorporated by reference from Exhibit 10.5 to Kaiser Ventures LLC’s Form 10-Q for the period ended March 31, 2011.

14	Code of Business Conduct and Ethics of Kaiser Ventures LLC incorporated by reference from Exhibit 14.1 of Kaiser Ventures LLC’s Form 10-K Report for the year ended December 31, 2002.

KAISER VENTURES LLC AND SUBSIDIARIES

EXHIBIT NUMBER	DOCUMENT DESCRIPTION

21	Active subsidiaries of Kaiser Ventures LLC are: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling, LLC; Business Staffing, Inc.; and Mine Reclamation, LLC.

24	Power of Attorney (included in the signature page).

31.1	Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

31.2	Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) filed with this Report.

32	Certificates of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350, filed with this Report.

99.1	Amended and Restated Audit Committee Charter of Kaiser Ventures LLC adopted November 11, 2005 incorporated by reference from Exhibit 99, of Kaiser Ventures LLC’s Report on Form 10-QSB for the period ended September 30, 2005.

99.2	Plan of Dissolution and Liquidation as approved by Kaiser Ventures LLC’s Board of Managers on January 15, 2013, incorporated by reference from Exhibit 99.1 to Kaiser LLC’s 8-K dated January 15, 2013.

101	The following materials from Kaiser Ventures LLC’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Changes in Members’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(b) Reports on Form 8-K.

None.

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2013	KAISER VENTURES LLC

	By:	/s/ Richard E. Stoddard
	Name:	Richard E. Stoddard
	Title:	President, Chief Executive Officer and Chairman of the Board of Managers

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

	Signature	Title	Date

1.	Principal Executive Officer

	/s/ Richard E. Stoddard	President, Chief Executive	March 8, 2013
	Richard E. Stoddard	Officer and Chairman of the
Board of Managers
(Principal Executive Officer)

2.	Principal Financial and
Accounting Officer

	/s/ James F. Verhey	Executive Vice President, and	March 8, 2013
	James F. Verhey	Chief Financial Officer (Principal
Financial and Accounting Officer)

KAISER VENTURES LLC AND SUBSIDIARIES

	Signature	Title	Date
4.	Managers

	/s/ Sarah J. Anderson	Manager	March 8, 2013
Sarah J. Anderson

	/s/ Ronald E. Bitonti	Manager	March 8, 2013
Ronald E. Bitonti

	/s/ Gerald A. Fawcett	Manager	March 8, 2013
Gerald A. Fawcett

	/s/ John W. Kluesener	Manager	March 8, 2013
John W. Kluesener