Form 10-Q
period 2013-03-31
KAISER VENTURES LLC
filed 2013-05-14
CIK 1144834

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-33433

KAISER VENTURES LLC

(Exact name of small business issuer as specified in its charter)

DELAWARE	33-0972983
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

337 North Vineyard Ave., 4th Floor

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

At May 1, 2013, the registrant had 7,096,806 Class A Units outstanding including: (i) 104,267 Class A Units outstanding but reserved for distribution to the general unsecured creditors in the Kaiser Steel Corporation bankruptcy; (ii) 113,101 Class A Units outstanding and reserved for issuance to holders of Kaiser Ventures Inc. stock that have to convert such stock into Kaiser Ventures LLC Class A Units; and (iii) 13,000 units outstanding that are subject to certain vesting requirements.

KAISER VENTURES LLC AND SUBSIDIARIES

AVAILABILITY OF PREVIOUS REPORTS

The Company will furnish without charge, to each member, upon written request of any such person, a copy of the Company’s 2012 Annual Report on Form 10-K. Those requesting a copy of such report that are not currently members of the Company may also obtain a copy of the reports directly from the Company upon payment of a nominal photocopying charge. Requests for a copy of any report filed with the Securities and Exchange Commission should be directed to Executive Vice President-Administration, at 337 N. Vineyard Ave., 4th Floor, Ontario, California 91764. All such reports can also be accessed from the Company’s website at www.kaiserventures.com.

The reader is encouraged to read this Report on Form 10-Q in conjunction with the Company’s 2012 Annual Report on Form 10-K as the information contained herein is often an update of the information in such report.

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

ADDITIONAL INFORMATION

A reader of this Report on Form 10-Q is strongly encouraged to read the entire report, together with the Company’s 2012 Annual Report on Form 10K for background information and a complete understanding as to material developments concerning the Company. Such report can be found on Kaiser’s website www.kaiserventures.com under the “Member Relations” tab.

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

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements are located at the end of Item 3, beginning on Page 12 of this Report and are incorporated herein by this reference.

KAISER VENTURES LLC AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS UPDATE

Overview

Our business is developing and monetizing as appropriate the remaining assets we received from the KSC bankruptcy and the possible opportunities related to such assets. In 2000 Kaiser’s then Board of Directors approved a cash maximization strategy with the goal of seeking to reasonably maximize future distributions to our members. On January 15, 2013, our Board of Managers approved a Plan of Dissolution and Liquidation and the attendant Second Amended and Restated Limited Liability Company Operating Agreement, both of which remain subject to approval by the Company’s Class A members. The dissolution of the Company will be a final step in the cash maximization strategy. As a result of comments received from the Securities and Exchange Commission and other factors, the Dissolution and Liquidation Plan and the Second Amended and Restated Limited Liability Company Operating Agreement were each revised by the Board of Managers on April 10, 2013. The Plan of Dissolution and Liquidation (as revised, the “Plan of Dissolution”) and the Second Amended and Restated Limited Liability Company Operating Agreement (as revised, the “New Operating Agreement”) will require the approval of the Company’s Class A members which has been called for May 22, 2013.

Following is a summary of our current material assets other than cash and securities:

•

We own an 84.247% ownership interest in Mine Reclamation, LLC, (referred to as MRC), which had, until late 2011, been seeking to develop a rail-haul municipal solid waste landfill at a property called the Eagle Mountain Site located in the California desert (the “Landfill Project”). On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for Central District of California, Riverside Division, bankruptcy case number 6:11-bk-43596 (the “Bankruptcy Court”). MRC continues to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, Rules and Orders of the Bankruptcy Court. MRC and the County Sanitation District No. 2 of Los Angeles County (the “District”) had entered into an Agreement for Purchase and Sale of Real Property and Related Personal Property in Regard to the Eagle Mountain Sanitary Landfill Project and Joint Escrow Instructions on August 9, 2000 (the “Landfill Project Sale Agreement”). During the pendency of over ten years of federal litigation involving a completed federal land exchange required for the Landfill Project, the closing date under the Landfill Project Sale Agreement had been amended numerous times since December 31, 2000, pursuant to written extension agreements between MRC and the District. Such federal litigation was ultimately lost by MRC when the U.S. Supreme Court declined in March 2011 to hear an appeal of the adverse decision of the U.S. 9th Circuit Court of Appeals. Under each of those amendments, the District had the right to either purchase the Landfill Project by waiving any unsatisfied conditions and proceed with a closing on the transaction or terminate the Landfill Project Sale Agreement. The last extension of the closing date under the Landfill Project Sale Agreement was set to expire on October 31, 2011. However, the District subsequently repudiated, on October 30, 2011, in writing, the terms of this last extension agreement, and threatened to sue MRC to, among other things, compel MRC, at MRC’s sole expense and risk, to further proceed with the permitting of the Landfill Project. As a result of the District’s actions, MRC filed for bankruptcy protection in order to preserve and protect its assets and options with respect to its assets. MRC major assets are: (i) a lease with Kaiser Eagle Mountain, LLC, (referred to as “KEM”) for Landfill Project property, which lease is in default; (ii) an option to purchase Landfill Project property for $1.00 subject to the terms and conditions of such option including the right of KEM to reserve from the Landfill Project property all mineral rights from such property provided that the right to mine and process minerals shall not materially interfere with the Landfill Project; and (iii) various permits

KAISER VENTURES LLC AND SUBSIDIARIES

and approvals related to the Landfill Project. For additional information on MRC and the Landfill Project see below in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—EAGLE MOUNTAIN LANDFILL PROJECT AND MRC.

•

We own 100% of KEM that owns and controls approximately 10,000 acres of land at Eagle Mountain, California in Riverside County near Desert Center, California (referred as the “Eagle Mountain Site”) on which exists millions of tons of iron ore resources and mined rock. With this large amount of iron ore reserves and with the relatively high current market prices for iron ore and other commodities, we have been pursuing possible opportunities with regard to the iron ore and other mineral resources. Such efforts are continuing. A substantial portion of the Eagle Mountain Site is subject to the lease and option with MRC for the Landfill Project.

•

We own 100% of Lake Tamarisk Development, LLC, (“LTD”) that owns land at Lake Tamarisk near Desert Center California. Lake Tamarisk Development owns: (i) 72 single family improved lots, including, one residential structure; (ii) 3 multi-family lots totaling 12.42 acres; (iii) 1 commercial lot totaling approximately 3.31 acres; (iv) an approximate 170 acre parcel of unimproved land across the highway from the main entrance to Lake Tamarisk; (v) an approximate 200 acre unimproved parcel adjoining the nine-hole Lake Tamarisk golf course; and (vi) an approximate 39 acre unimproved parcel adjacent to Lake Tamarisk. We are seeking to sell all of our Lake Tamarisk properties.

•

KEM and MRC continue to analyze the issues and opportunities created by the proposed hydro-electric pumped storage project at the Eagle Mountain Site including the threat of the taking of KEM’s property by eminent domain.

Cash Maximization Strategy Status

In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. In particular the adverse final decision in the federal land exchange litigation in March 2011 negatively impacted MRC’s ability to pursue the Landfill Project, which in turn altered and adversely impacted the timing of the continuing implementation of the cash maximization strategy. However, with the sale by Kaiser Recycling of its ownership interest in the West Valley MRF, LLC (“WVMRF, LLC”), LLC, in April 2012 the Company’s Board of Managers declared and paid a distribution of $1.50 per Class A Unit to unitholders of record as of May 9, 2012. In addition, funds were reserved for known future liabilities and for possible future contingent liabilities. Further implementation of the cash maximization strategy and a further winding-down of the Company are dependent upon, among other things, the sale of its remaining assets, which the Company continues to pursue.

In furtherance of the cash maximization strategy, the Company has been seeking to sell its ownership interest in MRC, in KEM and in LTD. Any possible sale of the KEM property was subject, in all instances, to the rights of the District to acquire the Landfill Project on or before October 31, 2011. The final implementation of the cash maximization strategy has been negatively impacted by, among other things, the adverse final decision in the federal land exchange litigation which has halted MRC’s ability to continue to pursue the Landfill Project, the adverse actions of the District, MRC’s bankruptcy and unsettled economic conditions. However, the Company’s Board of Managers has determined that the proposed dissolution of the Company is currently the best opportunity to achieve possible future distributions to its members. Additionally, if the dissolution of the Company occurs, the final implementation of the cash maximization strategy could take a significant additional period of time depending upon the timing of the resolution of MRC’s bankruptcy and the sale of our remaining assets.

KAISER VENTURES LLC AND SUBSIDIARIES

We are continuing to evaluate all reasonable options with regard to the disposition of our remaining assets.

Proposed Dissolution of the Company. On January 15, 2013, the Company’s Board of Managers approved the dissolution and liquidation of the Company, subject to the approval of the Company’s Class A members. The Board of Managers concluded that it was in the best interests of the Company and its members to dissolve and liquidate as the final step in implementing the Company’s previously approved cash maximization strategy. The Plan of Dissolution, New Operating Agreement and the proposed name change require approval by the Company’s Class A members. Preliminary proxy materials were filed with the Securities and Exchange Commission in January 2013 and the final proxy materials were mailed to the Class A members beginning approximately April 23, 2013. Assuming the Plan of Dissolution and the New Operating Agreement are approved by the Company’s Class A members, the Company plans on selling its remaining assets, discharging or making adequate provision for all of its known and contingent liabilities and distributing the net liquidation proceeds, if any, in one or more future distributions to members. However, there could be no further distributions to members if our remaining assets are sold for substantially less than we currently anticipate and/or if liquidation expenses and actual and contingent liabilities are higher than we currently understand and estimate. Accordingly, we are not able to predict with certainty the precise nature, amount or timing of any future distributions, primarily due to our inability to accurately predict (i) the amount of our remaining liabilities, (ii) the amount that we will expend during the course of the liquidation, or (iii) the net realizable value, if any, of our remaining non-cash assets. The Board has not established a firm timetable for any interim or final distributions to the Company’s members. If the Plan of Dissolution is approved by the Company’s Class A members, the individuals serving on the Board of Managers will resign from the Board of Managers and the Board of Managers will be eliminated and replaced with a single Liquidation Manager with the power and authority to manage the liquidation and dissolution of the Company and the winding up of its affairs. The target date to complete dissolution is June 30, 2014, but that date could be extended to December 31, 2014, or beyond.

Further details of the Plan of Dissolution and the New Operating Agreement are provided in the proxy statement that has been mailed to the Company’s Class A members. The special Class A members’ meeting would be the commencement of the final step in the Company’s cash maximization strategy.

MEMBERS OF THE COMPANY ARE URGED TO READ CAREFULLY AND IN THEIR ENTIRETY ALL RELEVANT MATERIALS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE PROXY STATEMENT, BECAUSE THESE MATERIALS WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTIONS.

If the Plan of Dissolution is approved, we intend to immediately seek relief from the SEC to modify our reporting obligations under the Securities and Exchange Act of 1934, as amended, and in particular, to seek relief from the requirement to provide quarterly Form 10-Q Reports and audited annual financial statements. We anticipate that, if granted such relief, we would be required to continue filing current reports on Form 8-K to disclose material events relating to our dissolution and liquidation, along with any other reports that the SEC might require but we would no longer be filing audited financial statements. If the SEC does not grant us the requested relief, we will be required to continue filing all of our periodic and current reports as required by the Securities Exchange Act of 1934, as amended, and to provide audited financial statements, both of which would reduce the amount of funds available, if any, for distribution to members because of the costs associated therewith.

As more fully detailed in the proxy statement that has been furnished to the Company’s Class A members, there are a number of risks associated with dissolving the Company and winding-up its business. These risks include, but are not limited to:

•	We cannot assure members of any future distributions. The dissolution and liquidation process will be under the sole control of the Liquidation Manager and is subject to numerous uncertainties which

KAISER VENTURES LLC AND SUBSIDIARIES

may result in no, or less than anticipated, future distributions. The amount of any future distributions is impacted by the ability and price at which we are able to sell our remaining assets, the amount necessary to resolve or make reasonable provision for all known valid current and contingent obligations and claims, and the expenses of the dissolution and liquidation process;

•

We may not be able to resolve our current and contingent obligations. As a part of the winding up process, the Company will seek to identify, pay or make reasonable provision for the payment of all known valid current and contingent obligations and claims. If the Company cannot resolve such obligations and claims, the Company could be prevented from completing the Plan of Dissolution which would negatively impact the possibility or the amount of future distributions;

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

Eagle Mountain Landfill Project and MRC

In 1988, the Company entered into a 100-year lease agreement (the “MRC Lease”) with MRC. MRC was seeking to develop the Company’s former iron ore mine near Eagle Mountain, California into a large, regional rail-haul, municipal solid waste landfill. On May 26, 2000, the Company also entered into a Real Estate Option Agreement (the “MRC Option”) with MRC which would permit MRC to acquire the real property for the Landfill Project upon the terms and conditions set forth in the MRC Option. The MRC Option has not yet been exercised and it currently expires on May 28, 2013, if it is not extended by mutual agreement. The Company currently owns approximately 84.247% of the Class B units and 100% of the Class A units of MRC. On October 30, 2011, MRC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy. For additional information, please see the discussion above under the first bullet point paragraph in “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Overview.”

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

KAISER VENTURES LLC AND SUBSIDIARIES

well as others may become “debtor-in-possession” lenders to MRC. While Kaiser has made the determination that it will not provide future equity financing to MRC to pursue the Landfill Project, other non-related parties have expressed the desire to continue to pursue the Landfill Project in some manner.

OPERATING RESULTS

Note on WVMRF, LLC

Due to the sale of our fifty percent (50%) ownership in WVMRF, LLC on April 2, 2012, the Company’s consolidated financial statements for the first quarter of 2013 do not reflect any operating results of WVMRF, LLC. However, the consolidated financial statements for the three months ended March 31, 2012, do reflect the Company’s 50% ownership in WVMRF, LLC for the three month period from December 1, 2011 to February 28, 2012. Due to the time required to close the books of the WVMRF, LLC and in keeping with past practice, there was a one month delay in reporting the results of WVMRF, LLC.

Summary of Revenue Sources

Due to the nature of the Company’s projects and the Company’s recognition of revenues from non-recurring items, historical period-to-period comparisons of total revenues may not be meaningful for developing an overall understanding of the Company. Therefore, the Company believes it is important to evaluate the recent developments regarding its revenue sources.

Results of Operations

Analysis of Results for the Quarters Ended March 31, 2013 and 2012

Revenues. Total revenues for the first quarter of 2013 were $107,000 as compared to $325,000 for the comparable period in 2012. The reasons for this decrease are discussed below.

Revenue from the Company’s equity method investment in the WVMRF, LLC decreased by $298,000 to $0 for the first quarter of 2013. This decrease is the direct result of the sale of our entire member interest in the WVMRF, LLC on April 2, 2012.

Revenue from Eagle Mountain operations increased for the first quarter of 2013 by $80,000 to $107,000 as compared to $27,000 for the same period in 2012, primarily due to increased revenue from rock and aggregate sales, as well as, increased diesel sales as compared to the same period in 2012.

Operating Costs. Operating costs decreased to $444,000 for the first quarter of 2013 from $743,000 for the same period in 2012. This decrease relates primarily to decreased expenses for machinery maintenance of $29,000, electrical maintenance and supplies of $54,000, salaries of $34,000, legal of $22,000, licenses, fees and permits of $22,000, outside services of $28,000, and consulting of $23,000. Some of these expenses were rebilled to customers buying rock and aggregate.

Corporate General and Administrative Expenses. Corporate general and administrative expenses increased to $591,000 for the first quarter of 2013 from $525,000 for the same period in 2012. This increase is primarily related to increases in printing costs of $23,000 and legal costs of $70,000 related to the dissolution, as well as, a reduction in allocated salaries-out of $103,000 related to the sale of our interest in the West Valley MRF, LLC. These increases were partially offset by a reduction in salaries of $81,000, executive unit grants of $16,000 and other legal expenses of $34,000.

Net Interest and Investment Income. Net interest and investment income, for the first quarter of 2013, was a gain of $52,000 compared to a gain of $23,000 for the same period in 2012. Of the $52,000 gain for

KAISER VENTURES LLC AND SUBSIDIARIES

the first quarter of 2013, $83,000 was interest income, which was offset by a $31,000 net realized and unrealized loss on the Company’s short-term investments.

Loss Before Income Tax Provision and Allocation of Non-Controlling Interest. The Company recorded a pre-tax loss of $876,000 in the first quarter of 2013 versus $920,000 for the same period in 2012. The Company is taxed as a partnership and thus the Company’s annual results of operations (on an income tax basis) are allocated to the unit holders for inclusion in their respective income tax returns.

Net Loss Attributable to Controlling Interest. For the first quarter of 2013, the Company reported a net loss attributable to controlling interest of $863,000, which is equal to $0.12 per unit, versus a net loss of $890,000, or $0.13 per unit for the same period in 2012.

FINANCIAL POSITION

Cash, and Cash Equivalents and Short-Term Investments. The Company defines cash equivalents as highly liquid debt instruments with original maturities of 90 days or less. Cash and cash equivalents increased $559,000 to $4,721,000 at March 31, 2013 from $4,162,000 at December 31, 2012. Included in cash and cash equivalents is $105,000 and $124,000 held solely for the benefit of MRC at March 31, 2013 and December 31, 2012, respectively.

Below is a table showing the major changes in cash during 2013:

Net decrease in other current assets/liabilities	$(212,000)
Net purchase and maturity of investments	1,535,000
Other cash used by operations	(764,000)

Net Increase in Cash and Equivalents	$559,000

Working Capital. During the first three months of 2013, current assets decreased by $790,000 to $12.7 million, while current liabilities decreased $195,000 to $2.6 million. The decrease in current assets was the result of a decrease in short term investments of $1,363,000, partially offset by an increase in cash and cash equivalents of $559,000 and an increase in accounts receivable and other of $14,000. The decrease in current liabilities is primarily the result of a decrease in accrued liabilities of $208,000 partially offset by an increase in accounts payable of $13,000. As a result, net working capital decreased during the first three months of 2013 by $595,000 to $10,181,000 at March 31, 2013.

Below is a table showing the major changes in working capital.

Changes in Current Assets
Increase in Cash and Cash Equivalents	$559,000
Increase in Accounts Receivable and Other, Net	14,000
Decrease in Short Term Investments	(1,363,000)
Changes in Current Liabilities
Increase in Accounts Payable	(13,000)
Decrease in Accrued Liabilities	208,000

Net Decrease in Working Capital	$(595,000)

Accounts Receivable and Other (Net). During the first three months of 2013, accounts receivable and other current assets increased by $14,000 primarily due to increases in trade accounts receivable associated with aggregate rock sales at Eagle Mountain, which were partially offset by the amortization of prepaid insurance.

Short-Term Investments. During the first three months of 2013, short-term investments decreased by $1,363,000. This is the result of maturing investments and the need for operating funds. On March 31,

KAISER VENTURES LLC AND SUBSIDIARIES

2013, the Company had $6,900,000 of its excess cash reserves invested in such investments. A vast majority of the invested cash is being reserved for future potential liabilities and commitments.

Other Assets. For the first three months of the year, there was a decrease in other assets of $77,000 which is the net result of the amortization of the environmental insurance policy of $75,000, and depreciation of $2,000 related to buildings and equipment.

Environmental Remediation. The Company purchased, in 2001, a 12-year $50 million insurance policy to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company. As of March 31, 2013, based upon current information, we estimate that our future environmental liability related to certain matters and risks not assumed by CCG Ontario, LLC, a subsidiary of Prologis, in its purchase of the Mill Site Property in August 2000 would be approximately $2.3 million for which a reserve has been established. See “Note 2.—ENVIRONMENTAL MATTERS”. In the event a claim for damages is filed, prior to June 30, 2013, against the Company that relates to this reserve, management believes that the claim may be covered by insurance depending upon the nature and timing of the claim. In addition, in connection with the Tar Pits Parcel now owned by Kaiser Recycling, LLC, insurance was purchased in the second quarter of 2012 to cover possible contingent environmental related liabilities and a third party escrow of $363,000 in cash was established benefitting WVMRF, LLC and others. This amount was charged against the Company’s environmental reserve which encompassed this specific environmental exposure. The $113,621 premium for the purchased policy was paid from the cash escrow discussed above.

Non-Controlling Interest in MRC. During the first three months of 2013, the Non-Controlling Interest decreased by $14,000 from $1,985,000 as of December 31, 2012 to $1,971,000 as of March 31, 2013, which is the net loss attributable to non-controlling interest for the three month period. As of March 31, 2013 the resulting non-controlling interest is $1,971,000, which relates to the approximate 15.8% ownership interest in MRC that the Company does not own.

Contingent Liabilities. The Company has contingent liabilities more fully described above and in the notes to the consolidated financial statements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. As disclosed in the Notes to the 2012 Annual Consolidated Financial Statements, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

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

Landfill Permitting and Development. Through its 84.247% interest in MRC, the Company has been developing since 1995, for sale to a municipal entity or operating company, its property known as the Eagle Mountain Site in the California desert for use as a rail-haul municipal solid waste landfill. Pursuant to Section 970-10 of the ASC, capitalizable landfill site development costs are recorded at cost and will be expensed when management determines that the capitalized costs provide no future benefit. However, as discussed in more detail in this Report on Form 10-Q, effective June 30, 2010 and March 31, 2011, there was a determination of impairment of MRC’s investment in the Eagle Mountain Landfill Project which resulted in write-downs of the carrying amount of such investment in our consolidated financial statements. With the determination that an impairment exists no further costs have been or will be capitalized.

Environmental Insurance and Environmental Remediation Liabilities. The Company’s $3.8 million premium for the prospective insurance policy, which was reduced by a refund from the insurance carrier, is capitalized as a long-term asset and is being amortized on a straight-line basis over the twelve (12) year term of the policy. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to Section 450-10 of the ASC when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated. In addition, a new limited environmental insurance policy for a ten year term was purchased by Kaiser Recycling as more fully discussed above.

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

BUSINESS OUTLOOK

The statements contained in this Business Outlook, as well as in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Overview,” are based upon current operations and expectations. In addition to the forward-looking statements and information contained elsewhere in this Report on Form 10-Q, these statements are forward-looking and, therefore, actual results may differ materially. See the Company’s disclosure regarding forward-looking statements in the section entitled “Forward-Looking Statements” above.

Ongoing Operations. As noted above, our revenues from ongoing operations have, in the past, generally been derived from the performance of our major long-term development projects and investments. We have sold most of our major projects and investments as we have disclosed in previous SEC filings, including our fifty percent (50%) ownership interest in WVMRF, LLC on April 2, 2012. Accordingly, our principal remaining assets and projects, other than cash and securities, are: (i) our

KAISER VENTURES LLC AND SUBSIDIARIES

ownership interest in MRC, however, MRC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on October 30, 2011; (ii) our 100% equity ownership of KEM which owns and controls approximately 10,000 acres at the Eagle Mountain Site on or in which millions of tons of iron ore, stockpiled rock and other mineral resources are present; and (iii) our 100% equity ownership interest in Lake Tamarisk Development which owns property near the Eagle Mountain Site. We have no material ongoing operations except in connection with such remaining assets and projects and in connection with addressing any liabilities we may have. Our principal sources of ongoing income over the last several years have been derived from the WVMRF, LLC, investment earnings and from miscellaneous income generated at the Eagle Mountain Site. As a result of the sale of our interest in WVMRF, LLC, no further equity income will be received from WVMRF, LLC.

MRC. As discussed in more detail in “Part I—Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS UPDATE—Overview,” on October 30, 2011, MRC filed a voluntary petition in bankruptcy pursuant to Chapter 11 of the U.S. Bankruptcy Code. The filing was necessary to protect and preserve MRC’s assets and options. Depending upon the results of the bankruptcy process, it is possible that the value of the Kaiser Eagle Mountain investment in MRC could be further impaired.

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

Cash Maximization Strategy. In September 2000, Kaiser Inc.’s Board of Directors approved a strategy to maximize the cash ultimately to be distributed to our owners taking into account all circumstances and applicable legal requirements. This strategy was continued with the conversion of Kaiser Inc. to a limited liability company at the end of 2001. Consistent with this strategy, Kaiser Inc. historically completed or entered into a number of transactions which resulted in Kaiser Inc. distributing a total of $12 per unit in cash to its shareholders. Lengthy, but adversely completed, litigation involving the Landfill Project has delayed the implementation of the goals of the cash maximization strategy. In particular the adverse final decision in the federal land exchange litigation in March 2011 negatively impacted MRC’s ability to pursue the Landfill Project, which in turn altered and adversely impacted the timing of the continuing implementation of the cash maximization strategy. However, with the sale by Kaiser Recycling of its ownership interest in WVMRF, LLC, the Company’s Board of Managers declared and paid a distribution of $1.50 per Class A Unit to unitholders of record as of May 9, 2012. In addition, funds were reserved for known future liabilities and for possible future contingent liabilities as required by Delaware Law. Further implementation of the cash maximization strategy and a further winding-down of the Company’s investment in MRC are dependent upon, among other things, other asset sales. The Company is also exploring and implementing its options to further reduce its operating expenses.

Proposed Dissolution of the Company. On January 15, 2013, the Company’s Board of Managers approved the dissolution and liquidation of the Company, which is subject to the approval by the Company’s Class A members. The Board of Managers concluded that it was in the best interests of the Company and its members to dissolve and liquidate as the final step in implementing the Company’s

KAISER VENTURES LLC AND SUBSIDIARIES

previously approved cash maximization strategy. The Plan of Dissolution, New Operating Agreement and the proposed name change require approval by the Company’s Class A members. Preliminary proxy materials were filed with the Securities and Exchange Commission in January 2013 and the final proxy materials were mailed to the Class A members beginning April 22, 2013. Assuming the Plan of Dissolution and the New Operating Agreement are approved by the Company’s Class A members, the Company plans on selling its remaining assets, discharging or making adequate provision for all of its known and contingent liabilities and distributing the net liquidation proceeds, if any, in one or more future distributions to members. However, there could be no further distributions to members if our remaining assets are sold for substantially less than we currently anticipate and/or if liquidation expenses and actual and contingent liabilities are higher than we currently understand and estimate. Accordingly, we are not able to predict with certainty the precise nature, amount or timing of any future distributions, primarily due to our inability to accurately predict (i) the amount of our remaining liabilities, (ii) the amount that we will expend during the course of the liquidation, or (iii) the net realizable value, if any, of our remaining non-cash assets. The Board has not established a firm timetable for any interim or final distributions to the Company’s members. If the Plan of Dissolution is approved by the Company’s Class A members, the individuals serving on the Board of Managers will resign from the Board of Managers and the Board of Managers will be eliminated and replaced with a single Liquidation Manager with the power and authority to manage the liquidation and dissolution of the Company and the winding up of its affairs. The target date for the Liquidation Manager to complete dissolution is June 30, 2014, but that date could be extended to December 31, 2014, or beyond.

Seeking a Reduction in SEC Reporting

If the Plan of Dissolution is approved, we intend to immediately seek relief from the SEC to modify our reporting obligations under the Securities and Exchange Act of 1934, as amended, and in particular, to seek relief from the requirement to provide quarterly Form 10-Q Reports and audited annual financial statements. We anticipate that, if granted such relief, we would be required to continue filing current reports on Form 8-K to disclose material events relating to our dissolution and liquidation, along with any other reports that the SEC might require but we would no longer be filing quarterly audited financial statements. If the SEC does not grant us the requested relief, we will be required to continue filing all of our periodic and current reports as required by the Securities Exchange Act of 1934, as amended, and to provide audited financial statements, both of which would reduce the amount of funds available, if any, for distribution to members because of the costs associated therewith. If a requested reduction in SEC reporting is obtained following an approval of the Plan of Dissolution, this Report on Form 10-Q for the quarter ended March 31, 2013, may be the last report on Form 10-Q for the Company.

Liquidation Accounting

If the dissolution of the Company is approved by its Class A members, the Company will change its basis of accounting from a “going-concern”, which contemplates realization of assets and satisfaction of liabilities in the normal course of business, to liquidation accounting effective as of the earliest practicable date in accordance with generally accepted accounting principles. Under liquidation accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. Recorded liabilities will also include the estimated costs associated with carrying out the Plan of Dissolution, including all estimated costs of the Company until all assets are sold, all known liabilities are provided for and the Certificate of Cancellation is filed on behalf of the Company.

Corporate Overhead. With the sale of our ownership interest in WVMRF, LLC, there was a reduction during the second quarter of 2012 in the staffing of the Company’s accounting department to reflect the reduced requirements resulting from the sale of our interest in WVMRF, LLC and of our remaining operations and projects. The costs of such reductions, including the payment of severance, were recorded during the second quarter of 2012. Further reductions in overhead costs are being implemented during 2013.

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

CONSOLIDATED FINANCIAL STATEMENTS

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents*	$4,721,000	$4,162,000
Accounts receivable and other, net of allowance for doubtful accounts of $38,000	339,000	325,000
Short-term investments	6,891,000	8,254,000
Restricted cash and cash equivalents:
Pledge for LOC’s	782,000	782,000

	12,733,000	13,523,000

Long-term investments	—	203,000

Eagle Mountain investment	13,843,000	13,843,000

Land	2,465,000	2,465,000

Other Assets
Unamortized environmental insurance premium	75,000	150,000
Refundable Deposits	26,000	27,000
Buildings and equipment (net)	321,000	323,000

	422,000	500,000

Total Assets	$29,463,000	$30,534,000

*	Account balances contain assets of the consolidated variable interest entity that can only be used to settle obligations of the variable interest entity (see Note 1) as of March 31, 2013 and December 31, 2012, respectively: cash and cash equivalents $635,000 and $686,000.

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

as of

	March 31, 2013	December 31, 2012
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$219,000	$206,000
Conversion distribution payable	1,190,000	1,190,000
Accrued liabilities	1,143,000	1,351,000

	2,552,000	2,747,000

Long-term Liabilities
Accrual for MRC railroad casualty loss	4,338,000	4,338,000
Accrual for Eagle Mountain Townsite cleanup	2,340,000	2,340,000
Environmental remediation reserve	2,312,000	2,316,000
Other accrued liabilities	250,000	250,000

	9,240,000	9,244,000

Total Liabilities	11,792,000	11,991,000

Commitments and Contingencies
Members’ Equity
Class A units; issued and outstanding at March 31, 2013 7,096,806, at December 31, 2012 7,076,806	15,700,000	16,558,000
Class B units; issued and outstanding 751,956	—	—
Class C units; issued and outstanding 872	—	—
Class D units; issued and outstanding 128	—	—
Accumulated other comprehensive Income	—	—

	15,700,000	16,558,000
Equity attributable to non-controlling interest	1,971,000	1,985,000

Total Members’ Equity	17,671,000	18,543,000

Total Liabilities and Members’ Equity	$29,463,000	$30,534,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Three Months Ended March 31

	2013	2012
Revenues
Income from equity method investment in the WVMRF, LLC	$—	$298,000
Eagle Mountain revenues	107,000	27,000

Total revenues	107,000	325,000

Operating Costs
Environmental insurance premium amortization	75,000	75,000
Non-capitalized MRC expenses	91,000	197,000
Expenses related to Eagle Mountain	278,000	471,000

Total resource operating costs	444,000	743,000

Gross Loss	(337,000)	(418,000)
Corporate General and Administrative Expenses
Total corporate and administrative expenses	591,000	525,000

Loss from Operations	(928,000)	(943,000)
Fair Value Adjustments of Available for Sale Securities	(31,000)	9,000
Net Interest and Investment Income	83,000	14,000

Loss before Income Tax Provision and allocation of non-controlling interest	(876,000)	(920,000)
Income Tax Provision	1,000	1,000

Net Loss before allocation of non-controlling interest	$(877,000)	$(921,000)

Net Loss attributable to non-controlling interest	$(14,000)	$(31,000)

Net Loss attributable to controlling interest	$(863,000)	$(890,000)

Basic Loss Per Unit	$(0.12)	$(0.13)

Diluted Loss Per Unit	$(0.12)	$(0.13)

Basic Weighted Average Number of Units Outstanding	7,093,000	6,979,000

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Three Months Ended March 31

(Unaudited)

	2013	2012
Cash Flows from Operating Activities
Net Loss before allocation of non-controlling interest	$(877,000)	$(921,000)
Adjustments to reconcile net loss to net cash used in operating activities
Net realized and unrealized (gain) loss on investments	31,000	(9,000)
Equity income recorded from WVMRF, LLC	—	(298,000)
Cash distributions received from WVMRF, LLC	—	750,000
Depreciation and amortization	77,000	80,000
Class A Units / stock-based compensation expense	6,000	16,000
Changes in assets:
Accounts receivable and other	(14,000)	84,000
Changes in liabilities:
Accounts payable and accrued liabilities	(195,000)	(231,000)
Environmental remediation expenditures	(4,000)	(7,000)

Net cash flows used by operating activities	(976,000)	(536,000)

Cash Flows from Investing Activities
Purchase of investments	(1,210,000)	(12,000)
Maturities of investments	2,745,000	500,000

Net cash flows provided in investing activities	1,535,000	488,000

Net Changes in Cash and Cash Equivalents	559,000	(48,000)
Cash and Cash Equivalents at Beginning of Year	4,162,000	804,000

Cash and Cash Equivalents at End of Period	$4,721,000	$756,000

Supplemental disclosure of Cash Flow Information

	2013	2012
Cash paid during the period for income taxes	$7,100	$200

The accompanying notes are an integral part of the consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.	BASIS OF PRESENTATION

The unaudited consolidated financial statements of Kaiser Ventures LLC and Subsidiaries (the “Company”) as of March 31, 2013 and 2012, as well as the related notes, should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company’s financial position at March 31, 2013, and results of operations and cash flows for the three month period ended March 31, 2013 and 2012.

The Company’s consolidated financial statements include the following significant entities: Lake Tamarisk Development, LLC; Kaiser Eagle Mountain, LLC; Kaiser Recycling LLC; all of which are 100% owned; and Mine Reclamation, LLC, which is 84.247% owned.

In addition, the Company has determined that Business Staffing, Inc. which provides administrative services to the Company, is a variable interest entity due to a lack of sufficient equity at risk even though the Company does not own any interest in Business Staffing, Inc. which is 100% owned by three officers of the Company. The Company has also determined it is the primary beneficiary of Business Staffing, Inc. because the Company has the power to direct activities that most significantly impact the economic performance of Business Staffing, Inc. Accordingly, the Company has consolidated this entity into the consolidated financial statements. The consolidation of this entity does not change any legal ownership, and does not change the assets or the liabilities and equity of Kaiser Ventures LLC and Subsidiaries as a stand-alone entity. The only material assets of Business Staffing that are reflected on the Company’s balance sheet as of March 31, 2013, are $635,000 in cash and the related severance liability of $635,000. All other assets and liabilities of Business Staffing are immaterial. As of December 31, 2012, the respective amounts were $686,000 in cash and the related severance liability of $686,000.

Kaiser is the reorganized successor to Kaiser Steel Corporation, referred to as KSC, which was an integrated steel manufacturer that filed for bankruptcy protection in 1987. Since KSC’s bankruptcy, we have been developing assets remaining after the bankruptcy and have realized substantial value from certain of those assets. Currently, our principal remaining assets are: (i) our 84.27% ownership interest in MRC, however, MRC filed a voluntary bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on October 30, 2011; (ii) our 100% equity ownership of KEM which owns and controls approximately 10,000 acres at the Eagle Mountain Site on or in which millions of tons of iron ore, stockpiled rock and other mineral resources are present; and (iii) our 100% equity ownership interest in Lake Tamarisk Development which owns property near the Eagle Mountain Site

Our 50% ownership interest in the WVMRF, LLC was sold on April 2, 2012. For further information on this transaction, see “Note 5. INVESTMENT IN WEST VALLEY MRF, LLC.”

Note 2.	ENVIRONMENTAL MATTERS

The Company purchased an insurance policy effective June 30, 2001 that is designed to provide broad prospective commercial general liability, pollution legal liability, and contractual indemnity coverage for the Company’s ongoing and historical operations on a claims mode basis through June 30, 2013. The policy has a twelve (12) year term and limits of $50 million in the aggregate for defense and indemnity, with no deductible or self-insured retention. The policy is designed to provide coverage for future claims in excess of the Company’s existing and historic insurance policies; however, to the extent that these other insurance policies are not responsive to a claim, the policy will provide first dollar coverage for a claim resulting from property damage, personal injury, bodily injury, cleanup costs or violations of environmental laws. The policy also provides for a broad defense of claims that may be brought against the Company. The policy is specifically intended to provide

KAISER VENTURES LLC AND SUBSIDIARIES

additional coverage for potential liabilities arising from pollution conditions or known and/or potential asbestos-related claims. The policy also provides contractual indemnity coverage for scheduled indemnity obligations of the Company arising from, e.g., prior corporate transactions and real estate sales. The Company expects this policy will cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company that are filed prior to June 30, 2013.

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

In addition to the foregoing policy, an additional insurance policy with a term of ten years covering certain possible contingent environmental and other related events that could arise and impact the WVMRF, LLC and others was purchased by Kaiser Recycling during the second quarter of 2012. The policy premium of $113,621 was paid from the escrow account originally totaling $363,000 that was established as a result of the sale of Kaiser Recycling, LLC’s ownership interest in WVMRF, LLC. The amount of this escrow was charged against the Company’s existing environmental liability reserve.

Note 3.	INVESTMENTS

The Company has an Investment Policy which provides for the investment of excess cash balances primarily in bond funds, commercial paper, and debt instruments. At March 31, 2013 and December 31, 2012, the Company had all of its investments in bonds, bond funds or high grade commercial paper (Standard & Poor’s rating of “BBB” or above) which are classified as “available-for-sale.”

Pursuant to Section 825-10 of the ASC, the Company at the end of a period, compares the actual market value to the actual cost and uses that calculation to determine any gain or loss on the maturity or sale of each available-for-sale investment.

The following is a summary of the fair value of investment securities classified as “available-for-sale” as of March 31, 2013 and December 31, 2012. For each item included in the table below the gains or losses from Fair Value reporting are included in income for the quarter.

KAISER VENTURES LLC AND SUBSIDIARIES

	Available-for-sale Securities at March 31, 2013 and December 31, 2012
	Amortized Cost	Net Unrealized		Fair Value
		Gains	Losses
Bond Funds at March 31, 2013	$6,884,000	$7,000	$—	$6,891,000
Bond Funds at December 31, 2012	$8,335,000	$—	$81,000	$8,254,000

Note 4.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

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

The following table presents information about our assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

KAISER VENTURES LLC AND SUBSIDIARIES

		FAIR VALUE MEASUREMENTS AT REPORTING DATE
	AMOUNT RECORDED ON BALANCE SHEET	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UNOBSERVABLE INPUTS (LEVEL 3)
Assets as of March 31, 2013:
Cash and cash equivalents	$4,721,000	$4,721,000	—	—
Short-term investments	$6,891,000	$6,891,000	—	—
Assets as of December 31, 2012:
Cash and cash equivalents	$4,162,000	$4,162,000	—	—
Short-term investments	$8,254,000	$8,254,000	—	—
Long term investments	$203,000	$203,000

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

The Company accounted for its investment in West Valley MRF, LLC under the equity method. Due to the time required to close the books of the WVMRF, LLC and in keeping with past practice, there was a one month delay in reporting the results of WVMRF, LLC. The Company recognized equity income from the West Valley MRF, LLC of $298,000 for the period from December 1, 2011 to February 28, 2012.

Note 6.	EVALUATION OF LONG-LIVED ASSETS

In accordance with Section 360 of the ASC, long-lived assets are evaluated for potential impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Our review as of March 31, 2013, concluded that no impairment had occurred during the first quarter of 2013 requiring consideration of a write-down and other real estate and building and equipment are recorded at the lower of cost or fair market values.

KAISER VENTURES LLC AND SUBSIDIARIES

Note 7.	COMMITMENTS AND CONTINGENCIES

Environmental Contingencies. As discussed in Note 2, effective June 30, 2001, the Company purchased a 12-year $50 million insurance policy which is expected to cover substantially any and all environmental claims (up to the $50 million policy limit) relating to the historical operations of the Company that are filed prior to June 30, 2013. To the extent a pre-existing liability has not been recorded, claims made for environmental matters are recorded as litigation accruals in the Company’s consolidated financial statements pursuant to ASC 450-10 when it becomes probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Claims accepted by the insurance company pursuant to coverage under the policy are recorded as insurance receivables when coverage is accepted and the amount to be paid by the insurance company can be reasonably estimated.

As of March 31, 2013, the Company estimates, based upon current information and discussions with environmental consultants, that its future environmental liabilities related to certain matters not assumed by CCG Ontario, LLC in its purchase of a substantial portion of Kaiser’s former Fontana mill site property (“Mill Site Property”), including a certain groundwater matter as well as potential matters at Eagle Mountain and at other historical locations, will be approximately $2.3 million. In the event that a future environmental claim for damages is filed against the Company such claim may be covered by insurance depending upon the nature and timing of the claim.

In addition, an insurance policy covering certain possible contingent environmental and other related events that could arise and impact the WVMRF, LLC and others subsequent to the sale of the Company’s interest in the WVMRF, LLC was purchased by Kaiser Recycling during the second quarter. The policy premium of $113,621 was paid from the existing escrow account established by the Company at the time of the sale. These potential contingent environmental related events for which insurance coverage was purchased existed regardless of the sale of Kaiser Recycling’s ownership interest in WVMRF, LLC but such sale did accelerate the timing on fully addressing such potential contingent liabilities.

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

On April 22, 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that improves financial reporting by clarifying when and how public and private companies and not-for-profit organizations should prepare statements using the liquidation basis of accounting. ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Under the new standard, an organization will be required to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either (a) a plan for liquidation is approved by the person or

KAISER VENTURES LLC AND SUBSIDIARIES

persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). The ASU requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. An entity should also recognize and measure its liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditors. The entity also is required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the ASU requires disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. If the dissolution of the Company is approved by its Class A members, the Company will be required to change its basis of accounting to liquidation accounting effective as of the earliest practicable date in accordance with U.S. GAAP. If such approval is obtained, the adoption of the new guidance is expected to have a material impact on our consolidated financial statements.

KAISER VENTURES LLC AND SUBSIDIARIES

PART II

Item 1.	LEGAL PROCEEDINGS

As discussed in our Annual Report on Form 10-K for 2012 we are engaged in certain claims and litigation. As of the date of the filing of this Report on Form 10-Q, there have not been any material developments in the legal proceedings involving the Company from the date of the filing of our Report on Form 10-K for the period ended December 31, 2012, except as noted below:

Iron Partners Litigation Settlement Completed. In April 2008, the Company, along with KSC Recovery, Inc. (the Kaiser Steel Corporation bankruptcy estate), and the federal government were sued by Iron Partners LLC in the U.S. District Court for the Western District of Washington (Iron Partners, LLC v. Maritime Association, United States Department of Transportation, et al., U.S. District Court, Western District Washington at Tacoma, Case No. C08-5217 RJB). This case was tentatively settled in the fourth quarter of 2012. The settlement agreement and all payments required pursuant to the settlement agreement were completed in the first quarter of 2013. The full amount of the Company’s share of the settlement was paid by one of the Company’s insurance carriers.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Not applicable.

Item 5.	OTHER INFORMATION

As discussed in more detail under Item 1 above, on April 10, 2013, the Board of Managers of the Company adopted a revised Plan of Dissolution and Liquidation for the Company and approved a revised Second Amended and Restated Operating Agreement for the Company (the “Revised Restated Agreement”), which are both subject to approval by the Company’s Class A members.

In connection with the approval of the revised Plan of Dissolution and Revised New Operating Agreement the Company entered into an Amended and Restated Liquidation Manager Agreement dated as of April 10, 2013 with Richard E. Stoddard (the “Revised Liquidation Manager Agreement”) and consented to the First Amendment effective as of April 10, 2013 (the “Amendment”) to the Transition Employment Agreement between James F. Verhey, the Company’ Executive Vice President-Finance and Chief Financial Officer, and Business Staffing, Inc. (“BSI”) dated effective January 1, 2013 (the “Verhey Transition Agreement”) The material terms of the Revised Liquidation Manager Agreement and the Amendment are more fully discussed below.

Effective April 10, 2013, the Company entered into the Revised Liquidation Manager Agreement with Richard E. Stoddard, the Company’s current President, Chief Executive Officer, and Chairman of the Board of Managers primarily to reflect its agreement with Mr. Stoddard on the nature of a contingent fee to be payable to him as the “Liquidation Manager” under certain circumstances. The Revised Liquidation Manager Agreement amends and restates the Liquidation Manager Agreement entered into by the Company and Mr. Stoddard on

KAISER VENTURES LLC AND SUBSIDIARIES

January 15, 2013 (the “Original Agreement”). Although the Board approved and entered into the Revised Liquidation Manager Agreement, such agreement does not become effective until the approval by the Company’s Class A members of the Revised Plan and the Revised Restated Agreement and pending such approval, Mr. Stoddard’s Transition Employment Agreement with BSI will remain in place.

The following summary is qualified in its entirety by the full text of the Revised Liquidation Manager Agreement, which is filed as Exhibit 10.1 to the Company Current Report on Form 8-K dated April 10, 2013, and is incorporated herein by reference. With the exception of the changes described below, the Revised Liquidation Manager Agreement makes no material modifications to the Original Agreement as originally filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2013.

The Revised Liquidation Manager Agreement makes two changes to the compensation payable to Mr. Stoddard in his capacity as Liquidation Manager as originally contemplated by the Original Agreement, as follows:

•

The monthly consulting fee payable to the Liquidation Manager under Section 6 of the Revised Liquidation Manager Agreement will be $23,000 per month in arrears through April 30, 2014 and will then be reduced to $17,500 per month in arrears until June 30, 2014, unless payment of such consulting fee is extended to December 31, 2014, if there is no previous transaction or transactions for all material Eagle Mountain Assets and a transaction or transactions for the sale or other third-party transfer of the Eagle Mountain Assets is reasonably likely to occur on or before December 31, 2014, or if there are material uncertainties with regard to the final liquidation of the Company, such as the final resolution of all claims. The Original Agreement had provided for a similar amount of consulting fees and had contemplated a reduction in the monthly consulting fee over time, but the Original Agreement had not used a fixed date for the reduction from $23,000 per month to $17,500 per month.

•

The Liquidation Manager will be compensated on a contingent basis by being paid a success fee equal to 5% of the gross proceeds collected by the Company from any asset sales, after deduction for direct closing costs and expenses. The success fee will be further reduced by the amount paid to the Liquidation Manager as a monthly consulting fee as of the date of any particular sale of Eagle Mountain Assets. The success fee will be payable in installments: 60% payable at the closing of the relevant transaction, 30% upon a distribution of proceeds to the members of the Company following an asset sale and 10% upon the filing by the Company of a certificate of cancellation with the Secretary of State of the State of Delaware.

The Revised Liquidation Manager Agreement clarifies the process by which the Liquidation Manager’s monthly fixed consulting fee would be extended. The Revised Liquidation Manager Agreement provides that the Liquidation Manager’s monthly consulting fee terminates on June 30, 2014, (the “Monthly Fee Termination Date”) but the Monthly Fee Termination Date may be extended by the Member Representative at the request of the Liquidation Manager up to a date no later than December 31, 2014, if the Member Representative reasonably concludes that (i) a sale of all material Eagle Mountain Assets has not occurred on or prior to June 30, 2014, and the sale of the remaining material Eagle Mountain Assets is reasonably likely to occur on or before December 31, 2014; or (ii) there are material uncertainties with regard to the final liquidation of the Company such as the final resolution of all claims.

BSI, a company owned by the executive officers of the Company, provides staffing to the Company, the cost of which is reimbursed by the Company without mark-up or profit to BSI. As previously reported, on December 28, 2012, BSI entered into a Transition Employment Agreement with each of the executive officers of the Company effective as of January 1, 2013. On April 10, 2013, BSI entered into the Amendment which modifies the Verhey Transition Agreement by extending the term of Mr. Verhey’s employment under the Verhey Transition Agreement to April 30, 2014, and reducing Mr. Verhey’s annual base salary from $160,000 to $120,000 effective as of May 1, 2013.

KAISER VENTURES LLC AND SUBSIDIARIES

The foregoing summary of the amendments to the Verhey Transition Agreement set forth in the Amendment is qualified in its entirety by the full text of the Amendment, which is filed as Exhibit 10.2 to the Current Report on Form 8-K dated April 10, 2013, and is incorporated herein by reference.

Item 6.	EXHIBITS

A.	Exhibits

Exhibit 31.1—Certificate of Richard E. Stoddard, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a).**

Exhibit 31.2—Certificate of James F. Verhey, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a). **

Exhibit 32—Certificate of Richard E. Stoddard, Chief Executive Officer, and James F. Verhey, Chief Financial Officer, pursuant to Section 1350. **

Exhibit 101—The following materials from Kaiser Ventures LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Shareholders’ Equity; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

**	Filed with this Report.

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

KAISER VENTURES LLC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAISER VENTURES LLC

Date: May 14, 2013	/s/ Richard E. Stoddard
Richard E. Stoddard
President and Chief Executive Officer
Principal Executive Officer

Date: May 14, 2013	/s/ James F. Verhey
James F. Verhey
Executive Vice President—Finance & CFO
Principal Financial and Accounting Officer